Form 10-K405
period 1996-06-30
INFOMED HOLDINGS INC
filed 1996-09-30
CIK 896157

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K
      (Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended June 30, 1996
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from                          to
                                         -------------------------    ---------
                        Commission File Number: 0-22162
                        -------------------------------

                           INFOMED HOLDINGS, INC.
           (Exact name of registrant as specified in its charter)

        Delaware                                        22-3209241
        --------                                        ----------
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                  Identification No.)

        1180 SW 36th Ave.                               33069
        Pompano Beach, Florida                          (zip code)
        (Address of principal
        executive office)

       Registrant's telephone number, including area code (954) 974-0707
                         -----------------------------

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12 (g) of the Act:
                         Common Stock, $.001 par value
                                (Title of Class)
                         -----------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X     No
                                              ----      ----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. X
                            -----

        Aggregate market value of the voting stock held by nonaffiliates of the registrant, computed using the closing price as reported by NASDAQ for the Company's common stock on September 26, 1996: $3,770,193

        Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date:

                                              Outstanding at
                   Class                    September 1, 1996
                   -----                    -----------------
        Common Stock, $.001 par value           2,374,407


                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1: BUSINESS

General

InfoMed Holdings, Inc. (the "Company") through its operating subsidiary, InfoMed, Inc. ("InfoMed") designs, markets, services and supports information systems for home health care providers. InfoMed was incorporated in New Jersey on July 30, 1969 and has developed, or acquired companies that have developed, home health information systems with certified, clinical, private duty, multi-office and special line capabilities. The Company's base product, STAT 2, allows home health care agencies to manage the financial, administration and clinical aspects of their business. The Company also provides a full compliment of installation, implementation, training, consulting and software and hardware maintenance services to its customers.

The Company was incorporated in Delaware on October 28, 1992. In late August 1993, pursuant to the terms of an exchange offer, the Company acquired 96% of the common stock of InfoMed and approximately 93% of the common stock of Script Systems, Inc. ("Script"), a provider of management information systems and services to medical offices, clinics and hospital departments. In August 1995, the Company sold substantially all of the assets of Script to Medic Computer Systems, Inc. for $2,976,000 in cash. The Company retained the obligations to deliver and the rights to revenue from the backlogged Script orders, while Medic assumed on-going support and maintenance obligations. Script is now substantially inactive.

Merger Agreement

On September 5, 1996, the Company and Simione Central Holding, Inc. ("Simione") entered into an Agreement and Plan of Merger, which was amended and restated on September 13, 1996 (the "Merger Agreement"), pursuant to which Simione will be merged with a wholly-owned subsidiary of the Company. In connection therewith, each issued and outstanding share of Simione common stock will be converted into and exchanged for the right to receive 0.22021 shares of the Company's common stock (the "Exchange Ratio"). Notwithstanding the foregoing, any shares of Simione common stock held by the Company or any of its subsidiaries, any shares held in treasury by Simione and any shares held by subsidiaries of Simione will be canceled and retired and no consideration will be issued in exchange therefore. In addition, any shareholders of Simione who fail to deliver certain representations in connection with the receipt of the Company's common stock in the merger will receive cash in lieu of shares of the Company's common stock, provided that a condition to the closing of the transaction is that the holders of no more than 5% of Simione common stock so act. The amount of any such cash payment will be based on the value of the Company's common stock on the last trading day immediately preceding the closing of the merger. Under the terms of the Merger Agreement, all outstanding options and warrants to purchase Simione common stock will be converted into the right to purchase shares of the Company's common stock; provided that the number of shares to be so purchased and respective exercise prices thereof shall be adjusted by the Exchange Ratio. The transaction is subject to approval by the shareholders of Simione, appropriate regulatory approvals and the satisfaction of certain other conditions contained in the Merger Agreement.

Simione provides shared information management; operations, clinical and financial support as well as various consulting services to home care providers. Simione's predecessors were Central Health Management Services, Inc. ("CHMS") and also certain operations of Central Health Services, Inc. ("CHS"). CHMS was incorporated in September 1991 and provided information management and operations, clinical and financial support services to third party home care providers. From its incorporation until January 1996, CHMS was a wholly-owned subsidiary of Central Health Holding Company, Inc. ("CHHC"). CHS, a wholly owned subsidiary of CHHC, provided information management and operations, clinical and financial support services solely to home healthcare agencies owned by CHHC. Effective January 1, 1996, CHHC transferred, at book value, the assets and employees related to CHS's information management and certain clinical and financial support service operations to CHMS

On Janaury 6, 1996, CHMS formed CHMS Transitory Corp. ("Transitory Corp."). Transitory Corp. issued 27,199,999 shares of Class A Common Stock and one share of Class B Common Stock, all of which were held by CHMS. On January 16, 1996, CHMS and Transitory Corp. merged with Transitory Corp. as the survivor. The 100 shares of CHMS Common Stock held by CHHC were cancelled and CHHC received the Class A and Class B Common Stock of Transitory Corp. Immediately subsequent to the merger, Transitory Corp. amended its articles of incorporation and changed its name to Central Health Management Services, Inc. On January 17, 1996, CHHC completed a pro-rata distribution to its shareholders of all the outstanding capital stock of CHMS. The distribution was accomplished through the issuance of 15.492 Class A shares of CHMS common stock for each share of CHHC's common stock held by the respective shareholder. On January 18, 1996, CHMS amended its articles of incorporation to rename the corporation Simione Central Holding, Inc.

Simione's customers include third party home care providers and home health care agencies owned by CHHC. For the years ended December 31, 1995, 1994 and 1993, the percentages of revenue earned from CHHC-owned agencies totaled 69%, 71% and 86%, respectively. CHHC's home health agencies derived approximately 97% of their net revenue from services provided under the Medicare and Medicaid programs.

On September 19, 1996, SCI entered into a binding letter of intent with Columbia/HCA Healthcare Corporation ("Columbia") pursuant to which Simione Central, Inc ("SCI"), a wholly owned subsidiary of CHHC, and certain affiliates of Columbia will enter into definitive management and support agreements, information services agreements, a transition management agreement and an information and billing systems agreement (collectively, the "Proposed Agreements"). Pursuant to the Proposed Agreements, SCI will manage and provide information management and data processing technology services to certain affiliates of Columbia party to such Proposed Agreements. SCI anticipates realizing net revenues in excess of $15 million annually in connection with the Proposed Agreements. As part of the above transaction, Columbia will purchase the stock of CHHC pursuant to a Stock Purchase Agreement by and among Columbia, CHHC, The Central Health Holding Company Employee Stock Ownership Plan Trust (the "CHHC Plan Trust"), Gary M. Bremer, Rodney D. Windley and certain other shareholders of CHHC (the "Stock Purchase Agreement"). In consideration of the above transactions, SCI has agreed to execute and deliver to Columbia a guaranty agreement (the "Guaranty") pursuant to which SCI will guarantee certain of the obligations of the CHHC Plan Trust, Mr. Bremer, Mr. Windley and such other shareholders of CHHC under the Stock Purchase Agreement. All of the above transactions are contingent upon the occurrence of certain events.

The Merger Agreement also provides that the Board of Directors of the Company after the consummation of the Merger shall consist of the following persons:
Gary M. Bremer, Chairman; William J. Simione, Vice Chairman; James R. Henderson; Barrett C. O'Donnell; and Murali Anantharaman. The Merger Agreement further states the officers of the Company after the consummation of the Merger shall consist of the following persons: Gary M. Bremer, Chief Executive Officer and Chairman; James R. Henderson, President; William J. Simione, Jr., Executive Vice President; Gary W. Rasmussen, Chief Operating Officer; Lori Nadler Siegel, Chief Financial Officer and Treasurer; and James A. Tramonte, General Counsel and Secretary.

Upon the consummation of the Merger, the shareholders of Simione will own approximately 67% of the outstanding shares of Common Stock of the Company and the current shareholders of the Company will own approximately 33% of the outstanding shares of Common Stock of the Company.

For more information concerning the merger, please refer to the Merger Agreement filed as Exhibit 10.53 to this Form 10-K

Industry Background

Management believes that health care will continue to be one of the nation's largest and fastest growing industries and home health care will be one of its fastest growing segments. The Company estimates that the market for home health care services and products is growing at approximately 20% per year. The home health care market is also experiencing significant consolidation as large home health care agencies acquire smaller agencies and become multi-office providers. Additionally, hospitals and hospital chains are acquiring home care agencies as an expansion of their product offering to managed care organizations.

In addition to growth and consolidation, the health care industry and specifically the home health care market are experiencing rapid change. Factors affecting the market include changing demographics, new health care technologies and the need of health care providers to contain costs. Many industry experts agree that future health care reform will cause health care providers to concentrate on and emphasize the following: productivity and cost containment, managed care applications, medical records, connectivity and electronic data interchange.

The growth, consolidation and change occurring in the home health care market creates a unique opportunity for companies that serve it. The Company believes that health care providers will seek more comprehensive, productive and efficient information systems to respond to the growth and changes. Home health care providers will, most likely, increasingly rely on information systems to enhance their complex organizations.


Business Strategy

The Company's objective is to become its industry's leader in providing the best systems, training, installation and related professional services available. The Company's strategy is to develop and maintain comprehensive and integrated systems which will meet the current and future needs of its customers. The Company is currently developing enhancements in various areas including managed care, medical records and electronic data interchange. Additionally, the Company believes that increased growth and stockholder value can be achieved through acquisitions and, therefore, may pursue selected acquisitions in health care information systems markets.


Products

The Company focuses its product development and sales efforts on its STAT 2 system including its recently released STAT 2 Medical Records module. In addition, in an effort to develop the most technologically advanced products to enable customers to do business from a paperless' office, the Company has recently introduced document imaging and telephony systems, which will either integrate with STAT 2 or operate on a stand alone basis.

                                     STAT 2

The Company's STAT 2 system is a comprehensive and integrated home health care information management system which operates with MS-DOS, AIX and SCO UNIX and is designed for use on microcomputers, LAN based PC's and IBM RS/6000 hardware. STAT 2 automates the clinical, operational and financial areas of a home health care agency. STAT 2 is designed to provide real-time reporting capabilities, to increase management information for decision making, to speed information processing, to eliminate redundant data entry, to reduce operating costs, to expand access to data and to improve reporting. The system generates over 250 standard reports, data sheets and standard home health reports. STAT 2 supports various home health care businesses including:

               -Certified                      -IV Therapy
               -Home Medical Equipment         -Private Duty
               -Hospice


STAT 2 has a flexible data base structure that provides a frame work for responding to home health care's diverse needs and operating procedures. STAT 2's major modules include:

               -Patient Registration           -Accounts Payable
               -Treatment Plans                -Accounts Receivable
               -Care Plans                     -Claims Tracking
               -Scheduling                     -Statistical Reports
               -Inventory                      -Personnel Management
               -Home Medical Equipment         -Payroll
               -Infusion Therapy               -General Ledger
               -Billing                        -Cost Report
               -Electronic Claims              -Report Writer
               -Collections                    -Hospice

The STAT 2 system is ideally suited for use by hospital-based and multi-branch home care providers. The license price of a STAT 2 system ranges from $20,000 to over $1,000,000 depending on a number of factors, including the size and structure of the customer, the hardware platform utilized and the software modules licensed.



                           STAT 2 Medical Records

InfoMed's STAT 2 Medical Records module is designed to help homecare agencies meet the challenges of improving patient care while reducing costs through improved productivity. STAT 2 Medical Records allows field staff, using point-of-care units, to enter, update and transmit patient information from remote locations to the home office via modem connection, updating the central STAT 2 system on a realtime basis. Medical Records used in conjunction with other Company products can assist an agency in gathering the information needed to determine the cost of care so they can successfully negotiate managed care contracts. Home health care agencies can use the system to improve the quality of care and its operating efficiency by measuring outcomes, establishing clinical pathways, and reporting on variances to the plan of care.

STAT 2 Medical Records is comprised of the following modules which are integrated with all other clinical, financial and operational STAT 2 modules for collaborative reporting and analysis:

               -Intake                    -Clinical Notes
               -Assessment                -Treatment Plans
               -Care Plans/Pathways       -Medications
               -Verbal Orders

The STAT 2 Medical Records module provides seamless integration between the point-of-care, headquarters and the branch office and it utilizes pre-defined and 100% user-definable care plans, assessments and pathways. The price of a STAT 2 Medical Records module begins at approximately $30,000 and increases based upon the number of field users licensed by the customer.


                                Document Imaging

STATScan is a windows-based imaging system in which paper forms are scanned into a customer's information system and stored electronically. Documents are scanned, digitized and stored on optical disks. The documents can then be indexed according to user defined fields and recalled for instant use.
STATScan also provides an automated workflow application which allows the customer to define the flow of image information to various groups within the organization. STATScan not only can reduce entire rooms of paper and filing cabinets to a few shelves of optical disks, it also provides increased security and control of information, fast information retrieval and the ability to share information in a real-time environment.

                                   Telephony


The Company has recently released in field test TELTime, an interactive voice response telephony system. TELTime records visit and mileage data from home health employees in the field using telephones in place of computer terminals. Such data can then be automatically exported into a customer's payroll and billing applications. The system provides a low cost and time saving process to record data, produce records and accelerate a customer's billing activities. TELTime also includes various standard reports and allows user-customized reports to be generated through a compatible report writer tool.

The Company believes that providing superior and comprehensive support services to customers is critical to being successful in its industry. The Company offers a variety of services to its new and existing customers through a network of service and support personnel. Such services include the following:


Installation:   Prior to delivery of a new system, the Company installs
                its software on the customer's hardware and ensures that the system is operating properly. The Company then offers on-site services, whereby a Company technical representative installs and checks the system at the customer's premises.
                Additionally, an installation coordinator is assigned to all new customers to answer customer questions and manage the implementation process.

Training:       The Company offers complete training services to all of its new and existing customers. Customers receive between five and ten days of training at a Company location included in the price of a new system. Subsequent training is also made available at an additional charge.

Software        The Company's software maintenance services include
Maintenance:    telephone consultation during the customer's normal business hours, on-line support of the software, providing periodic upgrades and enhancements, and keeping the software current with certain government regulations. The Company also offers
                24 hours a day, seven days a week, on-call telephone software support. Releases of new software enhancements are usually distributed to customers at least annually. In addition, the software is modified to comply with regulatory changes on an as-needed basis. Software maintenance revenues accounted for approximately 37% of the Company's total revenues in fiscal
                1996.

Hardware        The Company offers hardware support services to its
Maintenance:    customers pursuant to equipment maintenance agreements.  The
                Company sub-contracts with IBM to provide many specific hardware maintenance tasks. In addition, Company technical personnel also provide on-site support and are available 24 hours a day, seven days a week, to provide on-call hardware support. Hardware Maintenance revenues accounted for approximately 3% of the Company's total revenues in fiscal
                1996.

Professional    The Company offers a wide variety of professional
Services:       consulting and custom programming services to its customers.
                These optional services include technical audits of the customer's information systems, medical records consulting, integration and network planning, strategic and tactical information system planning, before/after image journaling, high availability and on-line back up, general project management and facilities management.


Research and Development

The Company maintains a staff of approximately 36 programmers, systems analysts, quality assurance analysts and documentation specialists who monitor technological and other changes in the computer software and health care industries and who continuously enhance the Company's software products.
During fiscal year 1996, the Company's research and development expense was approximately $2,003,402. The Company has entered into a number of development arrangements with certain of its customers where the customers partially fund and/or provide input concerning new product development. The Company maintains all ownership rights to software developed through these arrangements. The Company recognizes the need to respond to the rapid technological change that is occurring in the software and health care industries. There can be no assurance, however, that the Company will be able to develop products on a timely basis or that its future products will fully address the needs of its current or prospective customers.


Sales and Marketing

The Company markets its products and services directly through its sales representatives located throughout the United States. The Company's sales force consists of a National Sales Manager and eight Sales Representatives. Additionally, the Company employs a marketing and sales support staff of five people to assist its sales force.

The Company obtains leads through direct marketing and advertisements in trade periodicals. In addition, Company representatives regularly attend trade shows and medical conferences around the United States. Leads are also obtained from existing customers, consultant references and Company-sponsored educational seminars.

The Company recognizes the importance of maintaining good communication and obtaining valuable input from its customers. Therefore, the Company sponsors national user group meetings. Regional user groups have also been established to discuss customer comments, suggestions, industry trends and related product issues.


Customers

As of June 30, 1996, the Company had approximately 365 customers using the STAT 2 system and the Company's other home health software products. Some customers have multiple affiliated companies and offices throughout the United States. The STAT 2 customer base includes hospital-based programs, small home health care agencies, and large multi-office providers of home health care services. No customer accounted for ten percent or more of the Company's consolidated revenues during the fiscal year ended June 30, 1996.


Competition

The market for health care information systems is highly competitive. The Company believes that the primary factors affecting competition are product performance and reliability, customer support, product flexibility and ease of use, pricing, potential for providing enhancements, product reputation and financial stability. Approximately 25 companies compete in the home health care information system market. The Company's principal competitors in this market are companies which may have greater financial and other resources than the Company.

As the Company's market develops, certain new competitors, some of whom may have significantly more resources than the Company, may enter the market. There can be no assurance that the Company will be able to compete with such competitors.


Proprietary Rights and Product Protection

The Company has registered the trademark "InfoMed, Inc." and owns the copyrights on its STAT products. The Company does not hold patents on its proprietary software since patents are generally not obtainable for software. The Company relies on a combination of trademark, copyright and trade secret laws to protect the proprietary rights of its software and related products.
In addition, the Company provides its products to customers only pursuant to license agreements which grant a non-exclusive and limited license to use such products which restrict any unauthorized disclosure or transfer of any proprietary information. Company employees also sign a non-disclosure agreement with the Company related to proprietary information. Notwithstanding these safeguards, it may be possible for competitors to obtain the Company's
trade secrets.   Furthermore, there can be no assurance that other companies will not independently develop software products similar to those developed or planned by the Company. The Company believes, however, that its ability to further enhance, modify and support its products is more important than trade secrets and copyright protection to achieving a leadership position in its industry.


Government Regulations and Health Care Reform

The Company's business is not directly subject to government regulation. However, the health care industry is subject to extensive federal and state regulation governing, among other things, addition of new services, certain capital expenditures and provider reimbursement. The effect of future legislation and regulation upon prospective customers may, in certain circumstances, have an adverse effect upon the Company's business. It is possible that some form of health care reform legislation will be passed by the United States Congress in the near future. The substance and effect of such legislation is unknown at this time. However, the Company believes that such reform may increase the need of health care providers to utilize information systems to manage these businesses.


Employees

As of September 1, 1996, the Company employed a total of 101 employees including 13 in marketing and sales, 36 in programming, enhancements, quality assurance and regulatory compliance, 33 in support and technical services and 19 in management, general administration and finance.

The Company believes that its future success depends in part upon recruiting, motivating and retaining highly skilled and qualified employees in all aspects of the Company's business. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are good.


Backlog

As of June 30, 1996, the backlog of new system sales and upgrade orders
considered to be firm was approximately $4,700,000.   Most of the backlog
orders are expected to be filled within fiscal year 1997.


ITEM 2: PROPERTIES

The Company's principal executive offices are located at 1180 SW 36th Avenue, Pompano Beach, Florida. The Pompano Beach office consists of 20,291 square feet under a lease that expires December 31, 2001 and requires a current annual base rent of $213,056. The landlord of such office is a company comprised of certain directors and related parties of the Company (See "Item 13 - Certain Relationships and Related Transactions"). The Company also leases a small office in Pennington, New Jersey, pursuant to a lease that expires June 15, 1997, with an annual base rent of $13,125.

The Company believes that its present facilities are adequate to meet the Company's current and foreseeable needs.


ITEM 3: LEGAL PROCEEDINGS

The Company knows of no material pending litigation to which it is a party that, in the opinion of management, could result in a materially adverse affect on the business or financial condition of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of Company's fiscal year ended June 30, 1996.


                                   PART II


ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded over the counter under the symbol IMHI. The following table sets forth the quarterly high and low bid quotations for the Company's common stock, as reported by the Nasdaq for the periods indicated. These prices also represent inter-dealer quotations without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

Quarter Ended                     High                    Low
- -------------                     ----                    ---

September 30, 1994                4                       3-5/8
December 31, 1994                 2-7/8                   2-5/8
March 31, 1995                    3                       2
June 30, 1995                     2-5/8                   1-5/8
September 30, 1995                2-3/8                   1-1/8
December 31, 1995                 1-7/8                   1
March 31, 1996                    1-7/8                   3/4
June 30, 1996                     3-3/8                   1-1/8


The Company has not paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

As of September 1, 1996 there were approximately 90 stockholders of record.



ITEM 6: SELECTED FINANCIAL DATA

                       FIVE YEAR SELECTED CONSOLIDATED
                                FINANCIAL DATA
                (Dollars in thousands, except earnings per share)


                                                           As of or for the years ended June 30,
                                        -------------------------------------------------------------------------

                                           1996           1995            1994           1993             1992
- -----------------------------------------------------------------------------------------------------------------
Statement of Operations Data:

Revenue                                 $  13,474       $ 14,497        $  18,781       $ 9,460         $ 10,220
Operating income (loss)                 $     504       $ (6,636)       $     881       $(2,223)        $   (440)
Net income (loss)                       $   1,044       $ (6,698)       $     804       $(1,428)        $    466
Primary earnings (loss per share)       $    0.22       $  (2.99)       $    0.26       $ (5.43)        $  (0.49)

Balance Sheet Data:

Total assets                           $    4,030       $  7,410        $  10,714       $ 5,585         $  6,850
Long-Term Debt                         $       79       $    123        $   1,045       $ 1,128         $    697
Redeemable preferred stock             $        0       $      0        $       0       $     0         $    500
Stockholders' equity (deficit)         $   (1,981)      $ (2,719)       $   3,156       $   373         $  1,337

The above information includes business combinations with Coastal Information Systems, Inc. in December 1991 and Script Systems, Inc. in August 1993 and the disposition of Script Systems, Inc. in August 1995.

The preceding table sets forth selected consolidated financial data that were derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP or Ernst & Young LLP, independent accountants. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and with the Company's financial statements and the related notes thereto included elsewhere in this Form 10-K.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

            Year Ended June 30, 1996 vs. Year Ended June 30, 1995


Presentation

The accompanying financial statements include the accounts of the Company and its subsidiaries, InfoMed, Inc. ("InfoMed") and Script Systems, Inc. ("Script"). On August 28 1995, the Company completed the sale of substantially all assets of Script for $2,967,000.


Liquidity and Capital Resources

For the year ended June 30, 1996, the Company's cash balance increased by $472,793. This increase was due primarily to proceeds from the sale of Script discussed above, offset by cash outflows for purchases of fixed assets and for reduction of debt, and accounts payable.

During 1996, the Company repaid the then outstanding balances (approximately $435,000) due under a line of credit with United Jersey Bank. This line of credit, which was used for short-term working capital needs, expired on October 31, 1995 and was not renewed.

The Company has a working capital deficit of $2,802,481 and a stockholders' deficit of $1,980,983 at June 30, 1996. Included in the working capital deficit is $975,746 of customer deposits and $1,105,533 of unearned income which will not require cash payment by the Company.

In addition to the elimination of expenses related to the sale of Script assets, the Company has implemented reductions of certain expenses to continue to improve profitability and cash flows. The Company was profitable in 1996. There can be no assurances, however, that these measures will be successful or that the current year's profitability will be maintained. If profitability and positive cash flow is not maintained, the Company could be forced to seek additional financial assistance which may not be available.


Results of Operations

Revenues

Overall, total revenues from operations decreased $1,023,275 or approximately 7.1% for the year ended June 30, 1996 as compared to June 30, 1995, primarily due to the sale of Script described above, which resulted in a reduction of total revenues of $3,551,943. Software and equipment revenue increased by $362,125 or 6.6%. This increase in software and equipment revenues consists of an increase in InfoMed sales of approximately $1,612,744, which was offset by a reduction in these revenues of $1,250,619 due to the sale of Script. Maintenance and other services decreased $1,385,400 or approximately 15.4% during 1996 as compared to 1995. This net decrease resulted from an increase in InfoMed maintenance and other services of $915,924 which was offset by decreased volume of approximately $2,301,324 due to a decreased customer revenue base resulting from the sale of Script assets.

Cost of Sales

Overall, cost of sales from operations decreased by $5,075,433 or approximately 57.4 % for the year ended June 30, 1996 as compared to the previous year. Cost of sales of software and equipment decreased by $4,121,790 or approximately 76.4% from 1995 to 1996 due primarily to the sale of Script, which resulted in a reduction of these costs of $2,456,638. Cost of sales on maintenance and software support decreased by $953,643 or approximately 27.7% from 1995 to 1996. Cost of maintenance and other services decreased $1,652,047 due to the sale of Script.

The gross margin percentage for software and equipment increased from approximately 1.5% in 1995 to approximately 78.2% in 1996 primarily because of increases in rates and reductions of salaries and other related expenses. The increase in gross margin percentages for maintenance and support from approximately 61.8% in 1995 to approximately 67.4% in 1996 is primarily a result of increases in rates for monthly maintenance support.


Research and Development Costs

Research and development costs increased $529,690 (approximately 35.9%) in 1996 as compared to 1995. These costs include primarily salaries and related benefits, training costs, and purchases of developmental software to be used in the development of new products. During 1996, the Company reviewed its product development areas and determined that technological feasibility is currently being established upon completion of a working model. Costs incurred in 1996 between completion of the working model and the point at which the product is ready for general release have been insignificant. During 1995, the Company capitalized software development costs aggregating $874,325 whereas in 1996 the Company capitalized no such costs.


Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $2,467,754
(approximately 28.1 %) in 1996 versus 1995 levels.

Approximately $1,498,684 of this reduction is due to the sale of Script. The remainder of the decrease in these costs results primarily from reductions in salaries and related benefits, office rents, communications costs and other operating costs.

Amortization and Depreciation Expenses

Amortization and depreciation expenses decreased $765,545 or approximately 44.5% in 1996 versus 1995, primarily due to the sale of Script, as discussed above.


Gain on Sale of Assets

On August 28, 1995, the Company sold substantially all of the assets of Script to Medic Computer Systems, Inc. ("Medic.") for $2,967,000 resulting in a gain of approximately $146,000 which is included in the gain on sale of assets.

On October 23,1995, the Company sold certain property with a book value of $130,400 for $421,975.

Income from Operations

In 1996, the Company generated income from operations of $504,471, compared to a loss from operations in 1995 of $6,635,579. During 1996, the Company instituted an overall cost reduction program to reduce operating costs. Costs included in this program included salaries and related payroll taxes and benefits, office rents, communications costs, travel expenses, legal expenses and certain other operating costs.

            Year Ended June 30, 1995 vs. Year Ended June 30, 1994

General

For the year ended June 30, 1995, the Company reported a loss from operations and net loss of $6,698,215 as compared to income from operations of $966,932 and net income of $803,932 for the year ended June 30, 1994.

Revenues

Total revenues from operations decreased $4,283,533 or 22.8% for the year ended June 30, 1995 as compared to June 30, 1994. Software and equipment revenue decreased by $4,750,768 or 46.5% due to a decrease in contracts signed in both of the Company's divisions. Unexpected delays in the introduction of new products have slowed the Company's ability to sell new contracts. The Company introduced some products into field test in the third quarter of fiscal 1995. In addition, the health care market is experiencing significant consolidation, which, in may cases, has slowed purchasing decisions. Revenues from maintenance and other services increased $467,235 or 5.5% which reflects price increases and increased volume due to an increased customer revenue base.

Cost of Sales

Overall cost of sales from operations increased by $735,767 or 7.7% for the year ended June 30, 1995 compared to the previous year. Cost of sales on software and equipment increased by $243,804 or 3.7% from 1994 to 1995 due to increases in salaries and related expenses which were somewhat offset by a reduction in costs of equipment. Cost of sales on maintenance and software support increased by $491,963 or 16.7% from 1994 to 1995, due to the addition of Script hardware maintenance revenues for a full year, which are sub-contracted to third party maintenance vendors and an increase in customer service salaries.

The decrease in gross margin for software and equipment from 35.2% in 1994 to (25.5)% in 1995 reflects reduced sales in relation to fixed costs. Fixed costs include non-capitalizable programming salaries and expenses, which are not directly related to changes in revenue.

The decrease in gross margin for maintenance and support from 65.5% in 1994 to 61.8% in 1995 is a result of support salaries increasing in excess of the percentage increase in corresponding revenues.

Selling, General & Administrative Expenses

Selling, general and administrative expense increased $1,893,974, or 27.4%, from 1994 to 1995. Expenses increased in sales and marketing in an effort to increase sales coverage. In addition, there was an increase in miscellaneous costs. The provision for bad debts increased $1,192,422 for the year ended June 30, 1995 due to management's review of the collectibility of receivables and the increased customer base.

Amortization and Depreciation Expenses

Amortization and depreciation expenses increased $298,872 from 1994 to 1995 due to the amortization of costs related to the InfoMed/Script business combination (the "Combination") for a full year in 1995, as compared to ten months in 1994, as well as amortization of increased capitalized software development costs.


Severance Charge

On February 28, 1995, the Company entered into a Settlement Agreement (the "Agreement") with its former President which terminated his employment with the Company and recorded a severance charge of $304,283. Under the terms of the Agreement, the former President receives month payments of $9,000 on a non-interest bearing promissory note through March 1, 1997. In addition, certain employee benefits continue to remain in effect through February 1996. These payments are reflected as a liability in the Company's consolidated balance sheet as of June 30, 1995. Loans to the former President of $84,664 have been offset against severance amounts payable.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


See Index to Financial Statements and Schedules on page F-1.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                  PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors of the Company

The following persons constitute the Directors of the Company. All Directors are elected annually by the Company's shareholders.


                                          Director    Positions Held
Name                             Age       Since      with the Company
- ----                             ---       -----      ----------------

Barrett C. O'Donnell............. 43       1992      Chairman, Chief Executive
                                                     Officer and President

Zola P. Horovitz(1),(2).......... 60       1992      Secretary and Director

David O. Ellis(1),(2)............ 53       1992      Director

Murali Anantharaman.............. 39       1996      Director

Rodger Johnson................... 48       1996      Director

- -----------------------------------------
(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee

MR. BARRETT C. O'DONNELL has been Chairman of the Board, President and Chief Executive Officer of O'Donnell Davis, Inc. ("ODD"), an investment advisory services company, since he co-founded it in 1978. He has served as Chairman of the Board of the Company since 1992 and Chief Executive Officer of the Company since 1994.

DR. ZOLA P. HOROVITZ is former Vice President Business Development and Planning, Pharmaceutical Group of Bristol-Myers Squibb, a pharmaceutical company, a position he held from 1991 to 1994. From 1989 to 1991 he was Vice President, Licensing of the same company. Dr. Horovitz currently provides consulting services to several pharmaceutical and biotechnology companies and is also a director of several biotechnology companies.

DR. DAVID O. ELLIS is President and Chief Executive Officer and a director of EGL Holdings, Inc. ("EGL"), an Atlanta-based merchant banking group providing investment services to United States middle market companies. He has been with EGL and the predecessor company, Corporate Finance Associates, since 1982. Dr. Ellis is currently a director of several privately-held companies.

MR. MURALI ANANTHARAMAN has been a partner at EGL since 1987. Mr. Ananatharaman is currently a director of several privately-held companies.

MR. RODGER JOHNSON has been President and Chief Executive Officer of Communication Control, Inc., a telecommunication company, since 1995. During 1994 and 1995 he was President and Chief Executive Officer of JKC Holdings, Inc. From 1987 to 1992 he was President, Chief Operating Officer and later Chief Executive Officer of Brock Control Systems, Inc., an information systems company.


Executive Officers of the Company

The following persons constitute the executive officers and other key employees of the Company. All executive officers are elected annually by the Company's Board of Directors.


Name                           Age            Position
- ----                           ---            --------

Barrett C. O'Donnell            43            Chairman, Chief Executive Officer
                                              and President

Jay Shevins                     44            Senior Vice President & National
                                              Sales Manager

Glen Burrell                    44            Vice President & Chief Financial
                                              Officer

Jack Benson                     41            Vice President, Research and Development

Erin Dosdourian                 37            Vice President, Marketing

Reid Horovitz                   31            Vice President & General Counsel

Fred Tanzer                     46            Vice President, Customer Services


Mr. Jay Shevins is Senior Vice President of the Company and has been National Sales Manager since 1991. Mr. Shevins joined the Company in 1979 and has held a variety of executive sales positions before becoming National Sales Manager

Mr. Glen Burrell joined the Company in April 1996 as Chief Financial Officer. From 1989 to 1993, Mr Burrell acted as an independent consultant to the health care industry. During 1994 and 1995, he served as Chief Financial Officer for American Complex Care, a publicly held home health care provider.

Mr. Jack Benson has headed the Company's product development department since joining the Company in January 1995. From 1985 to 1995 he was with Science Applications International Corporation (SAIC), an information systems company, where he was an Assistant Vice President in their health care technology group.

Ms. Erin Dosdourian became Vice President of Marketing in 1996. From 1992 to 1995, Ms. Dosdourian was Vice President of Operations for CareOne, a major home health care provider and from 1990 to 1992 was Chief Financial Officer and later President of VNA of Tampa Bay, Inc., a home health care agency.

Mr. Reid Horovitz joined the Company in 1993 and is currently Vice President and General Counsel. From 1990 to 1993, he was an attorney with the New York law firm of Stroock & Stroock & Lavan specializing in corporate, contracts and securities law. Mr. Horovitz is the son of Dr. Zola Horovitz, a current Director of the Company.

Mr. Fred Tanzer has served as Vice President of Customer Services since 1995. Mr. Tanzer also served as the General Manager of the Company from 1992 to 1993.
From 1994 until his return to the Company,   Mr. Tanzer was President of
Buyline, Inc., a real estate advertising company. From 1987 to 1992 he was Director of Applications and Computing Services at Personnel Pool of America, Inc., a temporary help company.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. ("NASD") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16 (a) forms they file.

To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1996 all Section 16(a) filing requirements applicable to its Directors, executive officers and greater then ten percent beneficial owners were complied with.


ITEM 11:        EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the cash and non-cash compensation paid by the Company for the years ended June 30, 1996, 1995 and 1994 to the Company's Chief Executive Officer and to the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 for the year ended June 30, 1996 (together, the "Named Executive Officers").


                          Summary Compensation Table

                                                                                 Long Term
                                                                                Compensation
                              Annual Compensation                               ------------
                              -------------------                  Number of Securities         All Other
Name & Principal                   Salary           Bonus           Underlying Option          Compensation
Position                 Year       ($)              ($)                Grants (#)                ($)
- --------                 ----       ---              ---                ----------                ---
Barrett C. O'Donnell     1996          -              -                  90,000                 175,000(2)
Chairman and Chief       1995          -              -                     -                   147,817(2)
Executive Officer(1)

Jay Shevins              1996      197,964            -                     -                     1,289(3)
Senior Vice President    1995      168,335         1,275                  5,000                   2,890(3)
                         1994      213,757           250                  6,500                   6,842(3)

- ---------------------------------------------------------------------------------------------------------------
(1)     Executive compensation for Mr. O'Donnell is not reported in the fiscal year ended June 30, 1994 because he was not an executive officer at any time during such period.
(2)     Represents amounts paid to ODD for consulting services.
(3)     Represents reimbursement for certain medical expenses.



Grants of Stock Options

The following table sets forth certain information with respect to individual grants of stock options to the Named Executive Officers during the fiscal year ended June 30, 1996.

                      Option Grants in Last Fiscal Year

                                                                                        Potential
                                                                                        Realizable
                                      Individual Grants                                 Value at Assumed
                                      -----------------                                 Annual Rates of
                         Number of      % of Total                                      Stock Price
                         Securities       Options                                       Appreciation for
                        Underlying       Granted to     Exercise                        Option Term(1)
                         Options        Employee in     Price           Expiration      -------------------
Name                    Granted(#)      Fiscal Year     ($Sh)           Date            5%($)        10%($)
- ----                    ----------      -----------     -----           ----            -----        ------
Barrett C. O'Donnell
Chairman and Chief      90,000(2)        41%            1.13            10/23/05        63,900       162,000
Executive Officer

Jay Shevins                  -            -               -                 -              -            -
Senior Vice President
- ------------------------------------------------------------------------------------------------------------------------------------
(1)     The dollar amounts under these columns represent the potential realizable value of each grant of option assuming that the market price of the Company's common stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the price of the
        Company's common stock.
(2)     Options are fully vested.

Stock Option Exercises and Fiscal Year End Stock Option Value

The following table sets forth information concerning the exercise of stock options and the value of unexercised stock options held at the end of the fiscal year ended June 30, 1996 by each Named Executive Officer.

             Aggregated Option Exercises in Last Fiscal Year and
                        Option Values at June 30, 1996


                                                               Number of Unexercised             Value of in-the-Money
                     Shares Acquired       Value              Options at June 30, 1996         Options at June 30, 1996($)(b)
Name                 on Exercise(#)    Realized($)(a)       Exercisable     Unexercisable     Exercisable           Unexercisable
- ----                 --------------    --------------       -----------     -------------     -----------           -------------
Barrett C. O'Donnell       -               -                  321,200              -             726,716                   -
Chairman and
Chief Executive
Officer

Jay Shevins              8,160           21.461                 6,776             7,444            6,396                  4,427
Senior Vice President

- ------------------------------------------------------------------------------------------------------------------------------------
(a)     Dollar values were calculated by determining the difference between the fair market value of the underlying securities at exercise date and the exercise price of the options.
(b)     Dollar values were calculated by determining the difference between the fair market value of the underlying securities at year-end ($3.00 per share) and the exercise price of the options.


Director Compensation

All Directors are reimbursed for expenses incurred in connection with board and committee meetings attended. No other cash compensation is paid to Directors for their services as Directors.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is currently comprised of Zola P. Horovitz and David O. Ellis. None of the members of the Compensation Committee served as an officer or employee of the Company or any of its subsidiaries during the year ended June 30, 1996. Except as set forth in this report, there were no material transactions between the Company and any of the members of the Compensation Committee during the year ended June 30, 1996.

The Company has a consulting agreement with EGL Holdings, Inc. ("EGL"), a merchant banking group, whereby EGL provides consulting services on general business operations and corporate investments including financial analysis, review of industry trends and assistance with respect to merger or acquisition opportunities. Dr. David Ellis and Mr. Murali Anantharaman, Directors of the Company, are partners of EGL. The consulting agreement expires on June 30, 1999 and provides for a monthly consulting fee of $5,000 plus expenses. The fees were determined by negotiation between the parties. The total amount paid to EGL under the consulting agreement totaled $64,731 in the fiscal year ended June 30, 1996.


ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information at September 1, 1996 with respect to
(i) any person known to the Company to be the beneficial owner of more than five percent of the Common Stock or the Preferred Stock, (ii) all directors of the Company, (iii) all Named Executive Officers, and (iv) all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed below have sole voting and investment power with respect to the shares of Common Stock and Preferred Stock.



                                        Amt and Nature
Name and Address        Title of        of Beneficial           % of
of Beneficial Owner      Class          Ownership (1)           Class(2)
- -------------------      -----          -------------           --------

O'Donnell Davis, Inc.   Common           2,004,227(3)            59.5%
P.O. Box 7395                            Direct
Princeton, NJ 08543     Preferred           90,000               34.0%
                                         Direct

                                            Amt and Nature
Name and Address                Title of    of Beneficial            % of
of Beneficial Owner              Class      Ownership (1)           Class(2)
- -------------------              -----      -------------           --------

Barrett C. O'Donnell           Common       2,004,227(4)            59.5%
1180 S.W. 36th Avenue                       Indirect
Pompano Beach, FL 33069        Preferred       90,000(4)            34.0%
                                            Indirect

Craig H. Davis                 Common       2,004,227(4)            59.5%
P.O. Box 391                                Indirect
Princeton, NJ 08542            Preferred       90,000(4)            34.0%
                                            Indirect

Frederick Neufeld              Common         387,100(5)            14.3%
8 Hiland Drive                              Direct
Belle Mead, NJ 08502

Dr. Zola P. Horovitz           Common         112,624(6)             4.7%
30 Philip Drive                             Direct
Princeton, NJ 08540

Dr. David O. Ellis             Common       1,849,490(7)            46.2%
235 Landfall Road                           Direct and
Sandy Springs, GA 30328                     Indirect
                               Preferred      175,000(8)            66.0%
                                            Direct and
                                            Indirect

Rowan Nominees Limited         Common       1,560,777(9)            41.4%
33 King William Street                      Direct
London, EC4R 9AS               Preferred      164,000               61.9%
                                            Direct

Jay Shevins                    Common          60,816(10)            2.6%
21 Ridge Road                               Direct
Tenafly, NJ 07670

Murali Anantharaman            Common       1,773,957(11)           44.6%
2830 Shurburne Drive                        Direct and
Alpharetta, GA 30202                        Indirect
                               Preferred      175,000(12)           66.0%
                                            Direct and
                                            Indirect

EGL Holdings, Inc.             Common       1,747,994(13)            44.2
6600 Peachtree Dunwoody Road                Direct and
Atlanta, Georgia 30328                      Indirect
                               Preferred      175,000                66.0
                                            Direct and
                                            Indirect

                                        Amt and Nature
Name and Address        Title of        of Beneficial            % of
of Beneficial Owner      Class          Ownership (1)           Class(2)
- -------------------      -----          -------------           --------

Rodger Johnson          Common              75,000(14)            3.1%
8705 River Trace                        Direct
Roswell, GA 30076

All directors and       Common            4,015,498              77.1%
officers as a group                     Direct
   (6 persons)          Preferred           264,254              99.7%
                                        Direct

(1) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the vote) and/or otherwise. The sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security through any contract, arrangement, understanding, relationship or the number of shares of Common Stock includes the number of shares of Common Stock which are subject to the exercise of options or warrants within 60 days of the date of this Report and the number of shares of Common Stock issuable upon conversion of such beneficial owner's shares of Preferred Stock (each of which is immediately convertible into 5 shares of Common Stock)

(2) % of Class of Common Stock with respect to each beneficial owner of Common Stock was calculated based on the ratio of the number of shares of Common Stock beneficially owned by such beneficial owner as of the date of this Report to the sum of (a) the total number of outstanding shares of Common Stock as of the date of this Report,
         (b) the number of shares of Common Stock issuable upon conversion of shares of Preferred Stock (each of which is immediately convertible into five shares of Common Stock) held by the applicable beneficial owner and the number of shares of Common Stock issuable upon exercise of options or warrants held by the applicable beneficial owner exercisable within 60 days of the date of this Report. % of Class of Preferred Stock was calculated based on the ratio of the number of shares of Preferred Stock beneficially owned by such beneficial owner of the date of this Report to the total number of outstanding shares of Preferred Stock.

(3) Includes 270,000 shares issuable upon exercise of warrants, 321,200 shares issuable upon exercise of options and 450,000 shares issuable upon conversion of the Preferred Stock.

(4) Messrs. O'Donnell and Davis are stockholders, directors and officers of O'Donnell Davis, Inc. ("ODD"). Accordingly, pursuant to Rule 13d-3 under the Exchange Act, each of them may be deemed to be indirect beneficial owners of the Company's securities beneficially owned by ODD.

(5)      Includes 387,000 shares issuable upon exercise of options.

(6) Includes 35,100 shares of Common Stock owned individually by Dr. Horovitz, an additional 16,320 shares owned by members of Dr. Horovitz's family and 61,204 shares issuable upon exercise of options.

(7) Includes 54,356 shares of Common Stock as to which Dr. Ellis has sole voting power, an additional 2,200 shares owned by members of Dr. Ellis' family, 122,994 shares related to EGL Holdings, Inc. ("EGL") (a corporation of which Dr. Ellis is Chairman of the Board and Chief Executive Officer and has voting rights of the Company's shares), 750,000 shares issuable upon exercise of warrants related to EGL, 44,940 shares issuable upon exercise of options and 875,000 shares issuable upon conversion of the Preferred Stock owned by Dr. Ellis, certain of his family members and EGL.

(8) Includes 4,921 shares of Preferred Stock owned by Dr. Ellis and by members of Dr. Ellis' family with respect to which EGL has voting power and 170,079 shares related to EGL.

(9) Includes 619,667 shares issuable upon exercise of warrants and 820,000 shares issuable upon conversion of the Preferred Stock. Shares are held by Rowan Nominee Limited as nominee for EGL.

(10)     Includes 6,776 shares issuable upon exercise of options.

(11) Includes 3,605 shares of Common Stock as to which Mr. Anantharaman has sole voting power, 122,994 shares of Common Stock related to EGL, 750,000 shares issuable upon exercise of warrants related to EGL, 22,358 shares issuable upon exercise of options related to EGL and 875,000 shares issuable upon conversion of the Preferred Stock owned by Mr. Anantharaman and related to EGL.

(12) Includes 333 shares of Preferred Stock owned by Mr. Anantharaman with respect to which EGL has voting power and 174,667 shares related to EGL.

(13) Includes 750,000 shares issuable upon exercise of warrants and 875,000 shares issuable upon conversion of the Convertible Preferred
         Stock. Includes shares held by Rowan Nominees Limited as nominee for EGL.

(14) Includes 75,000 shares of Common Stock issuable upon exercise of options.


On March 31, 1994, ODD, EGL and Frederick Neufeld entered into an agreement and on February 24, 1995, ODD and EGL entered into an agreement to vote all of their respective shares of Common Stock and Preferred Stock to elect one nominee of each of ODD and EGL to the Board of Directors. Such agreements will exist for as long as ODD and EGL, as the case may be, retains its Preferred Stock. The voting rights under such agreements have not been considered in calculating the numbers or percentages in the above table.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Company entered into a lease agreement with Gateway LLC on January 1, 1996 in connection with the Company's Pompano Beach Office. Gateway LLC is a Florida limited liability company owned 70% by ODD, 10% by each of Dr. Horovitz and Dr. Ellis, current Directors of the Company and 10% by an unrelated third party. Pursuant to the lease agreement, Gateway LLC leases 20,291 square feet to the Company for a term of five years commencing on January 1, 1996. The Company has an option to renew the lease agreement for an additional five year term. The scheduled annual rental payments (not including applicable sales tax) for such term are $213,056 during year one, $223,201 during year two, $233,347 during year three, $243,492 during year four and $253,638 during year five. The lease payments were determined by negotiation between the parties. The Company believes that the terms of the lease agreement were at least as favorable as could have been obtained elsewhere for similar facilities from unaffiliated third parties.

During the year ended June 30, 1996, ODD provided consulting services to the Company for which the Company paid $175,000 plus travel expenses of $30,100. Barrett C. O'Donnell, President and Chief Executive Officer of the Company serves as Chairman of the Board, President and Chief Executive Officer of ODD. ODD currently provides management and consulting services to the Company for a monthly fee of $14,583.

Craig H. Davis, a 25% stockholder of ODD, is a director and shareholder in the law firm of Mason, Griffin & Pierson P.C., which performs legal services for the Company. Fees for legal services performed by Mason, Griffin & Pierson P.C. for the Company and its subsidiaries during the fiscal year ended June 30, 1996 were $140,492.

On October 5, 1994 the Company received a total of $295,000 from the following related parties; $130,000 from ODD, $120,000 from EGL and $45,000 from Zola Horovitz. Promissory notes for such amounts were issued to such parties. Under the terms of the notes, the total principal plus interest at 11% per annum, was due and payable on December 6, 1994 but was subsequently extended. The notes were paid in full including interest on January 4, 1996.

For a description of consulting agreements between the Company and certain directors see "EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation".

                                   PART IV

ITEM 14:    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

Exhibits

(A)(1) and (A)(2)       See Index to Financial Statements and Schedules on page
                        F-1.

(A)(3)  Exhibits

        Exhibit Numbers         Description
        ---------------         -----------

                3.1*            Certificate of Incorporation of the Company.

                3.2* Amendment to Certificate of Incorporation of the Company.

                3.3*            Bylaws of the Company.

                4*              Form of Common Stock Certificate of the
                                Company.

                10.31** Stock Purchase Agreement dated March 31, 1994 among O'Donnell Davis, Inc., the Company, Frederick Neufeld, EGL Holdings, Inc. and Mercury Asset Management, plc.

                10.32** Stock Purchase Agreement dated March 31, 1994 among EGL Holding Inc., the Company, Frederick Neufeld, O'Donnell Davis, Inc. and Mercury Asset Management, plc.

                10.33** First Refusal Agreement among O'Donnell Davis, Inc., the Company, EGL Holdings, Inc. and Mercury Asset Management, plc.

                10.42** 1994 Incentive Stock Option and Non-Qualified Stock Option Plan.

                10.45*** Stock Purchase Agreement dated February 24, 1995 among O'Donnell Davis, Inc., the Company, EGL Holdings, Inc. and Mercury Asset Management, plc.

                10.46****       Stock Purchase Agreement dated February 24,
                                1995 among EGL Holding Inc., the Company,
                                O'Donnell Davis, Inc. and Mercury Asset
                                Management, plc.

                10.51*****      Settlement Agreement between the Company and
                                Frederick Neufeld dated February 28, 1995.

                10.52******     Purchase and Sale Agreement dated August 7,
                                1995 between the Company, Script, Script
                                Acquisition Corporation and Medic Computer
                                Systems, Inc.

                10.53*******    Amended and Restated Agreement and Plan of
                                Merger dated as of September 5, 1996 by and among the Company, Simione Central Holding,
                                Inc. and InfoSub, Inc.

                10.54 Lease Agreement dated January 1, 1996 between the Company and Gateway LLC.

                11              Earnings Per Share Calculation of the Company.

                22**            Subsidiaries of the Company

                23              Consent of Arthur Andersen LLP

                27              Financial Data Schedule (for SEC use only)

- -------------------------------------------------------------------------------

        * Incorporated by reference to the identically numbered exhibits to the Company's Registration Statement on Form S-4 (Registration Number 33-57150)

        ** Incorporated by reference to Company's Form 10-K for the fiscal year ended June 30, 1994 as filed with the Securities and Exchange Commission

        *** Incorporated by reference to Exhibit 5.7 of the Company's Current Report on Form 8-K dated March 7, 1995 filed with the Securities and Exchange Commission.

        **** Incorporated by reference to Exhibit 5.8 of the Company's Current Report on Form 8-K dated March 7, 1995 filed with the Securities and Exchange Commission

        ***** Incorporated by reference to Exhibit 5.5 of the Company's Current Report on Form 8-K dated March 7, 1995 filed with the Securities and Exchange Commission.

        ****** Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated August 28, 1995 filed with the Securities and Exchange Commission.

        ******* Incorporated by reference to Exhibit 2.1 of the Company's
                Current Report on Form 8-K dated September 5, 1996 filed with the Securities and Exchange Commission.

(B) Reports on Form 8-K filed during the fourth quarter of the fiscal year ended June 30, 1996.

        None

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 26, 1996.


                                        INFOMED HOLDINGS, INC.


                                        By: /S/ BARRETT C. O'DONNELL
                                            -------------------------------
                                            Barrett C. O'Donnell
                                            Chairman and Chief Executive
                                            Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on September 26, 1996 and in the capacities indicated.



/S/ BARRETT C. O'DONNELL                        Chairman of the Board
- ------------------------                        and Chief Executive Officer
Barrett C. O'Donnell

/S/ GLEN BURRELL                                Vice President and Chief
- ------------------------                        Financial Officer
Glen Burrell                                    (Principal Financial and
                                                Accounting Officer)

/S/ ZOLA P. HOROVITZ                            Secretary and Director
- ------------------------
Zola P. Horovitz

/S/ DAVID O. ELLIS                              Director
- ------------------------
David O. Ellis

/S/ RODGER JOHNSON                              Director
- ------------------------
Rodger Johnson

/S/ MURALI ANANTHARAMAN                         Director
- ------------------------
Murali Anantharaman

                           INFOMED HOLDINGS, INC.
          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                                     Page Number
- ------------------------------------------------------------------------------------------------
1.      Report of Independent Public Accountants                                         F-2

        Consolidated Financial Statements:

          Consolidated Balance Sheets as of June 30, 1996 and 1995                       F-3

          Consolidated Statements of Operations for the three years ended
           June 30, 1996                                                                 F-4

          Consolidated Statements of Stockholders' Equity (Deficit)
           for the three years ended June 30, 1996                                       F-5

          Consolidated Statements of Cash Flows for the three years ended
           June 30, 1996                                                                 F-6

          Notes to Consolidated Financial Statements                                 F-7 to F-14


2.      Financial Statements Schedules:

        Schedule II - Valuation and Qualifying Accounts for the years ended
        June 30, 1996, 1995 and 1994                                                     S-1


                       --------------------------------


Financial Statement Schedules other than those listed above are omitted because they are either not required, not applicable, or the required information is provided in the Notes to Consolidated Financial Statements.

                  Report of Independent Public Accountants



To InfoMed Holdings, Inc.:


We have audited the accompanying consolidated balance sheets of InfoMed Holdings, Inc. (a Delaware Corporation) and subsidiaries as of June 30, 1996 and 1995 and the related consolidated statements of operations, stockholders equity (deficit) and cash flows for each of the three years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoMed Holdings, Inc. and subsidiaries as of June 30, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements and schedules is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule for each of the three years in the period ended June 30, 1996 has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                        /s/ Arthur Andersen LLP

                                        Arthur Andersen LLP

Princeton, New Jersey
September 23, 1996

                             INFOMED HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1996 AND 1995

                                                                                                           June 30,
                                                                                              -----------------------------------
                                                                                                  1996                   1995
- ---------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                                    $  1,116,222           $    643,429
 Accounts receivable, less allowance for doubtful accounts of  $1,427,000
  and $2,044,000, respectively                                                                   1,759,865              1,623,587
 Inventories                                                                                       157,475                338,175
 Assets held for sale                                                                                  -                2,954,560
 Prepaid expenses and other current assets                                                          62,195                115,836
                                                                                              ------------           ------------
Total current assets                                                                             3,095,757              5,675,587

Property and equipment, at cost, net                                                                                      719,441
Receivables due after one year, less allowance for doubtful accounts of $0 in 1996                 670,497
  and $76,000 in 1995                                                                               66,763                148,857
Intangible assets, at cost, net                                                                    124,995                749,995
Other assets                                                                                        72,225                116,579
                                                                                              ------------           ------------
 Total assets                                                                                 $  4,030,237           $  7,410,459
                                                                                              ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Current portion of long-term debt                                                            $    170,188           $  1,681,032
 Accounts payable                                                                                1,258,680              3,053,604
 Accrued compensation and benefits                                                                 653,223                457,599
 Other accrued liabilities                                                                       1,734,868              1,134,669
 Customer deposits                                                                                 975,746              2,485,929
 Unearned revenue                                                                                1,105,533              1,194,302
                                                                                              ------------           ------------
Total current liabilities                                                                        5,898,238             10,007,135

Long-term debt, less current portion                                                                79,099                122,585
Other liabilities                                                                                   33,883                    -
                                                                                              ------------           ------------
Total liabilities                                                                                6,011,220             10,129,720
                                                                                              ------------           ------------
Commitments and contingencies

STOCKHOLDERS' DEFICIT:
 Convertible preferred stock, $.001 par value; 315,000 shares authorized;
  265,000 shares issued and outstanding                                                                265                    265
 Common stock, $.001 par value; 20,000,000 shares authorized; 2,336,244 and
  2,307,204 shares issued and outstanding, respectively                                              2,337                  2,307
 Additional paid-in capital                                                                      4,423,033              4,406,360
 Accumulated deficit                                                                            (6,167,350)            (6,946,725)
 Treasury stock, 58,967 and 45,367 shares, at cost, respectively                                  (239,268)              (181,468)
                                                                                              ------------           ------------
Total stockholders' deficit                                                                     (1,980,983)            (2,719,261)
                                                                                              ------------           ------------
 Total liabilities and stockholders' deficit                                                  $  4,030,237           $  7,410,459
                                                                                              ============           ============





  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             INFOMED HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE YEARS ENDED JUNE 30, 1996

                                                                                      June 30,
                                                                  ----------------------------------------------
                                                                      1996              1995           1994
- ----------------------------------------------------------------------------------------------------------------
REVENUE:
 Software and equipment                                           $  5,836,055     $  5,473,930     $ 10,224,698
 Maintenance and other services                                      7,637,670        9,023,070        8,555,835
                                                                  ------------     ------------     ------------
Total revenue                                                       13,473,725       14,497,000       18,780,533
                                                                  ------------     ------------     ------------
COSTS AND EXPENSES:
 Cost of software and equipment                                      1,272,699        5,394,489        5,623,365
 Cost of maintenance and other services                              2,490,623        3,444,266        2,952,303
 Research and development                                            2,003,402        1,473,712        1,001,032
 Selling, general and administrative                                 6,246,715        8,794,469        6,900,495
 Amortization and depreciation expense                                 955,815        1,721,360        1,422,488
 Severance charge                                                           -           304,283              -
                                                                  ------------     ------------     ------------
Total costs and expenses                                            12,969,254       21,132,579       17,899,683
                                                                  ------------     ------------     ------------
Income (loss) from operations                                          504,471       (6,635,579)         880,850

OTHER INCOME (EXPENSE):
 Gain on sale of assets                                                437,665              -                -
 Interest income (expense), net                                         19,799          (62,636)          86,082
 Other income                                                           82,440              -                -
                                                                  ------------     ------------     ------------
Income (loss) before income tax provision                            1,044,375       (6,698,215)         966,932

Income tax provision                                                        -               -            163,000
                                                                  ------------     ------------     ------------
Net income (loss)                                                 $  1,044,375     $ (6,698,215)    $    803,932
                                                                  ============     ============     ============


EARNINGS (LOSS) PER SHARE:

PRIMARY:

Earnings (loss) per share                                         $       0.22     $      (2.99)    $       0.26
                                                                  ============     ============     ============

Shares used in computation                                           3,580,288        2,304,770        2,936,285
                                                                  ============     ============     ============


FULLY DILUTED:

Earnings per share                                                $        N/A     $        N/A     $       0.24
                                                                  ============     ============     ============

Shares used in computation                                                 N/A              N/A        3,357,064
                                                                  ============     ============     ============





  The accompanying notes to consolidated financial statements are an integral part of these statements.

                             INFOMED HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE THREE YEARS ENDED JUNE 30, 1996


                                   Convertible               Additional
                                    Preferred     Common      Paid-in      (Accumulated     Treasury
                                      Stock       Stock       Capital        Deficit)         Stock          Total
- -----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1993          $          0 $          0  $ 1,189,080   $   (815,587)   $          0    $    373,493

Exchange of shares                           -        2,277      570,957              -               -         573,234

Exercise of common stock options             -           21        7,898              -               -           7,919

Issuance of preferred stock,
 net of costs                              165            -    1,629,835              -               -       1,630,000

Receipt of common shares for
 payment of debt                             -            -            -              -        (181,468)       (181,468)

Dividends on convertible
 preferred stock                             -            -            -        (51,500)              -         (51,500)

Net income                                   -            -            -        803,932               -         803,932
                                  ------------ ------------  -----------   ------------    ------------    ------------
Balance at June 30, 1994                   165        2,298    3,397,770        (63,155)       (181,468)      3,155,610

Issuance of preferred stock                100            -      999,900              -               -       1,000,000

Exercise of common stock options             -            2        1,217              -               -           1,219

Exercise of warrants                         -            7        7,473              -               -           7,480

Dividends on convertible
 preferred stock                             -            -            -       (185,355)              -        (185,355)

Net loss                                     -            -            -     (6,698,215)              -      (6,698,215)
                                  ------------ ------------  -----------   ------------    ------------    ------------
Balance at June 30, 1995                   265        2,307    4,406,360     (6,946,725)       (181,468)     (2,719,261)

EXERCISE OF COMMON STOCK OPTIONS             -           30       16,673              -               -          16,703

REPURCHASE OF STOCK                          -            -            -              -         (57,800)        (57,800)

DIVIDENDS ON CONVERTIBLE
 PREFERRED STOCK                             -            -            -       (265,000)              -        (265,000)

NET INCOME                                   -            -            -      1,044,375               -       1,044,375
                                  ------------ ------------  -----------   ------------    ------------    ------------
BALANCE AT JUNE 30, 1996          $        265 $      2,337  $ 4,423,033   $ (6,167,350)   $   (239,268)   $ (1,980,983)
                                  ============ ============  ===========   ============    ============    ============





  The accompanying notes to consolidated financial statements are an integral part of these statements.

                             INFOMED HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE YEARS ENDED JUNE 30, 1996

                                                                                     June 30,
                                                                  ----------------------------------------------
                                                                       1996            1995            1994
- ----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                $  1,044,375     $ (6,698,215)    $    803,932
 ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
  TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Amortization and depreciation                                        955,815        1,721,360        1,422,488
  Provision for bad debt expense                                       558,926        1,597,782          407,360
  Provision for severance charge                                             -          304,283                -
  Gain on sale of assets                                              (437,665)               -                -
 CHANGES IN ASSETS AND LIABILITIES NET OF EFFECTS FROM ACQUIRED
  ASSETS AND LIABILITIES IN 1994:
  (Increase) decrease in accounts and other receivables               (413,110)         730,118       (2,492,992)
  (Increase) decrease in inventories                                   180,700           (1,163)         571,534
  (Increase) decrease in prepaid expenses and other assets              97,995          (38,434)           2,834
  Increase (decrease) in accounts payable                           (1,794,924)         616,630            6,135
  Increase (decrease) in accrued compensation and benefits             195,624         (430,432)        (158,392)
  Increase (decrease) in other accrued liabilities                     335,199          142,817           81,508
  Increase (decrease) in customer deposits and unearned revenue     (1,515,462)       2,185,771          386,660
  Increase (decrease) in other liabilities                              33,883         (131,076)         (48,424)
                                                                  ------------     ------------     ------------
Net cash provided by (used for) operating activities                  (758,644)            (559)         982,643
                                                                  ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                  (362,098)        (245,601)        (327,942)
 Proceeds from sale of certain assets of Script Systems, Inc.        2,766,987                -                -
 Proceeds from sale of building                                        421,975                -                -
 Increase in capitalized software costs and other intangibles                -         (874,325)        (813,429)
 Increase in organization and share exchange costs                           -                -          (77,791)
 Pharmacy software sold                                                      -                -           37,758
 Addition of cash from Script Systems, Inc.                                  -                -           46,758
                                                                  ------------     ------------     ------------
Net cash provided by (used for) investing activities                 2,826,864       (1,119,926)      (1,134,646)
                                                                  ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on bank debt                                    (1,040,000)        (148,247)        (465,457)
 Principal payments on notes and capitalized leases                   (219,330)         (60,337)               -
 Proceeds from (repayments of) related party notes                    (295,000)         295,000                -
 Proceeds from issuance of common stock                                      -                -            7,919
 Proceeds from issuance of preferred stock, net of costs                     -        1,000,000          980,000
 Proceeds from exercise of warrants and options                         16,703            8,699                -
 Proceeds from sale-leaseback                                                -          225,371                -
 Purchase of treasury stock                                            (57,800)               -                -
 Dividends paid on preferred stock                                           -          (41,250)         (77,750)
                                                                  ------------     ------------     ------------
Net cash provided by (used for) financing activities                (1,595,427)       1,279,236          444,712
                                                                  ------------     ------------     ------------
Net increase in cash and cash equivalents                              472,793          158,751          292,709

Cash and cash equivalents, beginning of year                           643,429          484,678          191,969
                                                                  ------------     ------------     ------------
Cash and cash equivalents, end of year                            $  1,116,222     $    643,429     $    484,678
                                                                  ============     ============     ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                            $     94,310     $    111,585     $    186,413
                                                                  ============     ============     ============
Preferred dividends accrued - not paid                            $    265,000     $    144,105     $          -
                                                                  ============     ============     ============





  The accompanying notes to consolidated financial statements are an integral part of these statements.

                            INFOMED HOLDINGS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies

Description of Business: InfoMed Holdings, Inc. ("the Company") through its operating subsidiary, InfoMed, Inc. (InfoMed) designs, markets, services and supports information systems which are sold in the home health industry.

On August 26, 1993, pursuant to the terms of an exchange offer, the Company combined business operations of InfoMed and Script Systems, Inc. (Script), a provider of management information systems and services to medical offices, clinics and hospital departments. The exchange was accounted for as a purchase of Script by InfoMed with 2,276,905 common shares of the Company exchanged for the common and preferred shares of InfoMed and Script. The financial results of Script have been included in the accompanying consolidated financial statements from the date of the combination. On August 28, 1995, the Company completed the sale of substantially all assets of Script (see Note 12).

Basis of Presentation: The consolidated financial statements include the accounts of the Company and its subsidiaries, InfoMed and Script. All significant intercompany accounts and transactions have been eliminated.

Management Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition: Revenue from the sale of software licenses and hardware is generally recognized upon shipment of the product, provided that no significant obligations remain and collection of the receivables is considered probable. Revenues derived from contracts requiring significant production, modification, or customization of software are recorded based on percentage of completion using labor hours or contract milestones. Revenue from software maintenance agreements is deferred and recognized ratably over the term of the agreements. Revenue from and the related costs associated with hardware maintenance agreements are recognized upon signing of the contract by the customer since future obligations are assigned to a third party and no additional costs are incurred upon the assignment to the third party. Revenue from training and consulting is recognized as the related services are performed.

Concentration of Credit Risk: The Company sells its products to various companies in the healthcare industry. The Company performs ongoing credit evaluations of its customers financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility of all accounts receivable.

Cash Equivalents: All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Market value of cash equivalents approximates cost.

Inventories: Inventories, which primarily consist of equipment to be delivered to customers, are stated at the lower of cost, using the first-in, first-out
(FIFO) method, or market.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed for financial reporting purposes on the straight-line method over the estimated useful lives of the assets, or lease term, whichever is shorter, and are as follows:

        Asset Classification                        Life
        --------------------------------------------------
        Buildings                                 33 years
        Furniture and fixtures                 5 - 7 years
        Equipment                              3 - 5 years
        Leasehold improvements                    10 years

                            INFOMED HOLDINGS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Intangible Assets: Intangible assets primarily represents certain software costs for products and product enhancements that are capitalized after technological feasibility has been established. These costs are amortized ratably using the straight-line method over the estimated useful lives of the assets as set forth in Note 4. During 1996, the Company reviewed its product development process and determined that technological feasibility is currently being established upon completion of a working model. Costs incurred in 1996 between completion of the working model and the point at which the product is ready for general release have been insignificant. Therefore, the Company capitalized no costs in 1996. Capitalized software development costs amounted to $874,325 and $813,429 in 1995 and 1994, respectively. Amortization of capitalized software development costs, which is included in amortization and depreciation in the accompanying consolidated statements of operations, aggregated $663,602 in 1996, $749,084 in 1995 and $496,272 in 1994. Research
and development expenditures, other than those qualifying for software capitalization, are charged to expense in the period incurred.

The Company reviews its long-lived and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The measurement of possible impairment is based on determining whether projected undiscounted future cash flows from the use of the asset is less than the carrying amount of the asset. As of June 30, 1996, in the opinion of management, there has been no such impairment.

Income Taxes: Income taxes are provided for in accordance with Financial Accounting Standard No. 109, "Accounting for Income Taxes". The statement requires the Company follow the liability method of accounting for income taxes which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities.

Earnings (Loss) Per Share: Primary earnings per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares and share equivalents outstanding during the period. Fully diluted earnings per share is computed by dividing net income (loss) available to common stock holders by the number of shares and share equivalents outstanding at the end of the period assuming the conversion of the Preferred Stock. Common stock equivalents are included in the earnings (loss) per share calculation unless such equivalents are antidilutive. Fully diluted earnings per share are not presented for the years ended June 30, 1996 and 1995 because fully diluted earnings per share amounts for these periods do not differ significantly from primary earnings per share.

Stock Based Compensation: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123. Accounting for Stock-Based Compensation (SFAS No. 123) which establishes financial accounting and reporting standards for stock based employee compensation plans. Companies are encouraged, rather than required to adopt a new method that accounts for stock compensation awards based on their fair value using an option pricing model. Companies that do not adopt this method will have to make pro forma disclosures of net income as if the fair value based method of accounting required by this standard had been applied. The Company is required to adopt SFAS No. 123 effective July 1, 1996. The Company has elected to adopt the disclosure requirement of the pronouncement.

Presentation and Reclassifications: Certain items in the 1995 and 1994 Consolidated Financial Statements have been reclassified for comparative purposes.


Note 2 - Lease Receivables

The Company provides financing to certain customers on sales of software and equipment. Lease terms are generally five years. Future minimum lease payments under these sales-type leases are as follows:

             1997                      $  134,399
             1998                          72,038
             ------------------------------------
                                          206,437
             Less: interest portion        27,184
             ------------------------------------
                                       $  179,253
             ====================================

                            INFOMED HOLDINGS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Property and Equipment

Property and equipment consisted of the following at June 30:



                                  1996               1995
- --------------------------------------------------------------
Land                           $        -         $     81,149
Building and improvements               -              161,746
Equipment                       1,442,546            1,117,280
Furniture and fixtures            197,646              184,657
Leasehold improvements             24,484              103,876
- --------------------------------------------------------------
                                1,664,676            1,648,708
Less: accumulated depreciation    994,179              929,267
- --------------------------------------------------------------
                               $  670,497         $    719,441
==============================================================


Note 4 - Intangible Assets

Intangible assets consisted of the following at June 30:



                                       Estimated Life
                                         (in years)        1996         1995
- -------------------------------------------------------------------------------
Software development costs, net
of accumulated amortization of
$1,745,054 and $1,125,054, respectively      3          $ 114,162   $   734,162

Organization and share exchange costs,
net of accumulated amortization of
$14,167 and $9,167, respectively             5             10,833        15,833
- -------------------------------------------------------------------------------
                                                        $ 124,995   $   749,995
===============================================================================

Note 5 - Debt

Debt consisted of the following at June 30:


                                                 1996              1995
- ---------------------------------------------------------------------------
Line of credit                                $       -       $     600,000
Note payable to Bank                                  -             400,000
Note payable to members of the Board
 of Directors and their affiliates,
 interest at 11%                                      -             295,000
Notes payable to Fred Neufeld (Note 11)         102,010             205,920
Capitalized leases                              147,277             255,538
Other                                                 -               7,159
- ---------------------------------------------------------------------------
                                                249,287           1,803,617
Less: current portion                           170,188           1,681,032
- ---------------------------------------------------------------------------
Total long term debt                          $  79,099       $     122,585
===========================================================================

                            INFOMED HOLDINGS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 1995, $600,000 was outstanding under an $800,000 line of credit agreement with United Jersey Bank (the "Bank"). This line of credit expired on October 31, 1995, was fully repaid, and was not renewed. Borrowing under the line required interest at 1% above the Bank's floating base rate (which averaged 9.0% and 9.9% in 1996 and 1995, respectively). Maximum and average borrowings under the line were $600,000 and $480,000, respectively, during 1996.

Under a Loan and Security Agreement with the Bank the note payable to Bank required monthly payments of principal of $10,000 plus interest at the Bank's floating base rate, which averaged 9.0% during 1996, plus 1.0%. The loan was repaid on March 31, 1996.

On October 5, 1994, the Company executed promissory notes totaling $295,000 with certain members of its Board of Directors and their affiliates. The proceeds of the notes were used for short-term working capital needs. Under the terms of the notes, the total principal, plus interest at 11% per annum, was due and payable on December 6, 1994. The notes were paid in full on January 4, 1996.

Interest of $41,607, $5,512 and $58,900 was paid to related parties in 1996, 1995 and 1994, respectively.

In August 1994, the Company entered into a sale-leaseback agreement. Under the agreement, the Company sold fixed assets, predominantly computer equipment with a book value of approximately $247,000, and leased them back for a period of forty-eight months. The Company has received a total of $225,371 relating to this agreement.

The amount of annual principal payments for the next three fiscal years are as follows:

             1996                         $  170,188
             1997                             72,668
             1998                              6,431
             ---------------------------------------
                                          $  249,287
             =======================================


Note 6 - Preferred Stock and Common Stock

Pursuant to an agreement dated February 24, 1995, the Company sold securities consisting of (i) 100,000 shares of 10% Convertible Preferred Stock; and (ii) 100,000 warrants to purchase common stock to certain members of its Board of Directors and their affiliates at a price of $10 per security. Each warrant allows for the purchase of 10 shares of common stock at a price of $.50 per share. The total proceeds from the sale, which were used for general working capital purposes, were $1,000,000.

During 1994, the President tendered 45,367 shares of the Company's common stock to the Company, valued at $181,468 (fair market value at date of tender), in order to repay a portion of outstanding loans and interest due to the Company. The remaining balance was eliminated in connection with the severance agreement discussed in Note 11.

On March 31, 1994 the Company issued 165,000 shares of 10% Convertible Preferred Stock through a private placement to O'Donnell Davis and EGL Holdings and Affiliates ("EGL") for $1,000,000 in cash and conversion of $650,000 of debt held by O'Donnell Davis. The Convertible Preferred Stock is entitled to dividends of no less than the annual dividends declared for the common stock plus 10% per annum of the consideration received by the Company for the issuance of the Convertible Preferred Stock. Dividends are payable in quarterly installments.

The number of common stock shares issuable upon conversion of the Convertible Preferred Stock is determined by the original issue price of the convertible preferred stock divided by $2. The Company has agreed to reserve 2,075,000 shares of its common for conversion of the Convertible Preferred Stock.

                            INFOMED HOLDINGS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under an Incentive Stock Option and Nonqualified Stock Option Plan (the "Plan"), a maximum of 200,000 shares of common stock have been reserved for issuance under the Plan and no more than 50,000 shares may be granted to any one employee in any Plan year. The option price shall be at least 100% of the fair market value of the shares at the time of granting the options. Additionally, any option granted to a 10% stockholder must have an option price of at least 110% of the fair market value of the share at the time of granting the option. Options are not exercisable prior to the expiration of twelve months following the date of grant and must be exercised within ten years from the date of grant. However, options to 10% or greater stockholders must be exercised within five years from the date of grant.

The following is a summary of certain information pertaining to common stock options and common stock warrants.


                                        Warrants        Options
- ----------------------------------------------------------------
Balance at June 30, 1993                36,800          942,164

Issued   ($3.25)                             -           25,000
Expired   ($0.37 - $9.05)              (10,000)         (60,612)
Exercised   ($0.37)                          -          (21,488)
- ----------------------------------------------------------------
Balance at June 30, 1994                26,800          885,064

Issued   ($0.50 - $2.13)               100,000            2,000
Expired   ($0.37 - $6.55)                    -          (77,740)
Exercised   ($0.37 - $1.10)             (6,800)          (2,011)
- ----------------------------------------------------------------
Balance at June 30, 1995               120,000          807,313

Issued   ($1.13 - $2.00)                     -          309,247
Expired  ($1.10 - $5.95)                     -          (25,540)
Exercised   ($0.37 - $1.10)                  -          (29,040)
- ----------------------------------------------------------------
Balance at June 30, 1996               120,000        1,061,980
================================================================


At June 30, 1996, all of the warrants (which are convertible into ten shares of Common Stock) and 1,049,760 of the options were exercisable.


Note 7 - Income Taxes

The components of the income tax provision for continuing operations are as follows for the years ended June 30:



                    1996            1995               1994
- ---------------------------------------------------------------
Current:
   Federal         $    -         $     -         $           -
   State                -               -                30,000
Deferred                -               -               133,000
- ---------------------------------------------------------------
                   $    -         $     -         $     163,000
===============================================================

Deferred taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes. The deferred tax provision of $133,000 for the year ended June 30, 1994 relates to Scripts book income. Due to the utilization of Script's net operating loss carryforwards, there was no taxable income and such utilization was reflected as a reduction of goodwill.

                            INFOMED HOLDINGS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. As of June 30, 1996 and 1995, the components of the Company's deferred tax liabilities and assets are as follows:

                                                  1996            1995
- ----------------------------------------------------------------------------
Capitalized software costs                    $      44,000     $    432,000
Amortization and depreciation                       151,000          126,000
- ----------------------------------------------------------------------------
Gross deferred tax liabilities                      195,000          558,000
- ----------------------------------------------------------------------------
Net operating loss carryforwards                    805,000        2,890,000
Bad debts                                           499,000          856,000
Accrued liabilities                                 138,000          188,000
Deferred income                                     359,000           94,000
- ----------------------------------------------------------------------------
Gross deferred tax asset                          1,801,000        4,028,000
- ----------------------------------------------------------------------------
Deferred tax asset valuation allowance           (1,606,000)      (3,470,000)
- ----------------------------------------------------------------------------
Net deferred tax asset                        $       -         $     -
============================================================================

Due to the uncertainty of realization of the deferred tax asset, a valuation allowance has been established.

Income tax provision (benefit) from continuing operations at the statutory income tax rate is reconciled below to the total tax expense recorded for financial statement purposes for the years ended June 30:



                                           1996           1995          1994
- -------------------------------------------------------------------------------
Income tax expense (benefit) from
 continuing operations at the US
 federal statutory rate of 35%          $  365,000   $ (2,277,000)   $  328,757
State taxes, net of federal
 income tax effect                               -              -        13,200
Amortization of nondeductible
 intangibles                                35,000        207,000        84,205
Utilization of net operating loss         (416,000)             -      (289,274)
Non-recognition of net  operating loss           -      2,028,000             -
Other                                       16,000         42,000        26,112
- -------------------------------------------------------------------------------
                                        $        -    $         -    $  163,000
===============================================================================

As of June 30, 1996, the Company has net operating loss carryforwards of approximately $2,300,000 for tax purposes which are subject to certain limitations as to their use and expire through 2010. InfoMed has investment and other tax credit carryforwards of approximately $73,000 which expire in 2009.


Note 8 - Commitments And Contingencies

The Company leases its office facilities and certain computer equipment under various operating lease agreements (see Note 10). These leases require the Company to pay taxes, insurance and maintenance expenses, and provide for renewal options at the then fair market rental value of the property.

                            INFOMED HOLDINGS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The aggregate annual rental commitments under all non-cancelable operating leases as of June 30, 1996 are as follows:

               1997                                     $   226,000
               1998                                         237,000
               1999                                         247,000
               2000                                         258,000
               2001                                         269,000

Rental expense was $567,425, $598,547 and $583,021 for the years ended June 30, 1996, 1995 and 1994, respectively.

The Company has employment and consulting agreements (see Note 10) which require future minimum compensation of $96,000 in 1997 and $60,000 in 1998 and 1999.

The Company is engaged in various legal proceedings which management believes will not have a material adverse effect on its financial position or results of operations. The Company is involved in certain other claims, litigation and /or regulatory matters arising in the normal course of business which are not considered material.


Note 9 - Profit Sharing Plan

InfoMed has a nonqualified employee incentive plan which provides for profit sharing contributions at the discretion of management. Employees become vested over a 15 year period. There were no contributions made in 1996, 1995, or 1994.


Note 10 - Related Parties

Since January 7, 1992, EGL has been retained by the Company to provide consulting services on corporate investments. The consulting agreement extends through June 30, 1999, and provides for a monthly consulting fee of $5,000 plus expenses. Payments for expenses totaled $4,731 for 1996, $2,993 for 1995, and $24,012 for 1994. Two partners of EGL are also Directors of the Company.

O'Donnell Davis, which is 75% owned by the Chairman of the Company, provided consulting services to the Company of $175,000, $147,817 and $161,792 plus expenses relating to travel of $30,100, $35,270 and $9,560 in 1996, 1995 and 1994, respectively, under terms of an amended agreement which expired December 31, 1994. However, ODonnell Davis continues to provide management and consulting services for a monthly fee of $14,583 plus expenses.

A shareholder in O'Donnell Davis is a partner in a firm which provides legal services to the Company. Fees for services provided amounted to $140,492, $199,273 and $166,860 in 1996, 1995 and 1994, respectively.

Gateway, LLC, a company owned in part by certain members of the Companys Board of Directors and their affiliates, leases an office facility to the Company under the terms of an agreement, which was renewed as of January 1, 1996, for a period of five years with a five year renewal option. Prior to August 1, 1994, the property was owned by ODonnell Davis. Rent expense and related operating expenses were $197,772 in 1996, $191,258 in 1995 and $128,166 in 1994.


Note 11 - Severance Charge

On February 28, 1995, the Company entered into a Settlement Agreement (the "Agreement") with its President who terminated his employment with the Company and a severance charge of approximately $304,000 was recorded. Under the terms of the Agreement, the President receives monthly payments of $9,000 on a non-interest bearing promissory note

                            INFOMED HOLDINGS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

through March 1, 1997. In addition, certain employee benefits remained in effect through February 1996. Loans to the former President of $84,664 have been offset against the severance amounts payable.


Note 12 - Sale of Assets

On August 28, 1995, the Company sold substantially all of the assets of Script to Medic Computer Systems, Inc. (Medic) for $2,967,000 resulting in a gain of approximately $146,000 which is included in the gain on sale of assets. The book value on the date of sale of the assets and liabilities sold were as follows: accounts receivable of $518,000, fixed assets of $172,000, software development costs of $422,000, other intangibles of $2,245,000, less deferred maintenance of $546,000 and other liabilities of $114,000. The Company retained the obligations to deliver and the rights to revenue of the backlogged Script orders while Medic assumed ongoing support and maintenance obligations.

On a pro forma basis, the Company, without Script, would have generated $11,446,000 of revenues, net income of $50,000 and a net loss per share of $0.06 for the year ended June 30, 1996.

On October 23, 1995, the Company sold certain property with a book value of $130,400 for $421,975.


Note 13 - Subsequent Event

On September 5, 1996, the Company and Simione Central, Inc. (Simionetered into an Agreement and Plan of Merger (the Merger Agreementursuant to which Simione will be merged with a wholly-owned subsidiary of the Company. In connection therewith, each issued and outstanding share of Simione common stock will be converted into and exchanged for the right to receive 0.22021 shares (approximately 8,000,000 shares) of the Companys common stock (the Exchange Ratio). Any shares of Simione common stock held by the Company or any of its subsidiaries, any shares held in treasury by Simione and any shares held by subsidiaries of Simione will be canceled and retired and no consideration will be issued in exchange therefore. In addition, any shareholders of Simione who fail to deliver certain representations in connection with the receipt of the Companys common stock in the merger will receive cash in lieu of shares of the Companys common stock, provided 95% or more of the outstanding shares of Simione deliver such representations. Under terms of the Merger Agreement, all outstanding options and warrants to purchase Simione common stock will be converted into the right to purchase shares of the Companys common stock, provided that the number of shares to be purchased and related exercise prices shall be adjusted by the Exchange Ratio. The transaction is subject to approval by the shareholders of Simione, appropriate regulatory approvals and the satisfaction of certain other conditions contained in the Merger Agreement.

                            INFOMED HOLDINGS, INC.
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                     Additions
                                            Balance at               Charged to                                     Balance at
                                            Beginning                Costs and                                        End of
Description                                 of Period                Expenses              Deductions (1)             Period
- ----------------------------------------------------------------------------------------------------------------------------------
Year ended June 30, 1996
Allowance for Doubtful Accounts         $       2,120,236       $       558,926         $       1,251,727       $       1,427,435
                                        ==========================================================================================
Year ended June 30, 1995
Allowance for Doubtful Accounts         $       1,598,717       $     1,597,782         $       1,076,263       $       2,120,236
                                        ==========================================================================================
Year ended June 30, 1994
Allowance for Doubtful Accounts         $       1,087,777       $       407,360         $        (103,580)      $       1,598,717
                                        ==========================================================================================



          (1)   Uncollectible accounts written off, net of recoveries.