Form 10-Q
period 1996-09-30
INFOMED HOLDINGS INC
filed 1996-11-14
CIK 896157

                                   FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES AND EXCHANGE ACT OF 1934

                   For the period ended September 30, 1996
                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to
                                        --------    ---------

                       Commission File Number: 0-22162
                       -------------------------------


                           INFOMED HOLDINGS, INC.
           (Exact name of registrant as specified in its charter)


         DELAWARE                                           22-3209241
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

         6600 POWERS FERRY ROAD                             30339
         ATLANTA, GEORGIA                                   (zip code)
         (Address of principal
         executive office)

                               (770) 644-6700
            (Registrant's telephone number, including area code)


              1180 SW 36th Avenue, Pompano Beach, Florida 08540
 (Former name, former address and former fiscal year, if changed since last report)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

         Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date:

                                                           OUTSTANDING AT
                               CLASS                       OCTOBER 31, 1996
                  Common Stock, $.001 par value            2,390,072  shares

                         PART I - FINANCIAL INFORMATION



ITEM 1:   FINANCIAL STATEMENTS

See following pages, numbered 3 through 8 inclusive.

                            INFOMED HOLDINGS, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                                                 September 30,  June 30,
                                                                                       1996       1996
---------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                                                     $    750,202 $  1,116,222
 Accounts receivable, less allowance for doubtful accounts of  $1,460,000
  and $1,427,000, respectively                                                    2,434,625    1,759,865
 Inventories                                                                        101,034      157,475
 Prepaid expenses and other current assets                                          114,855       62,195
                                                                               ------------ ------------
Total current assets                                                              3,400,716    3,095,757

Property and equipment, at cost, net                                                630,750      670,497
Receivables due after one year                                                        1,366       66,763
Intangible assets, at cost, net                                                       9,583      124,995
Other assets                                                                         68,508       72,225
                                                                               ------------ ------------
 Total assets                                                                  $  4,110,923 $  4,030,237
                                                                               ============ ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Current portion of long-term debt                                             $    143,187 $    170,188
 Accounts payable                                                                   874,323    1,258,680
 Accrued compensation and benefits                                                  664,889      653,223
 Other accrued liabilities                                                        1,543,131    1,734,868
 Customer deposits                                                                1,406,841      975,746
 Unearned revenue                                                                 1,389,526    1,105,533
                                                                               ------------ ------------
Total current liabilities                                                         6,021,897    5,898,238

Long-term debt, less current portion                                                 79,099       79,099
Other liabilities                                                                    33,883       33,883
                                                                               ------------ ------------
Total liabilities                                                                 6,134,879    6,011,220
                                                                               ------------ ------------

Commitments and contingencies

Stockholders' deficit:
 Convertible preferred stock, $.001 par value; 315,000 shares authorized;
  265,000 shares issued and outstanding                                                 265          265
 Common stock, $.001 par value; 20,000,000 shares authorized; 2,367,676 and
  2,336,244 shares issued and outstanding, respectively                               2,368        2,337
 Additional paid-in capital                                                       4,434,947    4,423,033
 Accumulated deficit                                                             (6,222,268)  (6,167,350)
 Treasury stock, 58,967 shares, at cost                                            (239,268)    (239,268)
                                                                               ------------ ------------
Total stockholders' deficit                                                      (2,023,956)  (1,980,983)
                                                                               ------------ ------------
 Total liabilities and stockholders' deficit                                   $  4,110,923 $  4,030,237
                                                                               ============ ============

The accompanying notes to the consolidated financial statements (unaudited) are an integral part of these statements.

                            INFOMED HOLDINGS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                 (unaudited)


                                                                                     1996         1995
--------------------------------------------------------------------------------------------------------
Revenue:
 Software and equipment                                                        $    667,469 $  1,886,325
 Maintenance and other services                                                   1,884,632    1,873,136
                                                                               ------------ ------------
Total revenue                                                                     2,552,101    3,759,461

Costs and expenses:
 Cost of software and equipment                                                     424,314      813,280
 Cost of maintenance and other services                                             557,552      551,985
 Research and development                                                           379,125      622,843
 Selling, general and administrative                                              1,006,987    1,619,877
 Amortization and depreciation expense                                              178,412      248,607
                                                                               ------------ ------------
Total costs and expenses                                                          2,546,390    3,856,592
                                                                               ------------ ------------
Income (loss) from operations                                                         5,711      (97,131)

Other income (expense):
 Gain on sale of assets                                                                 -        146,088
 Interest income (expense), net                                                       5,621       (1,030)
                                                                               ------------ ------------
Net income                                                                     $     11,332 $     47,927
                                                                               ============ ============






Earnings (loss) per share:

Net loss per share                                                             $      (0.02)$      (0.01)
                                                                               ============ ============
Shares used in computation                                                        2,348,155    2,318,445
                                                                               ============ ============



The accompanying notes to the consolidated financial statements (unaudited) are an integral part of these statements.

                            INFOMED HOLDINGS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                 (unaudited)



                                                                                     1996         1995
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                                    $     11,332 $     47,927
 Adjustments to reconcile net income
  to net cash used for operating activities:
  Amortization and depreciation                                                     178,412      248,607
  Provision for bad debt expense                                                     32,801       65,000
  Gain on sale of assets                                                                 -      (146,088)
  Changes in operating assets and liabilities:
   Accounts and other receivables                                                  (642,164)     171,237
   Inventories                                                                       56,441       53,067
   Prepaid expenses and other assets                                                (48,943)      (6,079)
   Accounts payable                                                                (384,357)    (663,690)
   Accrued compensation and other accrued liabilities                              (246,321)    (386,075)
   Customer deposits and unearned revenue                                           715,088     (504,010)
                                                                               ------------ ------------
Net cash used for operating activities                                             (327,711)  (1,120,104)

Cash flows from investing activities:
 Purchases of property and equipment                                                (23,253)     (95,830)
 Proceeds from sale of certain assets of Script Systems, Inc.                            -     2,767,000
                                                                               ------------ ------------
Net cash provided by (used for) investing activities                                (23,253)   2,671,170

Cash flows from financing activities:
 Principal payments on debt                                                         (27,001)    (553,019)
 Proceeds from exercise of warrants and options                                      11,945        8,811
 Purchase of treasury stock                                                              -       (30,000)
 Escrow funds held by bank                                                               -      (525,000)
                                                                               ------------ ------------
Net cash used for financing activities                                              (15,056)  (1,099,208)
                                                                               ------------ ------------
Net change in cash and cash equivalents                                            (366,020)     451,858

Cash and cash equivalents, beginning of period                                    1,116,222      643,429
                                                                               ------------ ------------
Cash and cash equivalents, end of period                                       $    750,202 $  1,095,287
                                                                               ============ ============

Supplemental disclosures of cash flow information:
Cash paid for interest                                                         $         -  $     35,852
                                                                               ============ ============
Preferred dividends accrued - not paid                                         $     66,250 $     66,250
                                                                               ============ ============





The accompanying notes to the consolidated financial statements (unaudited) are an integral part of these statements.

                           INFORMED HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                             SEPTEMBER 30, 1996


NOTE 1 - CONSOLIDATED FINANCIAL  STATEMENTS

The consolidated balance sheet as of September 30, 1996, and the consolidated statements of operations and cash flows for the three month periods ended September 30, 1996 and 1995 have been prepared by the Company, and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of June 30, 1996, appearing in the Company's Form 10-K.


NOTE 2 - SALE OF ASSETS

On August 28, 1995, the Company sold substantially all of the assets of Script Systems, Inc. ("Script") to Medic Computer Systems, Inc. ("Medic") for $2,967,000 resulting in a gain of approximately $146,000 which was included in the gain on sale of assets for the quarter ended September 30, 1995. The book value on the date of sale of the assets sold and liabilities assumed were as follows: accounts receivable of $518,000, fixed assets of $172,000, software development costs of $422,000, other intangibles of $2,245,000, less deferred maintenance revenues of $546,000 and other liabilities of $114,000. The Company retained the obligations to deliver and the rights to revenue of the backlogged Script orders while Medic assumed ongoing support and maintenance obligations.

On a pro forma basis, the Company, without Script, would have generated $2,239,000 in revenues, a net loss of $647,000 and a net loss per share of $0.31 for the quarter ended September 30, 1995.


NOTE 3 - ACQUISITION

On October 8, 1996, the Company, through a wholly owned subsidiary, completed the acquisition of Simione Central Holding, Inc. ("Simione") pursuant to a Merger Agreement. In connection therewith, each issued and outstanding share of Simione common stock was converted into and exchanged for the right to receive 0.22021 shares (approximately 8,000,000 shares) of the Company's common stock (the "Exchange Ratio"). Under the terms of the Merger Agreement, all outstanding options and warrants to purchase Simione common stock were converted into the right to purchase shares of the Company's common stock. In addition, all of the shares of the Company's $10.00 stated value Class A Covertible Preferred Stock and the accrued dividends thereon were converted into the Company's common stock. For more information concerning the merger, see the Company's current reports on Form 8-K dated September 13, 1996 and October 23, 1996.

As the merger is being treated for financial accounting purposes as an acquisition of the Company by Simione, following the merger, the historical financial statements of Simione shall become the financial statements of the Company and shall include the business of InfoMed from the date of acquisition.

NOTE 4 - PRESENTATION AND RECLASSIFICATIONS

Certain items in the 1995 consolidated financial statements have been reclassified for comparative purposes.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 1996, the Company's cash decreased by $366,020. The decrease was primarily due to an increase in accounts and other receivables of $642,164 and decreases in accounts payable of $384,357 and accrued compensation and other accrued liabilities of $246,321. These uses of cash were partially offset by increases in customer deposits and unearned revenue of $715,088.

The Company has a working capital deficit of $2,621,181 and a stockholders' deficit of $2,023,956 at September 30, 1996. The working capital deficit includes $1,406,841 of customer deposits and $1,389,526 of unearned income which will not require cash payment by the Company.

On August 28, 1995, the Company sold substantially all of the assets of Script to Medic for $2,967,000 resulting in a gain of approximately $146,000 which was included in the gain on sale of assets for the quarter ended September 30, 1995. The book value on the date of sale of the assets sold and liabilities assumed were as follows: accounts receivable of $518,000, fixed assets of $172,000, software development costs of $422,000, other intangibles of $2,245,000, less deferred maintenance revenues of $546,000 and other liabilities of $114,000. The Company retained the obligations to deliver and the rights to revenue of the backlogged Script orders while Medic assumed ongoing support and maintenance obligations.

On a pro forma basis, the Company, without Script, would have generated $2,239,000 in revenues, a net loss of $647,000 and a net loss per share of $0.31 for the quarter ended September 30, 1995. For the quarter ended September 30, 1996, the actual net profit of $11,000 represents a 102.0% increase in earnings based upon the pro forma net loss for the quarter ended September 30, 1995.

In addition to the elimination of expenses related to the sale of Script assets, the Company has implemented reductions of certain expenses to continue to improve profitability and cash flows. Based upon the sale of Script, the sale of certain property during the fiscal year ended June 30, 1996, and resources currently available, management believes, but can make no assurances, that the Company has sufficient cash resources necessary to fund operations. The forgoing comments reflect management's analysis of the Company at September 30, 1996 and are not indicative of effects on cash flow given the recent merger with Simione.


RESULTS OF OPERATIONS

Revenues

Total revenues decreased $1,207,360, or 32.1%, for the three months ended September 30, 1996 as compared to September 30, 1995; however, home care revenues increased $313,000, or 14.0%, for the same period. Software and equipment revenue decreased $1,218,856, or 64.6%, primarily due to the sale of Script described above. Revenues from maintenance and other services increased $11,496, or 0.6%, which reflects price increases in the current year of up to 10.0% plus increased volume due to an expanded customer base, partially offset by the sale of Script.

Debate on the issue of national health care continues to create uncertainty in the health care industry. One result of the changing environment is the movement towards managed care delivery of services. The effect on future Company revenues is unknown at this time; however, management is continuously striving to position the Company towards the best possible outcome. In this regard, the Company continues to focus on the sale of systems to larger health care delivery systems and multi-office home care providers. In addition, the merger with Simione is designed to place the Company as a leader in the home health care industry as it makes the transition to managed care and prospective pay.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



Cost of Sales

Combined cost of sales decreased by $383,399, or 28.1%, for the three months ended September 30, 1996 as compared to the same period of the previous year primarily due to a reduced level of equipment sales resulting primarily from the sale of Script. Cost of sales on software and equipment decreased $388,966, or 47.8%, for the quarter, while cost of sales on maintenance and other services increased by $5,567, or 1.0%.

The decrease in gross margin for software and equipment from 56.9% to 36.4% for the quarters ended September 30, 1995 and 1996, respectively, reflects the reduction of revenues in comparison to relatively fixed expenses. Gross margin for maintenance and other services decreased from 70.5% to 70.4% for the quarters ended September 30, 1995 and 1996, respectively.

Research and Development Costs

Research and development costs decreased $243,718 (approximately 39.1%) for the quarter ended September 30, 1996, as compared to the quarter ended September 30, 1995. These costs primarily include salaries and related benefits, training costs, and purchases of developmental software to be used in the development of new products. The decrease in these costs noted above resulted from reductions in programming staff related to the sale of Script as well as the reduction of costs as previously described.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $612,890, or 37.8%, for the three months ended September 30, 1996 as compared to the same period ended September 30, 1995. The decrease resulted primarily from the sale of certain Script assets, as well as reductions in salaries and related benefits due to the elimination of employee positions throughout the Company, as well as reductions in office rents, communications costs and other operating costs.

Amortization and Depreciation Expenses

Amortization and depreciation expenses decreased $70,195, or 28.2%, for the three months ended September 30, 1996 versus the same period last year due to the sale of Script assets and a reduction in the amount of capitalized software development costs.

Income from Operations

Income from operations for the three months ended September 30, 1996 increased $102,842 to $5,711 from a loss of $97,131 in 1995. The improvement in income from operations is primarily due to the sale of Script in 1995 and other factors discussed above.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities
         None.

Item 3.  Defaults upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

         The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

         Exhibit No.     Description
                2.1      Amended and Restated Agreement and Plan of Merger
                         dated as of September 5, 1996 by and among InfoMed
                         Holdings, Inc., Simione Central Holding, Inc. and
                         Infosub, Inc. (incorporated by reference to the registrant's Current Report on
                         Form 8-K dated September 13, 1996).
               11.1      Computation of Earnings per Share.
               27.1      Financial Data Schedule (for SEC use only).

(b)   Reports on Form 8-K:

               The Company filed a Current Report on Form 8-K, dated September 13, 1996, announcing the signing of an Agreement and Plan of Merger between the Company and Simione Central Holding, Inc.

               The Company filed a Current Report on Form 8-K, dated October 23, 1996, reporting the completion of the merger between the Company and Simione Central Holding, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        INFOMED HOLDINGS, INC.




Dated:  November 14, 1996               By: /s/ Gary M. Bremer
                                           ------------------------
                                        GARY M. BREMER
                                        Chief Executive Officer



Dated:  November 14, 1996               By: /s/ Lori N. Siegel
                                           ------------------------
                                        LORI N. SIEGEL
                                        Chief Financial Officer