Form 10-K
period 1996-12-31
SIMIONE CENTRAL HOLDINGS INC
filed 1997-03-31
CIK 896157

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996)
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                     OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM ________TO ________

                         COMMISSION FILE NUMBER 0-22162
                         SIMIONE CENTRAL HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                      22-3209241
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
               or organization)

                 6600 POWERS FERRY ROAD, ATLANTA, GEORGIA 30339
              (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (770) 644-6500

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                    NONE                                           NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.001 PAR VALUE
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant, computed using the closing bid price as quoted on OTC Bulletin Board for the Registrant's common stock, $.001 par value (the "Common Stock"), on March 7, 1997: $21,364,837.

     There were 12,009,166 shares of Common Stock outstanding at March 7, 1997.

     Documents incorporated by reference in this Form 10-K: None.
================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.........   11

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   12
Item 6.   Selected Financial Data.....................................   12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and
          Results of Operations.......................................   13
Item 8.   Financial Statements and Supplementary Data.................   21
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and
          Financial Disclosure........................................   21

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   22
Item 11.  Executive Compensation......................................   24
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   32
Item 13.  Certain Relationships and Related Transactions..............   33

                                  PART IV
Item 14.  Exhibits, Financial Statements, Financial Statement
          Schedules and
          Reports on Form 8-K.........................................   35
          Index to Consolidated Financial Statements..................  F-1

                                     PART I

ITEM 1.  BUSINESS

HISTORY

     Central Health Management Services, Inc. ("CHMS") was incorporated in September 1991 as a wholly-owned subsidiary of Central Health Holding Company, Inc. ("CHHC"), a home health care provider, to provide information and management support services to home health care providers. Central Health Services, Inc. ("CHS"), also a wholly-owned subsidiary of CHHC, provided similar services to home health care agencies owned by CHHC. On January 1, 1996, CHHC transferred to CHMS at book value the assets and employees related to CHS's information and certain clinical and financial support services. Accordingly, the consolidated financial statements contained herein give effect to the reorganization of these entities under common control and reflect the combined operating results of CHMS and the transferred CHS operations. On January 17, 1996, CHHC completed a pro-rata distribution of the outstanding common stock of CHMS to the shareholders of CHHC. On January 18, 1996, CHMS amended its articles of incorporation to change its name to Simione Central Holding, Inc. For purposes hereof, Simione Central Holding, Inc. will continue to be referred to herein as CHMS.

     Subsequent to the distribution, CHMS began to actively pursue a strategy designed to enhance and expand the business solutions it could offer to home health care providers. In January 1996, CHMS acquired the home health care consulting division of Simione & Simione, CPAs ("Simione & Simione"), a provider of consulting services to the home health care industry with significant expertise in strategic planning, Medicare compliance and operational re-engineering. On October 8, 1996, CHMS and InfoMed Holdings, Inc. ("IMHI"), a publicly traded provider of information solutions for home health care providers, merged in a transaction that was accounted for as a reverse acquisition for financial reporting purposes. In connection with the merger, IMHI issued approximately 7.9 million shares of its common stock in exchange for all the outstanding common stock of CHMS, and the former shareholders of CHMS thereby acquired control of IMHI. As a result, CHMS is considered the acquiring company, and the historical financial statements of CHMS became the historical financial statements of IMHI and include the results of operations of IMHI only from the effective date of the merger. However, under the rules and regulations of the Securities and Exchange Commission (the "Commission"), IMHI is deemed to continue as the registrant for purposes of filing periodic reports with the Commission.

     Prior to the merger, shares of IMHI common stock traded on the OTC Bulletin Board, a service provided by Nasdaq, under the symbol "IMHI." Effective December 19, 1996, IMHI changed its name to Simione Central Holdings, Inc. (the "Company") and changed its stock symbol to "SCHI" effective December 24, 1996.

OVERVIEW

     The Company is a leading provider of integrated systems and services designed to enable home health care providers to more effectively operate their businesses and compete in a managed care environment. The Company has developed two systems which provide a core platform of software applications and can also incorporate selected modules to allow customers to generate and utilize comprehensive financial, operational and clinical information. The Company's Shared Resource Solution offers an outsourcing opportunity which incorporates the Company's proprietary NAHC IS system software. Under this arrangement, the Company operates a data center which stores customer data and allows customers real-time, secure access through a wide area communications network. The Company's In-House Solution, STAT 2, offers similar functionality, but is licensed to customers for use on their own computer system. In addition to these two systems solutions, the Company's home health care consulting services assist providers in addressing the challenges of reducing the cost of delivering care, maintaining quality of care, streamlining operations and re-engineering organizational structures. The Company also provides comprehensive agency support services which include administrative, billing and collections, training, reimbursement and financial management services, among others.

     The Company has recently introduced the following four new products: (i) MAPPScan, a point-of-care product for its Shared Resource Solution, which uses scanning technology to collect outcomes data by encounter and over an entire episode of care using a consistent methodology; (ii) STAT 2 Medical Records, a point-of-care product for its In-House Solution, which is designed to improve productivity by using handheld units to process patient information from the point-of-care; (iii) STATScan, a Windows-based imaging system, which scans and stores paper forms into a customer's STAT 2 system; and (iv) TELTime, an interactive voice response system, which records visit, mileage, payroll and billing data from field staff using telephones in place of computers.

     As of March 1, 1997, the Company had several hundred customers nationwide, including hospital-based companies, large and small free-standing home health care providers, alternate site care organizations and integrated delivery systems. Major customers include Columbia/HCA Healthcare Corporation ("Columbia/HCA"), Tenet Healthcare Corporation ("Tenet"), Home Health First, a Texas not-for-profit corporation whose members include Baylor Health Care System, Presbyterian Healthcare Home Health Services and The Visiting Nurse Association of Texas ("Home Health First"), Mercy Health Services, a Michigan not-for-profit corporation ("Mercy"), and Advocate Health System ("Advocate").

INDUSTRY OVERVIEW

     Home health care is one of the fastest growing segments of the health care industry, with total estimated expenditures having increased to approximately $35 billion in 1995, from approximately $13 billion in 1990. The increasing importance of home health care has principally been a result of significant economic pressures within the health care industry. In recent years, U.S. health care expenditures have increased rapidly and exceeded $1 trillion in 1995. In response to these escalating expenditures, payors, such as Medicare and managed care organizations, have applied increasing pressure on physicians, hospitals and other providers to contain costs. This pressure has led to the growth of lower cost alternate site care, such as home health care, and to reduced hospital admissions and lengths of stay. In addition, home health care has grown rapidly as a result of advances in medical technology, which have facilitated the delivery of services in alternate sites, demographic trends, such as an aging population, and preferences among patients to receive health care in their homes.

     Home health care consists of many elements, including skilled nursing, durable medical equipment ("DME"), intravenous and infusion therapy ("IV Therapy") and hospice. Historically, this industry has been highly fragmented and characterized by small, local providers offering a limited range of services. With the advent of managed care and integrated delivery systems, home health care providers have had to expand their geographic scope and range of product and service offerings in order to obtain referrals. In addition, the overall growth in the home health care industry has allowed providers to grow and realize increased operating efficiencies. As a result of these developments, the home health care industry has entered into a period of rapid consolidation.

     Medicare currently reimburses a majority of home health care services at amounts that cannot exceed the costs of services provided, resulting in a direct relationship between the number of home health care visits and reimbursements. As home health care expenditures have increased, the Health Care Financing Administration ("HCFA"), which administers Medicare reimbursement for home health care, has been attempting to contain these costs by a number of methods, including a Prospective Payment System ("PPS"), which would limit reimbursement to a fixed amount for all services rendered per episode of care. In addition to the potential impact of PPS, the growth in the number of Medicare members enrolling in managed care plans, which have also begun to take measures to contain costs, will have a significant impact on how providers may operate profitably.

     As a result of consolidation and measures to address ongoing cost pressures, home health care providers will increasingly require standardized financial, operational and clinical information in order to compete. The Company believes that many existing home health care information systems are inadequate to address these needs. Generally, these systems were originally designed to generate patient billing information and cost reports for Medicare reimbursement, and, as a result, may be unable to provide the detailed information required for meaningful business analyses. In addition, home health care providers are increasingly requiring management expertise and specialized industry and clinical knowledge to make informed management decisions and effectively operate their businesses.

THE SIMIONE CENTRAL SOLUTIONS

     The Company offers a comprehensive set of solutions to address the changing needs of home health care providers which include information systems and support, consulting services and agency support services. The Company's systems and services are designed to enable home health care providers to generate and utilize comprehensive financial, operational and clinical information and address organizational issues in order to make informed decisions, more effectively operate their businesses and compete in a managed care and PPS environment. These solutions can be packaged and customized to serve the individual needs of customers.

[Graphic illustration listing in pyramid form the services and solutions offered by the Company.]

STRATEGY

     The Company's objective is to enhance its position as a leading provider of solutions to the home health care industry. Principal elements of the Company's strategy include:

        - Leverage Existing Customer Base. The Company currently has a base of several hundred customers nationwide. The Company believes that a significant opportunity exists to cross-sell its existing systems and services as well as introduce new systems and enhancements.

        - Generate Recurring Revenue. The Company generates recurring revenue through a combination of annually renewable maintenance agreements and multi-year service contracts. These sources of revenue collectively accounted for 28.5% of the Company's net revenues in 1996. The Company also attempts to maximize recurring revenue opportunities through a combination of periodic system enhancements and comprehensive customer service.

        - Capitalize on Changing Industry Dynamics. As the home health care industry consolidates, the Company believes it is well positioned to increase its market share by leveraging its existing relationships with large providers such as Columbia/HCA and Tenet. The Company also believes its comprehensive solutions will become increasingly important to home health care providers as they address the challenges presented by health care reform and as integrated delivery systems become more prevalent.

        - Expand Through Acquisitions and Strategic Alliances. Through selective strategic acquisitions, the Company intends to continue to expand its system and service offerings, expand its customer base and increase its market share. The Company also intends to selectively establish strategic alliances to expand its system and service offerings and grow its distribution capabilities. For example, the Company has recently entered into a marketing agreement with International Business Machines Corporation ("IBM") to leverage IBM's presence in the hospital and integrated delivery system marketplace.

        - Broaden System and Service Lines. The Company has recently released a Windows-based imaging system for medical records, an interactive voice response system and two automated clinical point-of-care products. The Company intends to continue to develop and enhance its systems and services, and is developing several new products and enhancements, including a mobile data collection clinical product, currently scheduled to be released in the third quarter of 1997.

SYSTEMS AND SERVICES

     The Company provides a comprehensive set of solutions for home health care providers through a broad range of systems and services, including: (i) two information systems, consisting of its Shared Resource Solution and its In-House Solution; (ii) software support services; (iii) comprehensive agency support services; and (iv) consulting services. These systems and services are designed to address the evolving operational, clinical, financial and strategic needs of home health care providers as illustrated below:

[Graphic illustration enumerating the various strategic, operational, financial and clinical needs of home health care providers.]

  INFORMATION SYSTEMS

     The Company offers two comprehensive and flexible software solutions to meet various customer's needs. Each of these solutions offers similar functionality and incorporates applications that address core requirements of home health care providers, including: patient intake; scheduling; human resources; accounts receivable; accounts payable; inventory management; point-of-care; and treatment plan modules, among others. These applications are designed to provide real-time reporting capabilities, speed information processing, reduce redundant data entry, improve efficiencies and assist management with making informed decisions. In addition to the core elements common to both solutions, the Shared Resource Solution provides occurrence tracking, purchase management, human resources and fixed asset management modules, while the In-House Solution provides hospice, IV Therapy, DME, imaging, telephony and cost report modules.

    [Graphic illustration of the various applications of the Shared Resource
     Solution and the In-House Solution and functionality migration of the solutions.]

     Shared Resource Solution. The Company's Shared Resource Solution offers an outsourcing opportunity which incorporates the Company's proprietary NAHC IS system software. Under this arrangement, the Company operates a data center which stores customer data and allows customers real-time, secure access through a wide area communications network. The services provided by the Company include processing access to computer and communication hardware, disaster recovery services, new technology and capacity upgrades and software support. NAHC IS host systems, which are maintained by Integrated Systems Solutions Corporation, a subsidiary of IBM ("IBM Global Services"), can be accessed by customers using their own workstations or LAN-based PCs over secure network connections, which allow customers to input, modify, access and analyze data on a real-time basis.

     The Shared Resource Solution allows customers to reduce up-front capital costs and minimize the need for in-house technical personnel. Moreover, customers obtain immediate expansion capabilities and automatic system upgrades and enhancements. The Company believes that the Shared Resource Solution is well-suited for the needs of a consolidating industry since it allows customers to avoid having to deploy and maintain extensive networks. The Company prices its Shared Resource Solution under two different pricing models which result in recurring monthly user fees based on either the number of users accessing the system or the number of billed home health care visits. Revenues derived from contracts for these services typically range from several hundred thousand dollars to several million dollars per year.

     In-House Solution. For customers who have already made, or are planning to make, a significant investment in a data center, wide area communications network and information systems personnel, the Company offers its In-House Solution, STAT 2. STAT 2 is licensed to customers for use on their own computer system and allows them to manage their financial, operational and clinical data. Similar to the NAHC IS system, the STAT 2 system allows a customer to exchange clinical and financial information with external systems in either a real-time or batch mode through interface engine technology or customized interfaces. Customers obtain non-exclusive licenses of STAT 2 system software modules for a license fee and contract for annual maintenance and support services. The STAT 2 system can be loaded on a customer's existing customer hardware or on new hardware ordered by the Company on behalf of the customer for installed delivery. License fees are determined by the number of software modules licensed and by the number of users accessing the system and can range from thirty thousand dollars to a few million dollars.

     Functionality Migration. The Company currently has efforts underway to migrate the functionality of certain unique applications for accessibility under either solution. These efforts include migration of (i) MAPP and occurrence tracking capabilities to the STAT 2 system and (ii) hospice, IV Therapy, DME, imaging and telephony capabilities to the NAHC IS system.

  NEW PRODUCTS

     MAPP. The Company has recently introduced initial versions of its Managed Avenues of Patient Progress ("MAPP") point-of-care products. These products are separately licensed from the NAHC IS system and provide a means of documentation of services. MAPP collects outcomes data by encounter and over an entire episode of care using a consistent methodology for data collection. MAPP incorporates HCFA data elements and utilizes pre-defined pathways, which may be customized by the user and guide patient care delivery. The Company has developed a functional level of care model and over 80 clinical pathways related to specific medical diagnoses. MAPP also generates cost data associated with clinical care, tracks outcomes variances and records patient satisfaction. MAPP's clinical functionality is based on home health care specific clinical knowledgeware developed through years of practical application and clinical research.

     The currently available version of MAPP is MAPPScan, which uses scanning technology to input clinical data. The Company has also released a beta version of MAPP Plus, which utilizes fully-automated front-end data collection via a mobile, pen-based computer and has enhanced data analysis capabilities. The Company is currently developing a version of MAPP which would integrate directly with NAHC IS system software modules and provide users with a seamless interface. Also under development is a palmtop version of MAPP, which would significantly lower a customer's hardware costs.

     STAT 2 Medical Records. STAT 2 Medical Records is designed to help In-House Solution customers improve patient care while reducing costs through improved productivity. STAT 2 Medical Records allows field staff, using handheld point-of-care units, to enter, update and transmit patient information from remote locations to the home office via modem connection, updating the central STAT 2 system on a real-time basis. Customers can use STAT 2 Medical Records to measure outcomes, establish or import clinical pathways and report on variances to a care plan. STAT 2 Medical Records is comprised of modules which are integrated with other clinical, financial and operational STAT 2 system software modules for collaborative reporting and analysis.

     STATScan. STATScan is a Windows-based imaging system which scans and stores paper forms into a customer's STAT 2 system. Documents are scanned, digitized, stored on optical disks, indexed according to user defined fields and recalled for instant use. STATScan also provides an automated workflow application which allows the user to define the flow of image information to various groups within the organization. STATScan also provides increased security and control of information, faster information retrieval and an enhanced ability to share information in a real-time environment.

     TELTime. TELTime is an interactive voice response system which records visit, mileage, payroll and billing data from field staff using telephones in place of computers. This data can be automatically exported into the STAT 2 system payroll and billing modules. TELTime is designed to provide users with a more cost effective way to record data and produce records, and can accelerate a customer's billing activities.

  SERVICE SOLUTIONS

     Software Support Services. The Company believes that providing comprehensive software support services to customers is critical to its success in the home health care industry. The Company employs 85 professionals dedicated to this effort who provide the following services:

     Implementation:         Implementation services include an assessment of
                             existing customer business processes, project planning, system training, business process re-engineering and data conversion assistance.

     Training:               Training services are offered on a continuing basis
                             to existing customers either at the customer's site or at a Company location.

     Software Support:       The Company offers on-call telephone software
                             support seven days a week and provides maintenance releases on a periodic basis. Releases of new STAT
                             2 system software enhancements are generally made available to customers annually. NAHC IS system software enhancements are made available to customers as they are released.

     Technical Consulting:   The Company provides software customization and
                             integration, technical audits of the customer's information systems, integration and network planning, and strategic and tactical information systems planning.

     Under the In-House Solution, software support services represent a source of recurring revenue, as these services are provided through annual renewable service contracts. Support services for the Shared Resource Solution, however, are included as part of the service fee paid by the customer. Other services are generally charged on a time and materials usage basis. The Company's technical personnel also provide on-site and on-call hardware support in conjunction with its STAT 2 system.

     Agency Support Services. For home health care providers seeking to address the challenges posed by changing industry dynamics, the Company provides comprehensive agency support services to supplement their core competencies. The Company's agency support services provide day-to-day personnel outsourcing for certain critical customer operational functions. For new customers, the Company will initially analyze and re-engineer, as appropriate, all aspects of a customer's home health care operation. These services are provided by over 50 home health care specialists. This combination of services is designed to enable customers to create an efficient organizational structure that seeks to provide both cost-effective results and promotes the delivery of high quality patient care. Components of these services include:

Management Oversight    Clinical Program Development    Compliance & Ethics Audits
Training & Development  Fiscal Intermediary Relations   Community Awareness Programs
Human Resources         Operations/Systems Management   Accounting Support
Reimbursement Planning  Billing/Collection              Budget Preparation/Analysis

     The Company provides agency support services under multi-year contracts. Fees for these services are billed monthly. The Company believes the delivery of agency support services provides another valuable opportunity to introduce its information systems and services to an additional customer base.

     Consulting Services. The Company's home health care consulting services assist providers in addressing the challenges of a managed care and PPS environment, such as reducing the cost of delivering care while maintaining or improving quality of care, streamlining operational structures and re-engineering organizational structures. The Company's consulting operations, which were acquired in January 1996, have been providing consulting advice to the home health care industry since 1963. The consulting staff is comprised of 25 professionals with home health care industry specific experience. Consulting engagements generally focus on:

Strategic Planning          Marketing Studies       Acquisition Due Diligence
Operational Reviews         Business Valuations     Quality Assurance Reviews
Reimbursement Consultation  Organizational Reviews  Operational Re-engineering
Medicare Compliance         Medical Records         Cost Report Preparation

     The Company provides consulting services on a time and materials usage basis. The Company believes that its consulting services group effectively complements its information systems and services, provides a valuable outlook on the changing home health care industry and is a source of innovative ideas for the Company's information systems enhancements. Furthermore, consulting services are designed to build new customer relationships and provide opportunities for the sale of additional information systems and services.

CUSTOMERS

     As of March 1, 1997, the Company had several hundred customers nationwide, including hospital-based companies, large and small free-standing home health care providers, alternate site care organizations and integrated delivery systems. Major customers include Columbia/HCA, Tenet, Home Health First, Mercy and Advocate. The Company presently anticipates that Columbia/HCA will account for a substantial portion of the Company's consolidated net revenues for the current fiscal year. Most of the Columbia/HCA contracts provide that the pricing terms are subject to renegotiation in certain events if HCFA replaces the current cost-based Medicare reimbursement system for home health care with PPS. In addition, the Columbia/HCA contracts provide for a reduction in the payments to the Company in the event that such payments are determined not to be a reimbursable cost under Medicare. Although the Company believes that such payments are reimbursable, certain components of such reimbursements have been subject to increasing scrutiny and there can be no assurance that payments under the Columbia/HCA contracts will not be subject to challenge. Except for Columbia/HCA, no other customer account is expected to account for 10% or more of the Company's consolidated net revenues during the year ending December 31, 1997.

SALES AND MARKETING

     The Company markets its systems and services through a direct sales force which consists of two national sales managers and 11 sales representatives located throughout the United States. The Company also employs a marketing and sales support staff of 13 people to assist its sales force. Recognizing the importance of maintaining good communication and obtaining valuable input from its customers, the Company sponsors national user group meetings. Regional user groups have also been established to discuss customer comments, suggestions, industry trends and related system issues.

     Strategic Relationships. The Company has entered into a cooperative marketing agreement with IBM, whereby IBM health care marketing representatives will market and receive commissions related to the sales of the Company's systems. The Company believes that this relationship should provide additional opportunities focused primarily on the hospital and integrated delivery system marketplace. In addition, the Company's NAHC IS system has been exclusively endorsed by NAHC Plus, Inc., a wholly-owned for-profit subsidiary of the National Association for Home Care and Hospice ("NAHC"). The Company believes that this endorsement and the Company's relationship with NAHC Plus, Inc. should be beneficial to the Company in its marketing efforts as it provides a direct link to the home health care industry's main trade association and its members. The Company is also exploring other strategic alliances to broaden its sales and marketing activities.

BACKLOG

     The Company had backlog associated with its In-House Solution of $4.9 million at December 31, 1996. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees and professional services. The length of time required to complete an implementation depends on many factors outside the control of the Company, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete the implementation process. As a result, the Company may be unable to predict accurately the amount of revenue it will recognize in any period and, therefore, can make no assurances that the amounts in backlog will be recognized in the next twelve months.

TECHNOLOGY

     The NAHC IS host systems, built around IBM AS/400 RISC technology, are located in a secure and commercially hardened IBM Global Services data center site. Access to these host systems is provided via a secure, fully-managed, multi-protocol wide area network, which is also maintained by IBM Global Services. Customers can interface with the NAHC IS system through a wide range of deployable site/desktop technologies. The NAHC IS system also incorporates certain financial applications provided by Infinium Software, Inc. (formerly known as Software 2000, Inc.).

     The STAT 2 system operates on multiple operating systems and is designed for use on microcomputers, LAN-based PCs, IBM RS/6000 and DEC Alpha hardware. The STAT 2 system can be implemented on client/server or host/dumb terminal architecture and offers SQL-compliant databases in both configurations. The system allows any Windows SQL report writer to access the STAT 2 system database and to merge data with other customer SQL-compliant databases. Similar to the NAHC IS system, the STAT 2 system allows a customer to exchange clinical and financial information with external systems in either a real-time or batch mode through interface engine technology or customized interfaces.

     The Company's systems are dependent upon many third-party software and hardware products and related services, including Infinium Software, Inc. and IBM Global Services. There can be no assurance that financial or other difficulties experienced by such third-party vendors will not have an adverse effect on the Company's abilities to provide its systems or that the Company will be able to replace such third-party products and services if they become unavailable.

RESEARCH AND DEVELOPMENT

     The Company maintains a staff of approximately 70 programmers, systems analysts, quality assurance analysts and documentation specialists who monitor developments in the computer software and health care industries and who continuously work to enhance the Company's systems. The Company's research and development expenses were approximately $5.7, $2.9 and $2.2 million for the years ended 1996, 1995 and 1994, respectively. In addition, the Company incurred approximately $12.6 million of purchased in-process research and development expense in 1996 related to the merger with IMHI.

     NAHC IS system research and development plans include integration of the MAPP handheld technology, introduction of standards-based database technology, integration compatibility with other systems, incorporation of fifth generation design methodologies and implementation of open architecture. STAT 2 system research and development plans include upgrading key modules to a graphical user interface. Additionally, STATScan is being enhanced with data capture capabilities which are expected to enable customers to eliminate time card and billing data entry, thereby reducing staff costs.

     Under joint development for both the NAHC IS and STAT 2 systems are two new features. The first is a mobile client, based on Lotus Notes, which could become web-enabled and operate as a laptop or portable device that supports Windows CE. The second feature would allow a customer's staff to scan medical records into the host application to reduce redundant data entry, providing a cost-effective approach for customers whose business model does not support full deployment of handheld technology.

     The Company recognizes the need to respond to the rapid technological change that is occurring in the software and health care industries. There can be no assurance, however, that the Company will be able to develop products on a timely basis or that its future products will fully address the needs of its current or prospective customers.

COMPETITION

     Competition in the market for home health care information systems and services is intense and is expected to increase. The Company believes that the primary factors affecting competition are system performance and reliability, customer support, service, system flexibility and ease of use, pricing, potential for providing enhancements, reputation and financial stability. The Company's competitors include other providers of home health care information systems and services, management companies and home health care consulting firms. Furthermore, other major health care information companies not presently offering home health care information systems, or major information system companies not currently in the health care industry, could develop the technology and enter the Company's markets. The Company believes its most significant competitors are Delta Health Systems (owned partially by Shared Medical Systems), Springfield Products Group (formerly known as Management Software, Inc. and owned by HBO & Company), Patient Care Technologies, Inc. (partially owned by Meditec), Home Care Information Systems, Inc. (recently acquired by Medic Computer Systems, Inc.), and the home health care management division of Olsten Corp. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. In addition, many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company. Many of the Company's competitors also currently have, or may develop or acquire, substantial installed customer bases in the home health care industry. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their systems and services than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

PROPRIETARY RIGHTS AND PRODUCT PROTECTION

     The Company has registered the service mark "InfoMed" and owns the copyrights on its STAT 2 system. The Company also has pending applications to register trademarks related to its MAPP product. The Company depends upon a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and various security measures to protect its proprietary rights. There can be no assurance that the legal protections afforded to the Company or the precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology. In addition, these protections do not prevent independent third-party development of functionally equivalent or superior technologies, systems or services, or the obtaining of a patent with respect to the Company's technology by third parties. Any infringement or misappropriation of the Company's proprietary software could have a material adverse effect on the Company. As the number of home health care software information systems increases and the functionality of these systems further overlap, health care information systems may increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future systems. There has been substantial litigation regarding copyright, patent and other intellectual property rights involving computer software companies. Any claims or litigation, with or without merit, could be costly and could result in a diversion of management's attention which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such claims or litigation may require the Company to obtain a license and/or pay damages, which could also have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION AND HEALTH CARE REFORM

     The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of home health care organizations. During the past several years, the United States health care industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates, and certain proposals to reform various aspects of the United States health care system have periodically been considered by Congress. These proposals may result in increased government involvement in home health care and otherwise change the operating environment for the Company's customers. Home health care organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments in the Company's systems and services. The Company cannot predict what impact, if any, such factors might have on its business, financial condition or results of operations.

     The confidentiality of patient records and the circumstances under which such records may be released for inclusion in the Company's databases is subject to substantial regulation by state governments and certain federal legislation governing specialized medical information and records. Although compliance with these laws and regulations is principally the responsibility of the hospital, physician or other home health care provider with access to the Company's information systems, regulations governing patient confidentiality rights are evolving rapidly. For example, the Health Insurance Portability and Accountability Act of 1996 includes provisions directing the Secretary of the Department of Health and Human Services to adopt standards governing the electronic transmission of data in connection with a number of transactions involving health information, including submission of health claims. These standards are to cover security measures and safeguards with respect to health information, as well as standardization of data, assignment of identifiers and authentication of electronic signatures. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of such information to implement additional security measures that may be of substantial cost to the Company. There can be no assurance that changes to state or federal laws will not materially restrict the ability of home health care providers to submit information from patient records to the Company's systems.

     The United States Food and Drug Administration (the "FDA") is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act. Computer products are subject to regulation when they are used or are intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. Although the Company believes that its systems are not subject to FDA regulation, the FDA could determine in the future that predictive applications of the Company's systems could make them clinical decision tools subject to FDA regulation. Compliance with FDA regulations could be burdensome, time consuming and expensive. The Company also could become subject to future legislation and regulations concerning the manufacture and marketing of medical devices and health care software systems. These could increase the costs and time necessary to market new systems and could affect the Company in other respects not presently foreseeable. The Company cannot predict the effect of possible future legislation and regulation.

EMPLOYEES

     As of March 1, 1997, the Company employed approximately 315 employees. The Company believes that its future success depends in large part upon recruiting, motivating and retaining highly skilled and qualified employees in all aspects of the Company's business. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

     The Company's principal executive offices are located at 6600 Powers Ferry Road, Atlanta, Georgia 30339. The principal executive offices consist of approximately 61,940 square feet under two separate subleases that expire on December 31, 1997 and December 31, 2002.

     The Company also leases approximately 20,291 square feet of office space in Pompano Beach, Florida pursuant to a lease that expires on December 31, 2000, and approximately 6,500 square feet of office space in Hamden, Connecticut pursuant to a month-to-month lease. The landlords of both of these offices are companies comprised of certain directors and related parties of the Company. See "Item 13. Certain Relationships and Related Transactions." In addition, the Company leases small offices in Framingham, Massachusetts and Pennington, New Jersey.

     The Company believes that its present facilities are adequate to meet the Company's current and foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

     While the Company is periodically involved in litigation incidental to its business, there are no material legal proceedings to which the Company or any of its subsidiaries is a party that would have a material adverse effect on the business, financial condition and results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company has been traded on the OTC Bulletin Board, a service provided by Nasdaq, under the symbol SCHI since December 24, 1996, and prior thereto traded on the OTC Bulletin Board under the symbol IMHI from December 21, 1995 to December 24, 1996. Prior to December 21, 1995, the Common Stock traded on the Nasdaq SmallCap Market under the symbol IMHI. As of March 7, 1997, the Common Stock was held by approximately 120 holders of record. The table below sets forth the reported quarterly high and low sales prices for the Common Stock on the Nasdaq SmallCap Market for the period January 1, 1995 to December 20, 1995, and the quarterly high and low bid prices for the Common Stock on the OTC Bulletin Board for the period December 21, 1995 to December 31, 1996, and also takes into account the change from the Nasdaq SmallCap Market to the OTC Bulletin Board. In addition, over-the-counter prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                                 1995                1996
                                                           ----------------     ---------------
                                                            HIGH       LOW      HIGH       LOW
                                                           ------     -----     -----     -----
First Quarter............................................    $2 5/8    $2        $1 3/4       3/4
Second Quarter...........................................     2 5/8     1 1/2     3 1/4       7/8
Third Quarter............................................     2 1/4       7/8     5 3/8     1 7/8
Fourth Quarter...........................................     1 5/16    1         6 5/8     4

     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain future earnings, if any, for future growth and does not anticipate paying any cash dividends in the foreseeable future.

     On October 8, 1996, CHMS and IMHI merged in a transaction that was accounted for as a reverse acquisition for financial reporting purposes. In connection with the merger, IMHI issued approximately 7.9 million shares of its common stock in exchange for all the outstanding common stock of CHMS, and the former shareholders of CHMS thereby acquired control of IMHI. The IMHI common stock issued in connection with the merger was not registered with the Commission upon reliance on Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"). Accordingly, the IMHI common stock received in connection with the merger is restricted stock and subject to Rule 144 under the Securities Act. IMHI shareholder approval was not required or obtained in connection with the merger.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company. The selected consolidated financial data in the table as of and for the years ended December 31, 1993, 1994, 1995 and 1996 are derived from the audited consolidated financial statements of the Company. The selected consolidated financial data as of and for the year ended December 31, 1992 are derived from unaudited financial statements. The selected consolidated financial data as of and for the year ended December 31, 1996 includes the operating results of Simione & Simione acquired effective January 1, 1996 and IMHI for the period October 8, 1996 (the effective date of the merger) to December 31, 1996. As of and for the years ended December 31, 1992, 1993, 1994 and 1995, the Company was a subsidiary of CHHC. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included herein.

                                                           YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                 1992     1993     1994      1995       1996
                                                ------   ------   -------   -------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues:
  Information services........................  $  721   $1,891   $ 4,875   $ 5,387   $ 14,849
  Systems.....................................      --       --        --        --        459
  Support and consulting services.............   1,704    3,317     7,235     7,835     10,687
                                                ------   ------   -------   -------   --------
          Total net revenues..................   2,425    5,208    12,110    13,222     25,995
Costs and expenses:
  Costs of information services...............     596    1,343     2,492     2,630      8,258
  Costs of systems............................      --       --        --        --        346
  Costs of support and consulting services....   1,366    2,985     5,202     5,524      6,094
  Selling, general and administrative.........     262      810     2,959     3,095      7,037
  Research and development....................     125      276     2,165     2,929      5,677
  Amortization and depreciation...............      --       --        --        --        785
  Purchased in-process research and
     development..............................      --       --        --        --     12,574
  Severance and other restructuring charges...      --       --        --        --      1,215
                                                ------   ------   -------   -------   --------
          Total costs and expenses............   2,349    5,414    12,818    14,178     41,986
                                                ------   ------   -------   -------   --------
Income (loss) from operations.................      76     (206)     (708)     (956)   (15,991)
Other income (expense):
  Interest expense............................      --       --        --        --       (115)
  Interest and other income...................      --       --        --        --        207
                                                ------   ------   -------   -------   --------
          Net income (loss)...................  $   76   $ (206)  $  (708)  $  (956)  $(15,899)
                                                ======   ======   =======   =======   ========
          Net income (loss) per share(1)......  $ 0.01   $(0.03)  $ (0.12)  $ (0.16)  $  (1.85)
                                                ======   ======   =======   =======   ========
Weighted average common shares(1).............   5,990    5,990     5,990     5,990      8,576
                                                ======   ======   =======   =======   ========
                                                                 DECEMBER 31,
                                                ----------------------------------------------
                                                 1992     1993     1994      1995       1996
                                                ------   ------   -------   -------   --------
                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents...................  $1,243   $2,620   $   463   $   323   $  3,385
  Working capital (deficit)...................      77     (130)     (837)      189     (1,203)
  Total assets................................   1,568    2,907     1,340     1,828     18,776
  Long-term obligations.......................      --       --        --        --      2,986
  Shareholders' equity (deficit)..............      77     (130)     (837)      650      4,680

---------------

(1) The number of shares used to compute the net income or loss per share reflects the 5,989,712 shares issued in the reorganization of the Company on January 17, 1996. See Notes 1 and 12 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the safe harbor created by such sections. When used in this report, the words "believe," "anticipate," "estimate," "expect," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. When appropriate, certain factors that could cause results to differ materially from those projected in the forward looking statements are enumerated. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

HISTORY

     Central Health Management Services, Inc. ("CHMS") was incorporated in September 1991 as a wholly-owned subsidiary of Central Health Holding Company, Inc. ("CHHC"), a home health care provider, to provide information and management support services to home health care providers. Central Health Services, Inc. ("CHS"), also a wholly-owned subsidiary of CHHC, provided similar services to home health care agencies owned by CHHC. On January 1, 1996, CHHC transferred to CHMS at book value the assets and employees related to CHS's information and certain clinical and financial support services. Accordingly, the consolidated financial statements contained herein give effect to the reorganization of these entities under common control and reflect the combined operating results of CHMS and the transferred CHS operations. On January 17, 1996, CHHC completed a pro-rata distribution of the outstanding common stock of CHMS to the shareholders of CHHC. On January 18, 1996, CHMS amended its articles of incorporation to change its name to Simione Central Holding, Inc. For purposes hereof, Simione Central Holding, Inc. will continue to be referred to herein as CHMS.

     In January 1996, CHMS acquired all of the assets of the home health care consulting division of Simione & Simione, CPAs ("Simione & Simione") for $2 million in cash. The entire purchase price was allocated to goodwill and is being amortized over a ten year period. Simione & Simione provides consulting services to the home health care industry with significant expertise in strategic planning, Medicare compliance and operational re-engineering.

     On October 8, 1996, CHMS and InfoMed Holdings, Inc. ("IMHI"), a publicly traded provider of information solutions for home health care providers, merged in a transaction that was accounted for as a reverse acquisition for financial reporting purposes. In connection with the merger, IMHI issued approximately 7.9 million shares of its common stock in exchange for all the outstanding common stock of CHMS and the former shareholders of CHMS thereby acquired control of IMHI. As a result, CHMS is considered the acquiring company, and the historical financial statements of CHMS became the historical financial statements of IMHI and include the results of operations of IMHI only from the effective date of the acquisition. On December 19, 1996, IMHI changed its name to Simione Central Holdings, Inc. (the "Company"). The Company accounted for the acquisition using the purchase method. Accordingly, the $16.8 million purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values, with approximately $12.6 million allocated to purchased in-process research and development, which was written off as of the date of the acquisition. In addition, approximately $4.2 million of the purchase price was allocated to certain identifiable intangible assets and will be amortized over the related assets' useful lives which range from 4 to 11 years.

     As a result of the change in focus of the Company's business from providing services to affiliates of CHHC, the Company incurred severance and certain other restructuring costs totalling approximately $1.2 million in the fourth quarter of 1996. These expenses primarily relate to the severance of several key employees and costs incurred in a buyout of an equipment lease no longer useful to the Company.

OVERVIEW

     The Company is a leading provider of integrated systems and services designed to enable home health care providers to more effectively operate their businesses and compete in an environment that is increasingly characterized by managed care and cost containment initiatives. The Company has developed two systems which provide a core platform of software applications and incorporate selected modules to allow customers to generate and utilize comprehensive financial, operational and clinical information. The Company's Shared

Resource Solution offers an outsourcing opportunity which incorporates the Company's proprietary NAHC IS software applications. Under this arrangement, the Company operates a data center which stores customer data and allows customers real-time, secure access through a wide area communications network. The Company's In-House Solution, STAT 2, offers similar functionality, but is licensed to customers for use on their own computer system. In addition to these two system solutions, the Company's home health care consulting services assist providers in addressing the challenges of reducing the cost of delivering care, maintaining quality of care, streamlining operations and re-engineering organizational structures. The Company also provides comprehensive agency support services which include administrative, billing and collections, training, reimbursement and financial management services, among others.

     As of March 1, 1997, the Company had several hundred customers nationwide.

     The Company enters into multi-year contracts (generally 3 to 5 years) with its customers in connection with its Shared Resource Solution and its provision of agency support services. In general, these contracts provide for the payment of monthly fees based on the number of billed home care visits made by the customer. Revenues derived under these contracts typically range from several hundred thousand dollars to several million dollars per year. As a result, the loss of any of these contracts could have a material adverse impact on the Company's business, financial condition and results of operations.

     The Company sells its In-House Solution, STAT 2, pursuant to non-exclusive license agreements which provide for the payment of a one-time license fee. In accordance with SOP 91-1, these revenues are recognized when products are delivered and the collectibility of fees is probable, provided that no significant obligations remain under the contract. Revenues derived from the sale of software products requiring significant modification or customization are recognized based upon the percentage of completion method. The price of the Company's In-House Solution varies depending on the number of software modules licensed and the number of users accessing the system and can range from thirty thousand dollars to a few million dollars. The Company generally requires payment of a deposit upon the signing of a customer order as well as certain additional payments prior to delivery. As a result, the Company's balance sheet reflects significant customer deposits.

     Third party software and computer hardware revenues are recognized when the related products are shipped. Software support agreements are generally renewable for one year periods, and revenue derived from such agreements is recognized ratably over the period of the agreements. The Company has historically maintained high renewal rates with respect to its software support agreements. The Company charges for software implementation, training and technical consulting services as well as management consulting services on an hourly or daily basis. The price of such services vary depending on the level and expertise of the related professionals. These revenues are recognized as the related services are performed.

     The Company typically experiences long sales cycles for information systems and agency support services, which may extend up to one year. In addition, the implementation period related to its information systems can range from three months to one year.

     The Company defines recurring revenues as revenues derived under multi-year contracts in addition to annual software support agreements. Such revenues were approximately $5.8 million, or 58.0%, of total net revenues for the three months ended December 31, 1996 and $7.4 million, or 28.5%, for the year ended December 31, 1996. The Company anticipates that recurring revenues may represent a greater portion of its total net revenues in the foreseeable future.

     For the years ended December 31, 1994 and 1995, and for the ten months ended October 31, 1996, 70.8%, 68.6% and 62.8%, respectively, of the Company's total net revenues were derived from contracts with home health care agencies wholly-owned by CHHC. These contracts were terminated October 31, 1996, in connection with the sale of CHHC to Columbia/HCA. Revenues derived from these contracts were recorded in an amount equal to the costs of the services provided, and, as a result, the Company recognized no operating profit under these contracts. Subsequent to the sale of CHHC to Columbia/HCA, affiliates of Columbia/HCA entered into multi-year contracts with the Company to provide its Shared Resource Solution as well as agency support services to certain of the home health care agencies formerly owned by CHHC. The

Company believes that its current contracts with the Columbia/HCA affiliates were negotiated on an arms-length basis. The historical results of operations attributable to the terminated CHHC contracts may not therefore be indicative of future results of operations. For the three months ended December 31, 1996, the Company derived 38.6% of its total net revenues from contracts with affiliates of Columbia/HCA which were entered into on November 1, 1996. The loss of any of the Columbia/HCA contracts could have a material adverse impact on the Company's business, financial position and results of operations.

     The Company believes that continued development and enhancement of its software systems is critical to its future success, and anticipates that the total amount of research and development expense will continue to increase, but should decrease as a percentage of total net revenues as the Company grows its revenues. Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. As of December 31, 1996, the Company had no capitalized computer software development costs.

BACKLOG

     The Company had backlog associated with its In-House Solution of $4.9 million on December 31, 1996. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees, and professional services. The length of time required to complete an implementation depends on many factors outside the control of the Company, including the state of the customers existing information systems and the customers ability to commit the personnel and other resources necessary to complete the implementation process. As a result, the Company may be unable to predict accurately the amount of revenue it will recognize in any period and therefore can make no assurances that the amounts in backlog will be recognized in the next twelve months.

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, certain items from the consolidated statements of operations expressed as a percentage of net total revenues. The Company's historical operating results are not necessarily indicative of the results for any future period.

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1994      1995      1996
                                                              ------    ------    ------
Net revenues:
  Information services......................................    40.3%     40.7%     57.1%
  Systems...................................................      --        --       1.8
  Support and consulting services...........................    59.7      59.3      41.1
                                                               -----     -----     -----
          Total net revenues................................   100.0     100.0     100.0
Costs and expenses:
  Costs of information services.............................    20.5      19.9      31.8
  Costs of systems..........................................      --        --       1.3
  Costs of support and consulting services..................    43.0      41.8      23.4
  Selling, general and administrative.......................    24.4      23.4      27.1
  Research and development..................................    17.9      22.1      21.8
  Amortization and depreciation.............................      --        --       3.0
  Purchased in-process research and development.............      --        --      48.4
  Severance and other restructuring charges.................      --        --       4.7
                                                               -----     -----     -----
          Total costs and expenses..........................   105.8     107.2     161.5
                                                               -----     -----     -----
Loss from operations........................................    (5.8)     (7.2)    (61.5)
Other income (expense):
  Interest expense..........................................      --        --      (0.5)
  Interest and other income.................................      --        --       0.8
                                                               -----     -----     -----
          Net loss..........................................    (5.8)%    (7.2)%   (61.2)%
                                                               =====     =====     =====

YEARS ENDED DECEMBER 31, 1996 AND 1995

  Net Revenues

     Total net revenues increased $12.8 million, or 97.0%, to $26.0 million in 1996 from $13.2 million in 1995. This increase in total net revenues includes $3.3 million attributable to the business acquired in the Simione & Simione acquisition completed in January 1996, $2.4 million attributable to the business acquired in the IMHI acquisition completed in October 1996, a net increase of $3.0 million in revenues from contracts with affiliates of CHHC, and the remaining increase principally attributable to revenues from new customers.

     Net revenues from information services include revenues from the Company's Shared Resource Solution, software support, implementation, training and technical consulting services. These revenues increased $9.4 million, or 174.1%, to $14.8 million in 1996 from $5.4 million in 1995. This increase includes $1.9 million attributable to the business acquired in the IMHI acquisition, $5.3 million from contracts with affiliates of CHHC, and the remaining increase primarily attributable to revenues from new customers.

     Net revenues from system sales include revenues from software licenses and computer hardware sales. Net revenues from system sales were $500,000 in 1996 and were attributable entirely to the business acquired in the IMHI acquisition.

     Net revenues from support and consulting services include revenues from management consulting and agency support services. These revenues increased $2.9 million, or 37.2%, to $10.7 million in 1996 from $7.8 million in 1995. This increase includes $3.8 million in revenues from new and existing customers and $3.3 million attributable to the business acquired in the Simione & Simione acquisition, offset by decreases of $2.3 million from agency support revenues from affiliates of CHHC, and $1.9 million in agency support revenues from Healthfield, Inc. (See Note 14 to consolidated financial statements).

  Cost of Revenues

     Total cost of revenues increased $6.5 million, or 79.3%, to $14.7 million in 1996 from $8.2 million in 1995. As a percentage of total net revenues, total cost of revenues decreased to 56.5% in 1996 from 61.7% in 1995. This dollar increase includes $2.8 million in costs attributable to the business acquired in the Simione & Simione acquisition, $800,000 in costs attributable to the business acquired in the IMHI acquisition and the remaining increase primarily resulting from the increased cost of computer and communication technology.

     Cost of information services increased $5.7 million, or 219.2%, to $8.3 million in 1996 from $2.6 million in 1995. As a percentage of information services revenue, these costs increased to 55.7% in 1996 from 48.1% in 1995. The increase relates principally to a $4.0 million increase in data center and communications network costs as the Company continued to maintain its own data center and communications network while simultaneously converting to a data center and communications network provided by IBM Global Services. As a result of the phase-out of its data center and communications network, the Company anticipates that the fixed cost component of these expenses should decrease as a percentage of related revenues in the future. This $4.0 million increase includes a one-time transition and conversion charge of $900,000 associated with the IBM Global Services contract. Additionally, the increase in the cost of information services includes $500,000 in costs attributable to the business acquired in the IMHI acquisition.

     The cost of system sales was $300,000 in 1996 and was attributable entirely to the business acquired in the IMHI acquisition.

     Cost of support and consulting services increased $600,000, or 10.9%, to $6.1 million in 1996 from $5.5 million in 1995. As a percentage of support and consulting services revenues, these costs decreased to 57.0% in 1996 from 70.5% in 1995. The dollar increase in these costs includes $2.8 million associated with the business acquired in the Simione & Simione acquisition, offset by a $1.8 million cost reduction resulting from the termination of the agency support contract with Healthfield, Inc. The reduction as a percentage of support and consulting services revenues results from the reduction in revenues from contracts with CHHC and Healthfield, Inc. which were priced at the cost of services provided.

  Selling, General and Administrative

     Selling, general and administrative expenses increased $3.9 million to $7.0 million in 1996 from $3.1 million in 1995. As a percentage of total net revenues, selling, general, and administrative expenses were 27.1% in 1996 compared with 23.4% in 1995. These increases were attributable principally to $1.1 million in cost related to the business acquired in the IMHI acquisition and a $1.2 million increase in sales and marketing costs primarily associated with the marketing rollout of the Company's Shared Resource Solution. The remaining increase relates to additional salary and benefit costs as well as administrative infrastructure costs associated with establishing the Company as a separate business entity from CHHC. As the Company continues to expand its sales and administrative infrastructure, the Company believes that selling, general and administrative expenses should continue to increase in aggregate dollars.

  Research and Development

     Research and development expenses increased $2.8 million to $5.7 million in 1996 from $2.9 million in 1995. As a percentage of total net revenues, research and development expenses remained constant at 21.8% in 1996 and 22.1% in 1995. The dollar increase was attributable principally to $1.7 million in increased salary and benefit costs associated with the Company's software enhancement efforts and $400,000 related to the business acquired in the IMHI acquisition. The Company anticipates that the total dollar amount of research and development expense will continue to increase although such expenses should not increase as a percentage of total net revenues assuming that the Company's revenues continue to increase in the future.

  Purchased In-Process Research and Development

     In connection with the acquisition of IMHI, the purchase price of $16.8 million was allocated based on relative fair value of the assets acquired and liabilities assumed. Pursuant to a study conducted by an independent third party valuation firm, $12.6 million of the purchase price was allocated to purchased in-process research and development and, in accordance with generally accepted accounting principles, was charged to operations as it was not deemed to have reached technological feasibility and had no alternative future use. Subsequent to the acquisition of IMHI, the Company completed the development of certain in-process versions of software products and has scheduled further enhancements to each of these products. Additionally, the Company has a two year development plan to enhance many of its software modules of the Company's STAT 2 system. It is anticipated that the Company will incur a significant amount of research and development expense in connection with the completion of its development plans.

  Severance and Other Restructuring Charges

     As a result of the change in focus of the Company's business from providing services to affiliates of CHHC, the Company incurred severance and certain other restructuring costs totalling $1.2 million in the fourth quarter of 1996. These expenses primarily relate to the severance of several key employees and costs to buyout a lease of equipment no longer useful to the Company.

  Amortization and Depreciation

     Amortization and depreciation for 1996 includes $200,000 attributable to the Simione & Simione acquisition in January 1996, $200,000, representing three months' amortization, attributable to the IMHI acquisition in October 1996, and $400,000 associated with the depreciation and amortization of purchased software, furniture, and equipment.

  Other Income (Expense)

     Interest expense in 1996 of $100,000 resulted from borrowings under the Company's line of credit agreements and capital lease obligations. Interest income of $200,000 in 1996 resulted from interest earned on stock subscription receivables and cash balances.

  Income Taxes

     The Company has not incurred or paid any income taxes since its inception. At December 31, 1996, the Company had net operating loss ("NOL") carryforwards for federal and state income tax purposes of approximately $6.0 million, which will expire at various dates through 2011, if not utilized. The Company also has research and development and alternative minimum tax credits ("tax credits") of approximately $96,000 available to reduce future income tax liabilities. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL and tax credit carryforwards may be limited as to their utilization in any year. The Company has concluded that it is more likely than not that these NOL and tax credit carryforwards will not be realized based on a weighing of available evidence at December 31, 1996, and as a result a 100% deferred tax valuation allowance has been recorded against these assets. Of the $2.0 million deferred tax asset at December 31, 1996, $500,000 relates to the IMHI acquisition and, if and when realized, will result in a credit to intangible assets recorded in the acquisition.

YEARS ENDED DECEMBER 31, 1995 AND 1994

  Net Revenues

     Total net revenues increased $1.1 million, or 9.1%, to $13.2 million in 1995 from $12.1 million in 1994. This increase was principally attributable to revenues from new customers.

     Net revenues from information services increased $500,000, or 10.2%, to $5.4 million in 1995 from $4.9 million in 1994. Net revenues from support and consulting services increased $600,000, or 8.3%, to $7.8 million in 1995 from $7.2 million in 1994.

  Cost of Revenues

     Total cost of revenues increased $500,000, or 6.5%, to $8.2 million in 1995 from $7.7 million in 1994. As a percentage of total net revenues, total cost of revenues decreased to 61.7% in 1995 from 63.5% in 1994. The dollar increase relates principally to increases in salary and benefits expenses.

  Selling, General and Administrative

     Selling, general and administrative expenses increased $100,000 to $3.1 million in 1995 from $3.0 million in 1994. As a percentage of total net revenues, selling, general, and administrative expenses were 23.4% in 1995 compared with 24.4% in 1994.

  Research and Development

     Research and development expenses increased $700,000 to $2.9 million in 1995 from $2.2 million in 1994. As a percentage of total net revenues, research and development expenses were 22.1% in 1995 and 17.9% in 1994. The dollar increase is attributable principally to increased salary, benefit and contract programmer costs associated with the Company's software enhancement efforts.

SELECTED QUARTERLY FINANCIAL RESULTS

     The Company's quarterly operating results have been and will likely continue to be subject to significant fluctuations. The Company believes that the acquisitions of Simione & Simione and IMHI may cause a seasonal pattern in its operating results in the future. Additionally, revenues can also be expected to vary significantly as a result of acceleration or delay of system implementations due to customer requirements or other factors beyond the Company's control, fluctuations in demand for existing systems and services and the Company's ability to manage successfully any future growth. The sales cycles related to its systems offerings and agency support contracts can be long and difficult to predict, resulting in variability of revenues. The unpredictability of revenues could in any quarter result in a shortfall relative to quarterly expectations. Many other factors may contribute to fluctuations in the Company's operating results. Accordingly, the Company believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

     The following table sets forth certain unaudited consolidated quarterly financial data for each of the eight quarters for the period ended December 31, 1996. This information is unaudited, but, in the opinion of the Company's management, includes all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the information in accordance with generally accepted accounting principles. These quarter results of operations are not necessarily indicative of future operating results.

                                                           THREE MONTHS ENDED
                               --------------------------------------------------------------------------
                               MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,
                                 1995        1995         1995            1995         1996        1996
                               ---------   --------   -------------   ------------   ---------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues:
  Information services.......   $1,302      $1,198       $1,327          $1,560       $3,361      $3,303
  Systems....................       --          --           --              --           --          --
  Support and consulting
    services.................    1,894       1,742        1,931           2,268        1,804       2,045
                                ------      ------       ------          ------       ------      ------
        Total net revenues...    3,196       2,940        3,258           3,828        5,165       5,348
Costs and expenses:
  Costs of information
    services.................      589         556          637             847        1,812       1,793
  Cost of systems............       --          --           --              --           --          --
  Costs of support and
    consulting services......    1,236       1,168        1,338           1,782        1,407       1,421
  Selling, general and
    administrative...........      693         654          750             999        1,138       1,164
  Research and development...      656         619          709             945        1,114       1,233
  Amortization and
    depreciation.............       --          --           --              --          105         127
  Purchased in-process
    research and
    development..............       --          --           --              --           --          --
  Severance and other
    restructuring charges....       --          --           --              --           --          --
                                ------      ------       ------          ------       ------      ------
        Total costs and
          expenses...........    3,174       2,997        3,434           4,573        5,576       5,738
                                ------      ------       ------          ------       ------      ------
Income (loss) from
  operations.................       22         (57)        (176)           (745)        (411)       (390)
Other income (expense):
  Interest expense...........       --          --           --              --           (6)        (20)
  Interest and other
    income...................       --          --           --              --           19          68
                                ------      ------       ------          ------       ------      ------
Net income (loss)............   $   22      $  (57)      $ (176)         $ (745)      $ (398)     $ (342)
                                ======      ======       ======          ======       ======      ======
Net income (loss) per
  share......................   $   --      $(0.01)      $(0.03)         $(0.12)      $(0.06)     $(0.04)
                                ======      ======       ======          ======       ======      ======
Weighted average common
  shares.....................    5,990       5,990        5,990           5,990        6,568       7,919
                                ======      ======       ======          ======       ======      ======

                                    THREE MONTHS ENDED
                               ----------------------------
                               SEPTEMBER 30,   DECEMBER 31,
                                   1996            1996
                               -------------   ------------
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues:
  Information services.......     $3,680         $  4,505
  Systems....................         --              459
  Support and consulting
    services.................      1,839            4,999
                                  ------         --------
        Total net revenues...      5,519            9,963
Costs and expenses:
  Costs of information
    services.................      1,954            2,700
  Cost of systems............         --              346
  Costs of support and
    consulting services......      1,300            1,966
  Selling, general and
    administrative...........      1,354            3,381
  Research and development...      1,333            1,996
  Amortization and
    depreciation.............        130              423
  Purchased in-process
    research and
    development..............         --           12,574
  Severance and other
    restructuring charges....         --            1,215
                                  ------         --------
        Total costs and
          expenses...........      6,071           24,601
                                  ------         --------
Income (loss) from
  operations.................       (552)         (14,638)
Other income (expense):
  Interest expense...........        (27)             (63)
  Interest and other
    income...................         59               62
                                  ------         --------
Net income (loss)............     $ (520)        $(14,639)
                                  ======         ========
Net income (loss) per
  share......................     $(0.07)        $  (1.24)
                                  ======         ========
Weighted average common
  shares.....................      7,919           11,852
                                  ======         ========

LIQUIDITY AND CAPITAL RESOURCES

     From its inception, the Company principally funded its operations through borrowings of $3.5 million from CHS. In November 1995, CHHC made a capital contribution of $2.4 million to the Company which was used to repay indebtedness to CHS. During 1996, the Company repaid the remaining $1.1 million in borrowings from CHS.

     In January 1996, CHHC made a $4.0 million cash capital contribution to the Company. Additionally, in March 1996, the Company issued common stock in the amount of $3.1 million of which $2.2 million had been collected as of December 31, 1996.

     In January 1996, the Company established line of credit agreements which provided for aggregate borrowing of $2.5 million which had been fully drawn as of December 31, 1996. The cumulative proceeds from the Company's equity infusions and debt financings have provided sufficient funds to support the Company's operating activities. As of December 31, 1996, the Company had cash and cash equivalents of $3.4 million.

     The Company made capital expenditures (including capital leases) totaling $400,000 and $1.3 million during 1995 and 1996, respectively. In January 1996, the Company completed the acquisition of Simione & Simione for $2.0 million in cash. In October 1996, the Company completed the acquisition of IMHI in a stock transaction resulting in an increased cash balance of $700,000.

     As of December 31, 1996, the Company had a working capital deficit of $1.2 million. The Company's current liabilities as of December 31, 1996 include customer deposits of $1.7 million and unearned revenues of $2.0 million which will not require the use of cash by the Company in the future.

     The Company believes that its available cash, cash equivalents and cash to be generated from its future results of operations will be sufficient to meet the Company's operating requirements, assuming no change in the operation of the Company's business, for the foreseeable future, but at least for the next twelve months. While the Company continually evaluates potential acquisitions, the Company has no present agreements or commitments with respect to any acquisitions, nor are negotiations regarding any acquisitions currently ongoing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective January 23, 1997, the Company appointed Ernst & Young LLP as the Company's independent accountants for the fiscal year ended December 31, 1996 and replaced Arthur Andersen LLP. The decision to change accountants was approved by the Audit Committee of the Board of Directors of the Company acting pursuant to authority granted by the Board of Directors.

     Arthur Andersen LLP's reports on IMHI's Financial Statements during the three most recent years contained no adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     During the last three fiscal years and in the subsequent interim period to the date hereof, there were no disagreements between IMHI and Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

     None of the "reportable events" described in Item 304(a)(1)(v) of Regulation S-K occurred with respect to IMHI during the last three fiscal years or in the subsequent interim period to the date hereof.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:

NAME                          AGE                           POSITION
----                          ----                          --------
Gary M. Bremer..............   57   Chairman of the Board and Chief Executive Officer
James R. Henderson..........   51   President and Director
William J. Simione, Jr......   55   Vice Chairman of the Board and Executive Vice President
Gary W. Rasmussen...........   42   Chief Operating Officer
Lori Nadler Siegel..........   33   Chief Financial Officer and Treasurer
James A. Tramonte...........   46   General Counsel and Secretary
Murali Anantharaman(1)......   39   Director
Richard D. Jackson(2).......   59   Director
Barrett C.                     43   Director
  O'Donnell(1)(2)...........

---------------

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

     GARY M. BREMER has served as Chairman of the Board and Chief Executive Officer of the Company and CHMS since October 8, 1996 and September 1991, respectively, and has 22 years of experience in the home health care industry. From 1978 until October 1996, Mr. Bremer served as President and Chief Executive Officer of CHHC and CHS. Mr. Bremer has also served as a director of NAHC since 1987.

     JAMES R. HENDERSON has served as President of the Company and CHMS since October 8, 1996 and September 1996, respectively, and has 29 years of experience in the information services industry. Mr. Henderson has also served as a director of the Company and CHMS since October 8, 1996 and December 1996, respectively. From July 1992 to November 1995, Mr. Henderson served as Executive Vice President for National Data Corporation, an information services company. From February 1991 to June 1992, he served as Executive Vice President, Worldwide Sales, Marketing and Operations, of QMS, Inc., a computer hardware company. From 1987 to January 1992, he served as Executive Vice President of Dun and Bradstreet Software Services, Inc., a client server software solutions company.

     WILLIAM J. SIMIONE, JR. is a certified public accountant who has served as Vice Chairman of the Board and Executive Vice President of the Company since October 8, 1996, and has 31 years of experience in the home health care industry. From January 1996 until October 1996, Mr. Simione served as the President of Simione Central, Inc., a wholly-owned subsidiary of CHMS ("SCI"). From January 1975 until December 1995, Mr. Simione was Managing Partner of the Home Health Care Consulting Division of Simione & Simione. Since September 1995, Mr. Simione has also served as a director and an audit committee member of Personnel Group of America, Inc., a leading provider of personnel staffing and home health services.

     GARY W. RASMUSSEN is a certified public accountant who has served as Chief Operating Officer of the Company and CHMS since October 8, 1996 and June 1996, respectively. From June 1996 to October 1996, Mr. Rasmussen served as Chief Operating Officer of CHHC. He also served as Chief Financial Officer of CHHC from January 1996 to May 1996, and as Chief Financial Officer of CHS from October 1994 to December 1995. Mr. Rasmussen served as Chief Financial Officer of Surgical Health Corporation, an outpatient surgery center company, from May 1992 until September 1994, and was an Audit Partner with Ernst & Young LLP from October 1987 to May 1992.

     LORI NADLER SIEGEL is a certified public accountant who has served as the Chief Financial Officer and Treasurer of the Company and CHMS since October 8, 1996 and June 1996, respectively. From June 1996 to October 1996, Ms. Siegel served as Chief Financial Officer of CHHC. From January 1995 until May 1996, Ms. Siegel served as Assistant Vice President of Finance for CHS after holding various accounting and finance positions at CHS from July 1991 until December 1994.

     JAMES A. TRAMONTE is a certified public accountant who has served as General Counsel and Secretary of the Company since October 8, 1996 and as General Counsel of CHMS since October 1995. Mr. Tramonte has also served as Secretary of CHMS since September 1996. He previously served as General Counsel of CHHC from January 1996 to October 1996 and was Deputy General Counsel of CHS from April 1993 through December 1995. He served in the capacity of Counsel with the Atlanta law firm of Glass, McCullough, Sherrill & Harrold from January 1993 to March 1993, and from 1988 through December 1992, Mr. Tramonte was a Partner with the Atlanta law firm of Hurt, Richardson, Garner, Todd & Cadenhead.

     MURALI ANANTHARAMAN has served as a director of the Company since October 8, 1996. From January 1996 to October 8, 1996, Mr. Anantharaman was a director of IMHI. Mr. Anantharaman has been a partner at EGL Holdings, Inc. ("EGL"), a venture capital firm, since 1987.

     RICHARD D. JACKSON has served as a director of the Company since December 1996. Mr. Jackson served as Vice Chairman of First Financial Management Corp., a financial services company, from January 1995 to August 1996 and as Chief Operating Officer and Senior Executive Vice President from June 1993 to December 1995. From 1990 through May 1993, he served as Vice Chairman and Chief Executive Officer of Georgia Federal Bank, Atlanta, Georgia. Mr. Jackson is currently a director of AnaComp, Inc., a service provider to and manufacturer of micrographic machines and equipment, and of Schweitzer Maudait International, Inc., a manufacturer of tobacco papers and wrappers.

     BARRETT C. O'DONNELL has served as a director of the Company since October 8, 1996. Mr. O'Donnell served as Chairman of the Board of IMHI from October 1992 to October 8, 1996 and as Chief Executive Officer from November 1994 to October 8, 1996. From 1978 to present, Mr. O'Donnell has been Chairman of the Board, President and Chief Executive Officer of O'Donnell Davis, Inc. ("ODD"), a consulting and investment advisory services company.

BOARD COMMITTEES

     The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee reviews the Company's accounting practices and financial results and consults with and reviews the services provided by the Company's independent accountants. The current members of the Audit Committee are Messrs. Anantharaman and O'Donnell. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all the executive officers of the Company, administers the Company's compensation and benefit plans, and reviews general policies relating to compensation and benefits of employees of the Company. The current members of the Compensation Committee are Messrs. Jackson and O'Donnell.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act, requires the Company's directors, executive officers and persons who beneficially own more than 10% of the Common Stock to file with the Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of such Common Stock. Directors, executive officers and greater than 10% beneficial owners are required by Commission rules to furnish the Company with copies of all such reports. To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations from the Company's directors and executive officers that no other reports were required, all
Section 16(a) filing requirements applicable to the Company's directors and executive officers were complied with during the year ended December 31, 1996, except that Mr. Richard D. Jackson, a director of the Company, inadvertently failed to timely file an initial statement of beneficial ownership of securities upon being elected to the Board of Directors in December 1996.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

     The following table sets forth all compensation paid by IMHI and the Company for the years ended December 31, 1996, 1995 and 1994 to the Chief Executive Officers and to each of the other four most highly compensated executive officers (together, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
                                                                        COMPENSATION
                                          ANNUAL COMPENSATION       --------------------
                                      ---------------------------   NUMBER OF SECURITIES    ALL OTHER
         NAME AND PRINCIPAL                   SALARY      BONUS      UNDERLYING OPTION     COMPENSATION
              POSITION                YEAR     ($)         ($)           GRANTS(#)             ($)
         ------------------           ----   --------    --------   --------------------   ------------
Gary M. Bremer......................  1996   $375,000(1) $     --         366,649            $     --
  Chairman of the Board and           1995         --          --              --                  --
  Chief Executive Officer             1994         --          --              --                  --
Barrett C. O'Donnell................  1996         --          --         183,962             186,533(3)
  Former Chairman of the              1995         --          --          90,000             111,103(3)
  Board and Chief                     1994         --          --              --             120,170(3)
  Executive officer(2)
James R. Henderson..................  1996    225,000(1)       --         405,052                  --
  President                           1995         --          --              --                  --
                                      1994         --          --              --                  --
William J. Simione, Jr..............  1996    300,000(1)       --         121,115                  --
  Vice Chairman of the Board and      1995         --          --              --                  --
  Executive Vice President            1994         --          --              --                  --
Gary W. Rasmussen...................  1996    200,000(1)       --          49,547                  --
  Chief Operating Officer             1995         --          --              --                  --
                                      1994         --          --              --                  --
James A. Tramonte...................  1996    150,000(1)       --          49,547                  --
  General Counsel and                 1995         --          --              --                  --
  Secretary                           1994         --          --              --                  --
Jay Shevins.........................  1996    173,891          --              --               2,900(5)
  Former Senior                       1995    193,193       1,275              --                  --
  Vice President(4)                   1994    189,303         250          11,500               6,842(5)

---------------

(1) Represents the annualized salary the executive officer would have received had he joined the Company on January 1, 1996. Messrs. Bremer, Henderson, Simione, Rasmussen and Tramonte joined the Company on October 8, 1996.
(2) Mr. O'Donnell served as Chairman of the Board and Chief Executive Officer of IMHI until October 8, 1996.
(3) Represents amounts paid to ODD by IMHI and the Company for consulting and investment advisory services. Mr. O'Donnell is the Chairman of the Board, President and Chief Executive Officer and a 75% shareholder of ODD. See
    "-- Director Compensation."
(4) Mr. Shevins served as Senior Vice President of IMHI until October 8, 1996. Mr. Shevins continues to serve as Senior Vice President of InfoMed, Inc., a subsidiary of the Company.
(5) Represents reimbursements for certain medical expenses.

GRANTS OF STOCK OPTIONS

     The following table sets forth certain information with respect to individual grants of stock options by IMHI and the Company to the Named Executive Officers during the year ended December 31, 1996.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                            POTENTIAL
                                                                                           REALIZABLE
                                                                                            VALUE AT
                                                INDIVIDUAL GRANTS                            ASSUMED
                                --------------------------------------------------       ANNUAL RATES OF
                                 NUMBER OF     % OF TOTAL                                  STOCK PRICE
                                SECURITIES      OPTIONS                              APPRECIATION FOR OPTION
                                UNDERLYING     GRANTED TO    EXERCISE                      TERM(1)(2)
                                  OPTIONS     EMPLOYEE IN     PRICE     EXPIRATION   -----------------------
NAME                            GRANTED(#)    FISCAL YEAR     ($/SH)       DATE        5%($)        10%($)
----                            -----------   ------------   --------   ----------   ----------   ----------
Gary M. Bremer................    330,315       18.09%        $ 1.58      1/18/06    $  328,219   $  831,771
                                   36,334         1.99          2.50      9/04/06        57,126      144,768
Barrett C. O'Donnell..........     50,000         2.74          3.50      8/28/06       110,057      278,905
                                  133,962         7.34         3.125      9/23/06       263,275      667,190
James R. Henderson............     55,052         3.02          2.50      9/04/06        86,555      219,349
                                  350,000        19.17          5.25     10/08/06     1,155,594    2,928,502
William J. Simione, Jr........     77,073         4.22          1.58      1/18/06        76,583      194,079
                                   44,042         2.41          2.50      9/04/06        69,244      175,479
Gary W. Rasmussen.............      5,505          .30          1.58      1/18/06         5,470       13,862
                                   44,042         2.41          2.50      9/04/06        69,244      175,479
James A. Tramonte.............      5,505          .30          1.58      1/18/06         5,470       13,862
                                   44,042         2.41          2.50      9/04/06        69,244      175,479
Jay Shevins...................         --           --            --           --            --           --

---------------

(1) The dollar amounts under these columns represent the potential realizable value of each grant of option assuming that the market price of the Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the Commission and therefore are not intended to forecast possible future appreciation, if any, of the price of the Common Stock.
(2) The actual value, if any, that an executive officer may ultimately realize will depend on the excess of the stock price over the exercise price on the date the stock option is exercised. Therefore, there can be no assurance that the value realized by an executive officer upon actual exercise of the stock options granted in 1996 will be at or near the Potential Realizable Value indicated in the table.

STOCK OPTION EXERCISES AND FISCAL YEAR END STOCK OPTION VALUE

     The following table sets forth information concerning the exercise of stock options and the value of unexercised stock options held at the end of the fiscal year ended December 31, 1996 by each Named Executive Officer.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                       OPTION VALUES AT DECEMBER 31, 1996

                                                            NUMBER OF SECURITIES
                                                           UNDERLYING UNEXERCISED         VALUE OF IN-THE-MONEY
                                                                 OPTIONS AT                    OPTIONS AT
                                  SHARES       VALUE        DECEMBER 31, 1996(#)         DECEMBER 31, 1996($)(1)
                                ACQUIRED ON   REALIZED   ---------------------------   ---------------------------
NAME                            EXERCISE(#)     ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                            -----------   --------   -----------   -------------   -----------   -------------
Gary M. Bremer................    $    --     $    --      330,315         36,334       $ 902,586      $  65,855
Barrett C. O'Donnell..........         --          --      505,162             --       1,347,996             --
James R. Henderson............         --          --           --        405,052              --         99,782
William J. Simione, Jr........         --          --       77,073         44,042         210,602         79,826
Gary W. Rasmussen.............         --          --        5,505         44,042          15,042         79,826
James A. Tramonte.............         --          --        5,505         44,042          15,042         79,826
Jay Shevins...................         --          --       14,220             --          25,087             --

---------------

(1) Dollar values were calculated by determining the difference between the fair market value of the underlying securities at year-end ($4.3125 per share) and the exercise price of the options.

EMPLOYMENT AGREEMENTS

     The Company has an employment agreement with Mr. Gary M. Bremer, its Chairman of the Board and Chief Executive Officer. The agreement provides for a base salary of $329,000 and a bonus of $70,000 if the Company achieves certain financial results. In addition, Mr. Bremer receives up to $46,000 per year for certain car, membership and insurance allowances. The agreement was signed on December 10, 1996 and has an initial three year term which will renew for additional one year terms unless terminated by either party. The agreement further provides that if Mr. Bremer is terminated for any reason other than for cause (as defined in the agreement), or if Mr. Bremer terminates the agreement with cause (as defined in the agreement), he shall be entitled to the compensation remaining under the current term of the agreement. The agreement contains non-compete provisions restricting Mr. Bremer during the term of the agreement and for one year thereafter.

     SCI has an employment agreement with Mr. William J. Simione, Jr., Vice Chairman of the Board and an Executive Vice President of the Company. The agreement provides for a base salary of $300,000 plus certain benefits and a potential bonus to be paid at the discretion of the Board of Directors. The agreement was signed on January 1, 1996 and has an initial five year term that can be renewed for additional one year terms unless terminated by either party. The agreement provides for different severance payments if there is a change in control of the Company based upon the circumstances and timing of Mr. Simione's termination of employment with respect to the change in control. The agreement also contains a non-compete provision restricting Mr. Simione during the term of the agreement and for one year thereafter.

DIRECTOR COMPENSATION

     Directors who are officers of the Company receive no additional compensation for serving on the Board of Directors. Directors who are not officers of the Company, except Messrs. Anantharaman and O'Donnell, receive fees of $1,000, $500 and $250 for each Board, Committee, and telephone meeting, respectively, attended. All directors receive reimbursement for certain expenses in connection with attendance at Board and Committee meetings. Further, upon election to the Board of Directors, each outside director will be entitled to receive an option for 10,000 shares of Common Stock with the exercise price equal to the fair market value of the Common Stock on the date of the grant and vesting in three equal annual installments.

     The Company has a verbal consulting arrangement with ODD, a consulting and investment advisory services company, whereby ODD provides consulting services on general business operations and corporate investments and assistance with respect to merger or acquisition opportunities. Mr. Barrett C. O'Donnell, a director of the Company, is the Chairman of the Board, President and Chief Executive Officer and a 75% shareholder of ODD. Currently, ODD is paid $12,000 per month plus expenses for such services. The fees were determined by negotiation between the parties. The amount paid to ODD by IMHI and the Company for consulting services totaled $200,813, including expenses, in the year ended December 31, 1996.

     The Company has a consulting agreement with EGL, a venture capital firm, whereby EGL provides consulting services on general business operations and corporate investments including financial analysis, review of industry trends and assistance with respect to merger or acquisition opportunities. Mr. Murali Anantharaman, a director of the Company, is a partner of EGL. The consulting agreement expires on June 30, 1999 and provides for a monthly consulting fee of $5,000 plus expenses. The fees were determined by negotiation between the parties. The amount paid to EGL by IMHI and the Company under the consulting agreement totaled $64,346, including expenses, in the year ended December 31, 1996.

     For a description of certain options granted to certain directors of the Company, see "-- Grant of Stock Options." In addition to the option grants described in such section, options for an aggregate of 166,038 shares of Common Stock were granted to EGL by IMHI at an exercise price of $3.125 per share on September 23, 1996. Mr. Anantharaman, a director of the Company, is a partner of EGL. Additional options for 50,000 shares of Common Stock and 133,962 shares of Common Stock were granted to ODD by IMHI at an exercise price of $3.50 per share on August 28, 1996, and $3.125 per share on September 23, 1996, respectively.

STOCK OPTION PLANS

  1996 Stock Option Plan

     The Company maintains the 1996 Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan provides the Company with increased flexibility to grant incentive stock options and non-qualified stock options to key employees, officers, directors, consultants and affiliates of the Company. The Board of Directors has reserved 1,057,008 shares of Common Stock for issuance pursuant to awards that may be made under the Stock Option Plan, subject to adjustment as provided therein. The number of shares of Common Stock associated with any forfeited option are added back to the number of shares that can be issued under the Stock Option Plan.

     Awards under the Stock Option Plan will be determined by the Compensation Committee of the Board of Directors. The Stock Option Plan permits the Compensation Committee to make awards of options (the "Options") to purchase shares of Common Stock.

     The number of shares of Common Stock as to which an Option is granted and to whom any Option is granted will be determined by the Compensation Committee, subject to the provisions of the Stock Option Plan. The Stock Option Plan allows for the grant of incentive stock options and non-qualified stock options. The Compensation Committee will determine whether an Option is an incentive stock option or a non-qualified stock option at the time the Option is granted.

     The exercise price of an Option is established by the Compensation Committee. The exercise price of an incentive stock option may not be less than the fair market value of the Common Stock on the date of the grant (or less than 110% of the fair market value if the participant controls more than 10% of the voting power of the Company or a subsidiary). Nonqualified stock options may be made exercisable at a price equal to, less than or more than the fair market value of the Common Stock on the date that the Option is awarded. The Compensation Committee may permit an Option exercise price to be paid in any form permitted in the agreement, including but not limited to cash or delivery of shares.

     The term of an Option shall be specified in the applicable option agreement; provided that, the Option is only exercisable to the extent the Option is vested pursuant to a written vesting formula in the option agreement. The term of an incentive stock option may not exceed ten years from the date of grant; however, any incentive stock option granted to a participant who controls more than 10% of the voting power of the

Company or a subsidiary will not be exercisable after the expiration of five years after the date the Option is granted. Subject to any further limitations in an option agreement, in the event of a participant's termination of employment, an incentive stock option will become unexercisable no later than three months after the date of such termination of employment; provided, however, that if such termination of employment is due to death or disability, one year shall be substituted for the three-month period.

     The Stock Option Plan was effective on January 12, 1996 and will continue to be effective until ten (10) years after the earlier of the effective date of the Stock Option Plan or the date the stockholders approved the Stock Option Plan, unless sooner terminated by the Board of Directors.

     If the number of shares of Common Stock are increased or reduced by a recapitalization, merger, consolidation, or similar capital adjustment, an appropriate adjustment will be made by the Compensation Committee to the number of shares under the Stock Option Plan and subject to outstanding Options. In the event of a sale of substantially all of the shares of Common Stock or property of the Company or a merger, consolidation, dissolution, or liquidation of the Company, the Compensation Committee has the right to terminate the Options granted under the Stock Option Plan, to the extent provided in the applicable option agreement.

     The Stock Option Plan may be amended, terminated, or suspended by the Board of Directors. However, the Board of Directors cannot, except as provided in the preceding paragraph, alter the number of shares that may be issued under the Stock Option Plan or the exercise price of Options issued under the Stock Option Plan. No such action by the Board of Directors may adversely affect the rights of a holder of an Option without the holder's consent. As of March 28, 1997, 1,056,441 shares of Common Stock have been issued under the Stock Option Plan.

  1994 Plan

     The Company maintains the 1994 Incentive Stock Option and Nonqualified Option Plan (the "1994 Plan"). The 1994 Plan authorizes the grant of options (the "Options") for up to 200,000 shares of Common Stock of the Company. The Company has registered the shares with the Commission on a Registration Statement on Form S-8. The number of shares of Common Stock associated with any forfeited Option are added back to the number of shares that can be issued under the 1994 Plan. Awards under the 1994 Plan are determined by the Compensation Committee. Key employees of the Company, its subsidiaries and affiliates are eligible to be granted options under the 1994 Plan.

     The 1994 Plan permits the Compensation Committee, in its discretion, to determine which employees of the Company will be granted an Option, the number of shares to be covered by each of the Options, and the time or times at which the Options will be granted. However, no employee may receive an Option to purchase more than 50,000 shares of Common Stock in a year. The 1994 Plan permits the Compensation Committee to grant incentive stock options and nonqualified stock options. The exercise price of an Option under the 1994 Plan will not be less than 100% of the fair market value of the Common Stock at the time of the grant of the Option. The exercise price of an incentive stock option for a participant who owns more than 10% of the combined voting power of all classes of stock of the Company or a subsidiary may not be less than 110% of the fair market value at the time the incentive stock option is granted.

     Under the 1994 Plan, an Option may be exercised as determined by the Compensation Committee at the time of the grant. However, an Option may not be exercised as to less than 100 shares at any one time (or the remaining shares then purchasable under the Option if less than 100 shares). Also, an Option generally may not be exercisable before the expiration of twelve months following the date on which the Option was granted. Notwithstanding any provision of the 1994 Plan, the Compensation Committee may accelerate the exercisability of any Option upon such circumstance or events as it deems appropriate.

     Options must be exercised by the end of the earlier of ten years from the date of grant, or three months after the participant ceases to be an employee, or such certain date provided under the terms of the Option. However, any incentive stock option granted to a person who immediately after such Option is granted controls more than 10% of the total combined voting power of all classes of shares of stock of the Company or a subsidiary must be exercised no later than five years from the date of the grant. In the event that the participant's employment is terminated, the Option may, in the discretion of the Compensation Committee, immediately terminate. If a participant who held an Option under the 1994 Plan dies while employed by the Company, the Option may be exercised within six months after his death. If a participant becomes disabled or retires, any Option held by the participant may be exercised by the participant for a period of one year from the date of such disability or retirement or until the expiration of the term stated on the Option, whichever period is shorter. However, if the participant dies during the one year period, any unexercised Option held by the participant shall be exercisable for a period of six months from the date of death or until expiration of the stated term of the Option, whichever term is shorter.

     In the event of changes in the outstanding shares of Common Stock by reason of share dividends, split-ups, recapitalization, mergers, consolidations, combination or exchange of shares, separations, reorganizations, or liquidations, the number and class of shares available under the 1994 Plan, in any plan year and the maximum number of shares as to which Options may be granted to any participant will be correspondingly adjusted by the Compensation Committee. Notwithstanding any other provisions in the 1994 Plan, no adjustment will be made in the minimum number of shares which may be purchased at any one time under the 1994 Plan.

     The 1994 Plan will terminate and an Option will not be granted under the 1994 Plan after the day that is ten years from the date the 1994 Plan was adopted. The Compensation Committee at any time may terminate, modify or amend the 1994 Plan; provided, however, that any amendment which changes: (i) maximum number of shares to which Options may be granted under the 1994 Plan, (ii) the Option price other than to change the manner of determining the fair market value of the Common Stock, (iii) the provisions relating to the determination of employees whom options will be granted, and (iv) the number of shares covered by such options, or the provisions relating to adjustments to be made upon changes in capitalization will be subject to stockholder approval. As of March 28, 1997, 198,800 options under the 1994 Plan have been granted.

  Profit Sharing Plan

     The Simione Central Holdings, Inc. Profit Sharing Plan (the "Profit Sharing Plan") is a frozen plan and currently covers only those employees of the Company who were participating in the Profit Sharing Plan as of November 1, 1996 and former employees of CHHC with balances under the Profit Sharing Plan. No other individuals are expected eligible to become participants in the Profit Sharing Plan after November 1, 1996. The Company has no current plans to make further contributions to the Profit Sharing Plan.

     If the participant's employment is terminated and the participant's account balance is $3,500 or less, payment of benefits will be made in a lump sum as soon as administratively practicable after the close of the plan year in which the termination occurs. A participant may elect to receive benefit payments in either cash or Common Stock. In general, the Profit Sharing Plan provides that participants may elect to receive distributions (i) in cash paid in installments over five years, (ii) commencing at the end of the sixth year following termination, in a cash lump sum or cash installments over less than five years, or (iii) in Common Stock. CHHC employees participating in the Profit Sharing Plan as of the effective date of the acquisition of CHHC are entitled to distributions from the Profit Sharing Plan as if they terminated employment. The Profit Sharing Plan holds 4,248,017 shares of Common Stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors (the "Compensation Committee") is currently comprised of Messrs. Jackson and O'Donnell. Mr. O'Donnell served as Chairman of the Board and Chief Executive Officer of IMHI from November 1994 to October 8, 1996. Mr. Jackson did not serve as an officer or employee of the Company or any of its subsidiaries during the year ended December 31, 1996. Except as set forth under "-- Director Compensation" and "Item 13. Certain Relationships and Related Transactions," there were no material transactions between the Company and any of the members of the Compensation Committee during the year ended December 31, 1996.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee consists entirely of non-employee directors and determines the compensation paid to the Chief Executive Officer. The Committee also determines, along with the Chief Executive Officer, all compensation paid to the other executive officers of the Company. The Compensation Committee believes that for the Company to be successful long-term and for it to increase stockholder value it must be able to hire, retain, adequately compensate and financially motivate talented and ambitious executives. The Compensation Committee attempts to reward executives for both individual achievement and overall Company success.

     Executive compensation is made up of three components:

          i. Base Salary: An executive's base salary is initially determined by considering the executive's level of responsibility, prior experience and compensation history. Published salaries of executives in similar positions at other companies of comparable size (sales and/or number of employees) is also considered in establishing base salary.

          ii. Cash Bonus: The Company maintains an incentive bonus plan to provide annual cash bonuses to certain executives. Such bonuses are based, in part, on the Company's financial performance during the previous fiscal year including data in connection with earnings per share and profitability and performance as compared to the Company's approved profit plan. In addition, objective individual measures of performance compared to the individual's business unit profit performance are considered. A subjective rating of the executive's personal performance is also considered.

          iii. Stock Options: The Compensation Committee believes that the granting of stock options is directly linked to increased executive commitment and motivation and to the long-term success of the Company. The Compensation Committee thus awards stock options to certain executives. The Compensation Committee uses both subjective appraisals of the executive's performance and the Company's performance and financial success during the previous year to determine option grants.

     Mr. Gary M. Bremer, the Company's Chairman of the Board and Chief Executive Officer, is paid a base salary of $329,000 pursuant to an employment agreement. See "-- Employment Agreements." The Compensation Committee also considers an annual bonus of $70,000 and stock option grants that can be awarded to Mr. Bremer. Additional compensation is based on a subjective analysis of the Company's performance and Mr. Bremer's role in generating such performance. Compensation of the chief executive officers of the Company's competitors is also considered in determining Mr. Bremer's compensation.

     It should also be noted that: (i) exceptions to the general principles stated above are made when the Compensation Committee deems them appropriate to stockholder interest; (ii) the Compensation Committee regularly considers other forms of compensation and modifications of its present policies, and will make changes as it deems appropriate; and (iii) the competitive opportunities to which the Company's executives are exposed frequently come from private companies or divisions of large companies, for which published compensation data is often unavailable, with the result that the Compensation Committee's information about such opportunities is often anecdotal.

     Section 162(m) of the Internal Revenue Code establishes a limit on the deductibility of annual compensation for certain executive officers that exceeds $1,000,000 per year unless certain requirements are met. The Company does not anticipate that any employee will exceed such $1,000,000 cap in the near future but will make any necessary adjustments if and when this occurs.

                                          Compensation Committee

                                          Richard D. Jackson
                                          Barrett C. O'Donnell

STOCKHOLDER RETURN PERFORMANCE GRAPH

     The following graph shows a comparison, since the Common Stock began trading on September 3, 1993 of cumulative total returns for the Common Stock, the Standard & Poor's SmallCap 600 Index and the Standard & Poor's Computer (Software and Services) -- Mid-Cap Index. The comparisons in this table are required by the Commission and, therefore, are not intended to forecast or be indicative of possible future performance of the Common Stock.

                                     CHART

                                                  INDEXED RETURNS
                                                    Years Ending
                                   Base
                                  Period
Company/Index                     3Sep93  Dec93    Dec94    Dec95    Dec96
-------------                     ------  -----    -----    -----    -----
SIMIONE CENTRAL HOLDINGS INC        100    62.50    68.75    40.63   107.80
COMPUTER (SOFTWARE&SVC)-MID         100   100.68   110.57   193.46   196.20
S&P SMALLCAP 600 INDEX              100   104.04    99.07   128.76   156.21

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides information at March 7, 1997 with respect to
(i) any person known to the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) all directors of the Company, (iii) all Named Executive Officers, and (iv) all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed below have sole voting and investment power with respect to the shares of Common Stock.

                                                                SHARES BENEFICIALLY OWNED
                      NAME AND ADDRESS                        -----------------------------
                    OF BENEFICIAL OWNER                       NUMBER(1)          PERCENT(2)
                    -------------------                       ---------          ----------
Simione Central Holdings, Inc...............................  4,248,017             35.4%
  Profit Sharing Plan Trust
  c/o Trust Company of Knoxville, Inc.
  620 Market Street, Suite 300
  Knoxville, TN 37902
Gary M. Bremer..............................................  1,755,804(3)          14.3
  6600 Powers Ferry Road
  Atlanta, GA 30339
O'Donnell Davis, Inc. ......................................  2,248,946(4)          17.6
  P.O. Box 7395
  Princeton, NJ 08543
Barrett C. O'Donnell........................................  2,248,946(5)          17.6
  P.O. Box 7395
  Princeton, NJ 08543
Rowan Nominees Limited......................................  1,769,749(6)          14.0
  33 King William Street
  London, EC4R 9AS
Murali Anantharaman.........................................  1,915,281(7)          15.0
  2830 Shurburne Drive
  Alpharetta, GA 30301
Howard B. Krone.............................................    881,244              7.4
  3633 Tuxedo Road
  Atlanta, GA 30305
James R. Henderson..........................................     31,548                *
William J. Simione, Jr. ....................................    234,817(8)           1.9
Gary W. Rasmussen...........................................     70,273(9)             *
James A. Tramonte...........................................     40,738(10)            *
Richard D. Jackson..........................................         --               --
Jay Shevins.................................................     64,260(11)            *
All directors and executive officers as a group (9
  persons)..................................................  6,304,817             52.6

---------------

  *  Less than 1%
 (1) Pursuant to Rule 13d-3 under the Exchange Act, ownership ownership of a security consists of sole or shared voting power (including the power to vote or direct the vote) and/or otherwise. The sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security through any contract, arrangement, understanding, relationship or the number of shares of Common Stock includes the number of shares of Common Stock which are subject to the exercise of options or warrants within 60 days.
 (2) Percentages were calculated based on the ratio of the number of shares of Common Stock beneficially owned by such beneficial owner as of the date of this Report to the sum of (a) the total number of outstanding shares of Common Stock as of the date of this Report and (b) the number of shares of Common Stock issuable upon exercise of options or warrants held by the applicable beneficial owner exercisable within 60 days of the date of this Report.
 (3) Includes 330,315 shares issuable upon exercise of options.
 (4) Includes 270,000 shares issuable upon exercise of warrants and 505,162 shares issuable upon exercise of options.
 (5) Mr. O'Donnell is a stockholder, director and officer of ODD. Accordingly, pursuant to Rule 13d-3 under the Exchange Act, he is deemed to be an indirect beneficial owner of the Company's securities beneficially owned by ODD.
 (6) Includes 619,667 shares issuable upon exercise of warrants and 61,887 shares issuable upon exercise of options.
 (7) Includes 5,928 shares as to which Mr. Anantharaman has sole voting power, 39,604 shares issuable upon exercise of options, 1,088,195 shares related to Rowan Nominees Limited ("Rowan"), 100,000 shares issuable upon exercise of warrants related to EGL, 619,667 shares issuable upon exercise of warrants related to Rowan, and 61,887 shares issuable upon exercise of options related to Rowan.
 (8) Includes 77,073 shares issuable upon exercise of options.
 (9) Includes 5,505 shares issuable upon the exercise of options.
(10) Includes 5,505 shares issuable upon the exercise of options.
(11) Includes 14,220 shares issuable upon exercise of options.

     For a description of a voting agreement among the Company, ODD, EGL, Mr. Anantharaman and certain of their affiliates, see "Item 13. Certain Relationships and Related Transactions."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 28, 1995, IMHI entered into a settlement agreement with Frederick Neufeld, whereby Mr. Neufeld resigned as an employee, officer and director of IMHI. Pursuant to the terms of the agreement, IMHI agreed to pay Mr. Neufeld a total of $225,000 in 25 equal monthly installments of $9,000 commencing in March 1995, and to provide certain additional benefits through February 1996, and Mr. Neufeld agreed to release and surrender options to purchase 68,000 shares of the IMHI common stock. The agreement also prohibited Mr. Neufeld from competing in any business of IMHI (as such phrase is defined in the agreement) until September 1, 1996.

     On January 1, 1996, IMHI entered into a lease agreement with Gateway LLC with respect to the Company's Pompano Beach office. ODD owns 70% of Gateway LLC and more than 5% of the Company's Common Stock. In addition, Mr. Barrett C. O'Donnell, a director of the Company, is the Chairman of the Board, President and Chief Executive Officer of ODD. Pursuant to the lease agreement, Gateway LLC leases approximately 20,291 square feet to the Company for a term of five years that commenced on January 1, 1996. The Company has an option to renew the lease for an additional five year term. Rental payments from IMHI and the Company for the year ended December 31, 1996 totaled $272,869. The scheduled annual rental payments for the remaining term are $223,201 during year two, $233,347 during year three, $243,492 during year four and $253,638 during year five. The lease payments were determined by negotiation between the parties. The Company believes that the terms of the lease agreement are at least as favorable as could have been obtained elsewhere for similar facilities from unaffiliated third parties.

     During 1996, the Company entered into various capital lease agreements with National Leasing, Inc. Mr. Gary M. Bremer, Chairman of the Board and Chief Executive Officer of the Company, Mr. William J. Simione, Jr., Vice Chairman of the Board and Executive Vice President of the Company, and Mr. Gary W. Rasmussen, Chief Operating Officer of the Company, each respectively owns a 33.33% interest in National Leasing, Inc. Each lease is for a three year term and provides for an interest rate of 14%. Interest expense related to such capital leases totaled $22,215 during the year ended December 31, 1996. The terms of the various lease agreements were determined by negotiation between the parties. The Company believes that the terms of the lease agreements are at least as favorable as could have been obtained for similar assets from unaffiliated third parties.

     On January 17, 1996, the Company entered into a lease agreement with S&S Realty with respect to the Company's Hamden, Connecticut office. Mr. Simione owns 45% of S&S Realty. Pursuant to the lease agreement, S&S Realty leases approximately 6,500 square feet to the Company on a month-to-month basis. Rental payments for the year ended December 31, 1996 totaled $112,539. The scheduled annual rental payments for the remaining term are $10,833 per month. The lease payments were determined by negotiation between the parties.

     The Named Executive Officers listed below entered into promissory notes in the amounts listed below in connection with money borrowed from the Company for the purchase of Common Stock. Each promissory note was dated March 5, 1996 with all principal and interest (5.05% per annum) due on December 5, 1996. Each such promissory note was paid in full except for the promissory note of Mr. Bremer, which has a current outstanding principal balance of $850,000 and has been extended until such time as Mr. Bremer no longer personally guarantees $1.5 million of the Company's $2.5 million credit facility.

Gary M. Bremer..............................................  $900,000
William J. Simione, Jr......................................  $225,000
Gary W. Rasmussen...........................................  $ 90,000

     On October 7, 1996 and as a condition to the consummation of the merger between IMHI and CHMS, EGL, ODD, Mr. Anantharaman and certain other holders of shares of IMHI Class A Convertible Preferred Stock (the "Convertible Preferred Stock") entered into an agreement with IMHI (the "Convertible Preferred Stock Agreement"). Pursuant to the Convertible Preferred Stock Agreement, such holders agreed to exchange all of their respective shares of Convertible Preferred Stock for Common Stock based on a conversion price of $2.00 per share. In addition, such holders received shares of Company Common Stock in lieu of cash dividends that were payable on their respective shares of Convertible Preferred Stock. Mr. Anantharaman is a partner in EGL. EGL is an affiliate of Rowan, who is a more than five percent beneficial owner of the Common Stock. Mr. O'Donnell is a director and officer of ODD. ODD is also a more than five percent beneficial owner of the Common Stock. In connection with the Convertible Preferred Stock Agreement (i) Rowan received approximately 967,100 shares of Common Stock, (ii) ODD received approximately 530,700 shares of Common Stock, and (iii) Mr. Anantharaman received approximately 2,000 shares of Common Stock.

     In addition, pursuant to the Convertible Preferred Stock Agreement, as long as EGL and ODD and their respective affiliates own five percent or more of the Common Stock, EGL and ODD are each entitled to designate one person reasonably acceptable to the Company's Board of Directors to serve as a director of the Company, and the Company shall use all reasonable efforts to cause the election of such designees. Furthermore, EGL and ODD and their respective affiliates agreed to be present, in person or by proxy, at every stockholder meeting and to vote in favor of all nominees to the Company's Board of Directors as approved by such Board, provided EGL's and ODD's designees are included with such nominees.

     On November 1, 1996, SCI entered into various information, support and management services agreements (the "Columbia Agreements") with certain affiliates of Columbia/HCA. As part of the negotiation of the Columbia Agreements, Columbia/HCA required that SCI guarantee certain obligations of the former stockholders of CHHC, including Mr. Bremer, (the "Guaranty") as they relate to the administration of and potential liabilities to the Central Health Holding Company Employee Stock Ownership Plan Trust (the "Plan") or its participants. The Plan was converted into the Profit Sharing Plan and sponsorship of the Plan was transferred from CHHC to the Company. Under the terms of the Guaranty, SCI guarantees Columbia/HCA against losses arising from:
(i) Plan losses arising from a fiduciary breach, prohibited transaction or other violation of law relating to the Plan; or (ii) liabilities related to the Plan which are not paid by the former stockholders of CHHC other than the Plan, but only to the extent any such losses would not be recovered by Columbia/HCA, but only to the extent such liabilities are not recovered by Columbia/HCA through other indemnity provisions of the stock purchase agreement. Columbia/HCA's other sources of potential recovery include CHHC's insurance policies and escrow accounts established for the benefit of Columbia/HCA by the former stockholders of CHHC. SCI's maximum liability under the Guaranty is limited to $20,000,000 for obligations arising before November 1, 1997, $17,500,000 for obligations arising before November 1, 1998, $15,000,000 for obligations arising before November 1, 1999, $15,000,000 for obligations arising before November 1, 2000 and $0 thereafter. At no time during the term of the Guaranty shall SCI's liability exceed $20,000,000 in the aggregate. Pursuant to the Guaranty, SCI agreed that on each date that a guaranteed obligation is required to be paid to Columbia/HCA, SCI shall grant Columbia/HCA a security interest equal to the amount of the guaranteed obligation in all SCI's accounts receivable. SCI also granted to Columbia/HCA and the parties to the Columbia Agreements the right to offset any liability arising under the Guaranty against any obligation of such parties to SCI. The Department of Labor has an open investigation relating to the Plan. The Internal Revenue Service is also auditing certain issues related to the Plan. At December 31, 1996, no claims had been made under the Guaranty and currently the Company does not anticipate incurring any losses associated with the Guaranty.

     G. Blake Bremer, the son of Mr. Bremer, is currently serving as an Assistant Vice President of the Company. As compensation for his services, Mr. Blake Bremer is expected to be paid approximately $100,000 in 1997. In addition, Lori Yawn Ferrero, the Company's Director of Human Resources, and Martha Elizabeth Cavaiani, the Director of Marketing of the Company, are the sisters-in-law of Mr. Gary M. Bremer. Ms. Ferrero and Ms. Cavaiani are each expected to be paid approximately $92,000 and $83,000, respectively, in 1997 for their services.

     Jay Shevins served as a Senior Vice President of IMHI until October 8, 1996 and is presently serving as the Senior Vice President of InfoMed, Inc. On September 9, 1994, Mr. Shevins entered into a severance agreement with IMHI pursuant to which he will receive the equivalent of one years' salary if his employment is terminated for any reason other than gross negligence or a breach of fiduciary duty.

     For a description of consulting agreements between the Company and certain directors, see "Item 11. Executive Compensation -- Director Compensation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

          1. Financial Statements. See Index to Consolidated Financial Statements on Page F-1 hereof.

          2. Financial Statement Schedules.

          Schedule II -- Valuation and Qualifying Accounts

          3. Exhibits Incorporated by Reference or Filed with this Report.

     The following exhibits are filed as part of this Report. Where such filing is made by incorporation by reference to a previously filed statement or report, such statement or report is identified in parentheses.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.1      --   Certificate of Incorporation of the Company (Incorporated by
               reference to Exhibit 3.1 to the Company's Registration
               Statement on Form S-4 (Registration Number 33-57150) as
               filed with the Securities and Exchange Commission).
 3.2      --   Amendment to the Certificate of Incorporation of the Company
               (Incorporated by reference to Exhibit 3.2 to the Company's
               Registration Statement on Form S-4 (Registration Number
               33-57150) as filed with the Securities and Exchange
               Commission).
 3.3      --   Bylaws of the Company (Incorporated by reference to Exhibit
               3.3 to the Company's Registration Statement on Form S-4
               (Registration Number 33-57150) as filed with the Securities and Exchange Commission).
 3.4      --   Amendment to the Bylaws of the Company.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.5      --   Certificate of Ownership Merging Simione Central Holdings,
               Inc. into InfoMed Holdings, Inc.
 4.1      --   See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of
               the Company's Certificate of Incorporation and Bylaws
               governing the rights of holders of securities of the
               Company.
 4.2      --   Registration Rights Agreement dated October 7, 1996 by and among InfoMed Holdings, Inc., those shareholders of Simione
               Central Holding, Inc. appearing as signatories to the
               Registration Rights Agreement, and those shareholders of
               InfoMed Holdings, Inc. appearing as signatories to the
               Registration Rights Agreement (Incorporated by reference to
               Exhibit 10.1 of the Company's Current Report on Form 8-K
               dated October 8, 1996 as filed with the Securities and
               Exchange Commission).
 9.1      --   Form of Simione Central Holding, Inc., Shareholders Voting
               Agreement and Irrevocable Proxy dated March 5, 1996 by and among Howard B. Krone, William J. Simione, Jr., Gary
               Rasmussen, G. Blake Bremer, Katherine L. Wetherbee, A.
               Curtis Eade, James A. Tramonte, John Isett, Cindy Lumpkin,
               Douglas E. Caddell, Robert J. Simione, Kenneth L. Wall,
               Allen K. Seibert, III, Jerry Sevy, Larry Clark and Lori N.
               Siegel, Gary M. Bremer, Richard A. Parlontieri, and James R.
               Henderson.
 9.2      --   Agreement dated as of October 7, 1996 by and among InfoMed
               Holdings, Inc., EGL Holdings, Inc., Mercury Asset Management
               plc, O'Donnell Davis, Inc., Barrett O'Donnell and certain
               other holders of the Class A Convertible Preferred Stock of
               InfoMed Holdings, Inc. (Incorporated by reference to Exhibit
               10.2 of the Company's Current Report on Form 8-K dated
               October 8, 1996 as filed with the Securities and Exchange
               Commission).
10.1      --   Amended and Restated Agreement and Plan of Merger dated as of September 5, 1996 by and among InfoMed Holdings, Inc.,
               Simione Central Holding, Inc. and InfoSub, Inc.
               (Incorporated by reference to Exhibit 2.1 of the Company's
               Current Report on Form 8-K dated September 5, 1996 as filed with the Securities and Exchange Commission).
10.2      --   InfoMed Holdings, Inc. Amended and Restated Share Warrant
               for the Purchase of Common Stock of InfoMed Holdings, Inc.
               dated October 5, 1996 between InfoMed Holdings, Inc. and
               O'Donnell Davis, Inc., Rowan Nominees Ltd., David O. Ellis,
               Richard V. Lawry, Salvatore A. Massaro, Murali Anantharaman,
               Kathleen E.J. Ellis, Jeremy Ellis, Karen Ellis, Gemma Ellis,
               Thomas M. Rogers, Jr., and Arnold Schumacher (Incorporated
               by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated October 8, 1996 as filed with the
               Securities and Exchange Commission).
10.3      --   Warrant to Purchase 100,000 shares of Class A Common Stock of Simione Central Holding, Inc., dated April 12, 1996
               between Simione Central Holding, Inc. and Home Health First, a Texas Not-for-Profit corporation.
10.4      --   Common Stock Warrant of InfoMed Holdings, Inc. dated October
               8, 1996 between Jefferies & Company, Inc. and InfoMed
               Holdings, Inc.
10.5      --   Settlement Agreement, dated February 28, 1995, between
               InfoMed Holdings, Inc. and Frederick Neufeld (Incorporated
               by reference to Exhibit 5.5 of the Company's Current Report on Form 8-K dated March 7, 1995 as filed with the Securities and Exchange Commission).
10.6      --   Form of Simione Central Holding, Inc. 1996 Incentive Stock
               Option Agreement dated September 4, 1996 by and between
               Simione Central Holding, Inc. and each of James R.
               Henderson, William J. Simione, Jr., Robert Simione,
               Katherine Wetherbee, Sheldon Berman, Betty Gordon, William
               J. Simione, III, J. Blake Bremer, Craig Luigart, Kenneth L.
               Wald, Marty Cavaiani, Lori Ferrero, Douglas E. Caddell, Andy
               Anello and A. Curtis Eade.
10.7      --   Form of 1996 Non Qualified Stock Option Agreement dated
               September 4, 1996 between Simione Central Holding, Inc. and each of Gary M. Bremer, James A. Tramonte, Gary W.
               Rasmussen, Don VanderBeke and Lori N. Siegel.

      10.8      --      Form of Stock Option Agreement dated October 7, 1996 between InfoMed Holdings, Inc., and Reid
                        Horovitz, Zola Horovitz, O'Donnell Davis, Inc., EGL Holdings, Inc., David O. Ellis, Erin Dosdourian,
                        Rodger Johnson, Richard V. Lawry, Salvatore A. Massaro and Murali Anantharaman.
      10.9      --      1994 Incentive Stock Option and Non-Qualified Stock Option Plan (Incorporated by reference to the
                        Company's Form 10-K for the fiscal year ended June 30, 1994 as filed with the Securities and Exchange
                        Commission).
     10.10      --      Simione Central Holdings, Inc. Profit Sharing Plan dated October 31, 1996, as amended.
     10.11      --      Simione Central Holdings, Inc. Section 125 Plan effective date January 1, 1997 sponsored by the
                        Company.
     10.12      --      Headquarters at Gateway Lake Lease Agreement dated January 1, 1996 by and between Gateway LLC and
                        InfoMed Holdings, Inc. (Incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1996 as filed with the Securities and Exchange Commission).
     10.13      --      Sublease dated November 22, 1996 between Environmental Design International, Ltd. and Simione
                        Central, Inc.
     10.14      --      Consent and Estoppel Certificate and Assignment dated October 29, 1996 between Resurgens Plaza South
                        Associates, L.P., Simione Central, Inc. and Central Health Services, Inc.
     10.15      --      Executive Employment Agreement dated December 10, 1996 between InfoMed Holdings, Inc. and Gary M.
                        Bremer.
     10.16      --      Executive Employment Agreement dated January 1, 1996 between Simione Central, Inc. and William J.
                        Simione, Jr.
     10.17      --      Agreement dated October 4, 1996 by and between InfoMed Holdings, Inc., and EGL Holdings, Inc.
     10.18      --      Information Systems Management Agreement dated January 4, 1996 between Integrated Systems Solutions
                        Corporation and Central Health Management Services, Inc.
     10.19      --      Micronetics Design Corporation Value Added Reseller Agreement Renewal dated July 10, 1996 between
                        Micronetics Design Corporation and the Company.
     10.20      --      Master Software License Agreement Number 96-2283 dated October 31, 1996 by and between Software 2000,
                        Inc. and Simione Central Holding, Inc.
     10.21      --      Guaranty Agreement dated October 31, 1996 by Simione Central, Inc. in favor of HCA, Inc.
     10.22      --      Lease Agreement dated March 18, 1996 between National Leasing, Inc. and Simione Central, Inc.
     10.23      --      IBM Vendor Marketing Programs Cooperative Services Marketing Agreement dated December 16, 1996 between IBM Corporation and Simione Central Holding, Inc.
      11.1      --      Statement re: computation of per share earnings.
      16.1      --      Letter re change in Certifying Accountant (Incorporated by reference to Exhibit 4.1 of the Company's
                        Current Report on Form 8-K dated January 27, 1997 filed with the Securities and Exchange Commission).
      21.1      --      Subsidiaries of the Company.
      23.1      --      Consent of Ernst & Young LLP.
      27.1      --      Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K dated October 8, 1996 announcing the merger (the "Merger") of InfoMed Holdings, Inc. with Simione Central Holding, Inc. (the "October 8, 1996 8-K").

     The Company filed a Current Report on Form 8-K/A dated December 23, 1996 amending the October 8, 1996 8-K by providing certain required financial information in connection with the Merger.

     The Company filed a Current Report on Form 8-K dated January 27, 1997 announcing that it appointed Ernst & Young LLP as the Company's independent accountants for the fiscal year ended December 31, 1996 and replaced Arthur Andersen LLP.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SIMIONE CENTRAL HOLDINGS, INC.

Date: March 31, 1997                      By:       /s/ GARY M. BREMER
                                            ------------------------------------
                                                       Gary M. Bremer
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURES                                       TITLE                    DATE
                     ----------                                       -----                    ----

                 /s/ GARY M. BREMER                      Chairman of the Board and Chief  March 31, 1997
-----------------------------------------------------      Executive Officer (principal
                   Gary M. Bremer                          executive officer)

               /s/ LORI NADLER SIEGEL                    Chief Financial Officer and      March 31, 1997
-----------------------------------------------------      Treasurer (principal
                 Lori Nadler Siegel                        financial and accounting
                                                           officer)

               /s/ JAMES R. HENDERSON                    President and Director           March 31, 1997
-----------------------------------------------------
                 James R. Henderson

               /s/ WILLIAM J. SIMIONE                    Vice Chairman of the Board and   March 31, 1997
-----------------------------------------------------      Executive Vice President
               William J. Simione, Jr.

               /s/ MURALI ANANTHARAMAN                   Director                         March 31, 1997
-----------------------------------------------------
                 Murali Anantharaman

               /s/ RICHARD D. JACKSON                    Director                         March 31, 1997
-----------------------------------------------------
                 Richard D. Jackson

              /s/ BARRETT C. O'DONNELL                   Director                         March 31, 1997
-----------------------------------------------------
                Barrett C. O'Donnell

                         SIMIONE CENTRAL HOLDINGS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   F-2
Consolidated Financial Statements
  Consolidated Balance Sheets -- December 31, 1995 and
     1996...................................................   F-3
  Consolidated Statements of Operations for the three years
     ended December 31, 1996................................   F-4
  Consolidated Statements of Shareholders' Equity (Deficit)
     for the three years ended December 31, 1996............   F-5
  Consolidated Statements of Cash Flows for the three years
     ended December 31, 1996................................   F-6
  Notes to Consolidated Financial Statements................   F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Simione Central Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of Simione Central Holdings, Inc. as of December 31, 1995 and 1996 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simione Central Holdings, Inc. as of December 31, 1995 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Atlanta, Georgia
March 21, 1997, except for Note 16 as
  to which the date is
  March 26, 1997

                         SIMIONE CENTRAL HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                 1995              1996
                                                              -----------      ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $   323,023      $  3,384,728
  Accounts receivable, net of allowance for doubtful
     accounts of $13,600 and $1,063,014, respectively.......      761,557         5,651,415
  Note receivable from officer..............................      252,075                --
  Prepaid expenses and other current assets.................       30,360           870,729
                                                              -----------      ------------
          Total current assets..............................    1,367,015         9,906,872
Purchased software, furniture and equipment, net............      424,000         1,867,996
Intangible assets, net......................................       36,831         5,922,755
Restricted cash and other assets............................           --         1,078,056
                                                              -----------      ------------
          Total assets......................................  $ 1,827,846      $ 18,775,679
                                                              ===========      ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    60,491      $  3,199,353
  Accrued compensation expense..............................       40,894           666,650
  Due to former parent company..............................    1,076,855                --
  Accrued liabilities.......................................           --         3,251,636
  Customer deposits.........................................           --         1,679,565
  Unearned revenues.........................................           --         2,006,044
  Current portion of capital lease obligations..............           --           306,466
                                                              -----------      ------------
          Total current liabilities.........................    1,178,240        11,109,714
Notes payable and capital lease obligations, less current
  portion...................................................           --         2,986,267
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.001 par value; 10,000,000 shares
     authorized at December 31, 1996; none issued or
     outstanding............................................           --                --
  Common stock, 100 no par shares and 20,000,000 $.001 par
     shares authorized at December 31, 1995 and 1996,
     respectively; 22 and 11,904,333 shares issued and
     outstanding at December 31, 1995 and 1996,
     respectively...........................................    2,443,013            11,904
  Additional paid-in capital................................           --        23,210,098
  Stock subscription receivable.............................           --          (850,000)
  Accumulated deficit.......................................   (1,793,407)      (17,692,304)
                                                              -----------      ------------
          Total shareholders' equity........................      649,606         4,679,698
                                                              -----------      ------------
          Total liabilities and shareholders' equity........  $ 1,827,846      $ 18,775,679
                                                              ===========      ============

                 See notes to consolidated financial statements

                         SIMIONE CENTRAL HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            1994          1995           1996
                                                         -----------   -----------   ------------
Net revenues:
  Information services.................................  $ 4,875,012   $ 5,387,044   $ 14,848,861
  Systems..............................................           --            --        459,045
  Support and consulting services......................    7,235,332     7,834,999     10,686,735
                                                         -----------   -----------   ------------
          Total net revenues...........................   12,110,344    13,222,043     25,994,641
Costs and expenses:
  Cost of information services.........................    2,492,261     2,630,208      8,258,458
  Cost of systems......................................           --            --        345,748
  Cost of support and consulting services..............    5,202,109     5,523,706      6,093,971
  Selling, general and administrative..................    2,958,371     3,095,293      7,037,446
  Research and development.............................    2,165,217     2,928,961      5,676,898
  Amortization and depreciation........................           --            --        784,502
  Purchased in-process research and development........           --            --     12,573,931
  Severance and other restructuring charges............           --            --      1,214,669
                                                         -----------   -----------   ------------
          Total costs and expenses.....................   12,817,958    14,178,168     41,985,623
                                                         -----------   -----------   ------------
Loss from operations...................................     (707,614)     (956,125)   (15,990,982)
Other income (expense):
  Interest expense.....................................           --            --       (114,817)
  Interest and other income............................           --            --        206,902
                                                         -----------   -----------   ------------
Net loss...............................................  $  (707,614)  $  (956,125)  $(15,898,897)
                                                         ===========   ===========   ============
Net loss per share.....................................  $     (0.12)  $     (0.16)  $      (1.85)
                                                         ===========   ===========   ============
Weighted average common shares.........................    5,989,712     5,989,712      8,575,912
                                                         ===========   ===========   ============

                 See notes to consolidated financial statements

                         SIMIONE CENTRAL HOLDINGS, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                                          ADDITIONAL       STOCK
                                              COMMON        PAID-IN     SUBSCRIPTION   ACCUMULATED
                                 SHARES        STOCK        CAPITAL      RECEIVABLE      DEFICIT
                               ----------   -----------   -----------   ------------   ------------
Balance at December 31,
  1993.......................          22   $        --   $        --    $      --     $   (129,668)
  Net loss...................          --            --            --           --         (707,614)
                               ----------   -----------   -----------    ---------     ------------
Balance at December 31,
  1994.......................          22            --            --           --         (837,282)
  Capital contribution from
     former parent company...          --     2,443,013            --           --               --
  Net loss...................          --            --            --           --         (956,125)
                               ----------   -----------   -----------    ---------     ------------
Balance at December 31,
  1995.......................          22     2,443,013            --           --       (1,793,407)
  Capital contribution from
     former parent company...          --     4,000,000            --           --               --
  Distribution of 5,989,712
     shares of no par common
     stock and cancellation
     of 22 shares of common
     stock held by CHHC......   5,989,690            --            --           --               --
  Issuance of 1,928,836
     shares of no par Class A
     common stock............   1,928,836     3,051,369            --     (850,000)              --
  Purchase and cancellation
     of 1,836 shares of no
     par Class A common stock
     not exchanged in reverse
     acquisition.............      (1,836)       (9,866)           --           --               --
  Exchange of 7,916,712
     shares of no par Class A
     and B common stock for
     7,916,712 shares of IMHI
     $.001 par value common
     stock...................          --    (9,476,599)    9,476,599           --               --
  Issuance of 3,898,539
     shares of IMHI $.001 par
     value common stock for
     purchase of IMHI in
     reverse acquisition.....   3,898,539         3,898    13,512,339           --               --
  Issuance of 89,082 shares
     of $.001 par value
     common stock as
     compensation and from
     exercise of stock
     options and warrants....      89,082            89       221,160           --               --
  Net loss...................          --            --            --           --      (15,898,897)
                               ----------   -----------   -----------    ---------     ------------
Balance at December 31,
  1996.......................  11,904,333   $    11,904   $23,210,098    $(850,000)    $(17,692,304)
                               ==========   ===========   ===========    =========     ============

                 See notes to consolidated financial statements

                         SIMIONE CENTRAL HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1994          1995          1996
                                                          -----------   ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss................................................  $  (707,614)  $ (956,125)  $(15,898,897)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Purchased in-process research and development.........           --           --     12,573,931
  Provision for doubtful accounts.......................           --           --        395,046
  Amortization and depreciation.........................           --           --        784,502
  Value assigned to stock purchase warrant..............           --           --        100,000
  Stock compensation expense............................           --           --         58,500
  Loss on sale of assets................................           --           --          3,636
Changes in assets and liabilities:
  Accounts receivable...................................     (598,843)      95,360     (3,305,003)
  Prepaid expenses and other current assets.............        8,397      (47,017)      (553,630)
  Other assets..........................................           --           --        (26,925)
  Accounts payable......................................       26,528      (11,414)     2,264,539
  Accrued compensation expense..........................      (17,148)      23,158        142,867
  Accrued liabilities...................................      (13,902)      (7,771)       768,284
  Customer deposits.....................................           --           --        272,724
  Unearned revenues.....................................           --           --        616,518
                                                          -----------   ----------   ------------
          Net cash used in operating activities.........   (1,302,582)    (903,809)    (1,803,908)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of consulting division of Simione & Simione....           --           --     (2,000,000)
Cash received in reverse acquisition of IMHI............           --           --        750,202
Purchase of software, furniture and equipment...........           --     (424,000)      (635,997)
Increase in restricted cash.............................           --           --     (1,000,000)
Purchase of intangible assets...........................           --           --        (64,123)
                                                          -----------   ----------   ------------
          Net cash used in investing activities.........           --     (424,000)    (2,949,918)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from former parent company.........           --           --      4,000,000
Proceeds from notes payable.............................           --           --      2,499,800
Issuance of common stock, net of cash expenses..........           --           --      2,191,503
Advances from (payments to) former parent company.......     (854,704)   1,440,309     (1,076,855)
Repayment (issuance) of note receivable from officer....           --     (252,075)       252,075
Principal payments on capital lease obligations.........           --           --        (45,741)
Payments of related party notes.........................           --           --        (68,000)
Proceeds from exercise of stock options and warrants....           --           --         62,749
                                                          -----------   ----------   ------------
          Net cash provided by (used in) financing
            activities..................................     (854,704)   1,188,234      7,815,531
                                                          -----------   ----------   ------------
          Net (decrease) increase in cash and cash
            equivalents.................................   (2,157,286)    (139,575)     3,061,705
Cash and cash equivalents, beginning of year............    2,619,884      462,598        323,023
                                                          -----------   ----------   ------------
Cash and cash equivalents, end of year..................  $   462,598   $  323,023   $  3,384,728
                                                          ===========   ==========   ============
Supplemental disclosure of non-cash investing and
  financing activities:
  Capital contribution from former parent company.......  $        --   $2,443,013   $         --
  Software, furniture and equipment obtained through
     capital leases.....................................           --           --        690,490

                 See notes to consolidated financial statements

                         SIMIONE CENTRAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Background: Incorporated in September 1991, as a wholly-owned subsidiary of Central Health Holding Company, Inc. ("CHHC"), Central Health Management Services, Inc. ("CHMS") provided information and management support services to home health care providers. Central Health Services, Inc. ("CHS"), also a wholly-owned subsidiary of CHHC, provided similar services to home health care agencies owned by CHHC. On January 1, 1996, CHHC transferred at book value the assets and employees related to CHS's information services and certain clinical and financial support services to CHMS. Accordingly, the consolidated financial statements give effect to the reorganization of these entities under common control and reflect the combined operating results of CHMS and the transferred CHS operations. On January 17, 1996, CHHC completed a pro-rata distribution of the outstanding common stock of CHMS to its shareholders.

     On October 8, 1996, InfoMed Holdings, Inc. ("IMHI") and CHMS merged in a transaction accounted for as a reverse acquisition for financial reporting purposes. In connection with the merger, IMHI issued 7,916,712 shares of its common stock in exchange for all the outstanding common stock of CHMS, and thereby, the former shareholders of CHMS acquired control of IMHI. As a result, CHMS is considered the acquiring company; hence, the historical financial statements of CHMS became the historical financial statements of IMHI and include the results of operations of IMHI only from the effective acquisition date. On December 19, 1996, IMHI changed its name to Simione Central Holdings, Inc. (the "Company").

     Overview: The Company is a leading provider of integrated systems and services designed to enable home health care providers to generate and utilize comprehensive financial, operational and clinical information and address organizational issues in order to make informed decisions, more effectively operate their businesses and compete in a managed care and PPS environment. The Company has developed two systems which provide a core platform of software applications which incorporate selected modules based on customer needs. The Company's Shared Resource Solution offers an outsourcing opportunity for home health care providers and incorporates the Company's proprietary NAHC IS system software. Under this arrangement, the Company operates a data center which stores customer data and allows customers real-time, secure access through a wide area communications network. The Company's In-House Solution, STAT 2, is licensed to customers for use on their own computer system. In addition to these two system solutions, the Company's home health care consulting services assist providers in addressing the challenges of reducing the cost of delivering care, maintaining quality of care, streamlining operations and re-engineering organizational structures. The Company also provides comprehensive agency support services which include administrative, billing and collections, training, reimbursement, and financial management services, among others.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

MANAGEMENT ESTIMATES

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

                         SIMIONE CENTRAL HOLDINGS, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

REVENUE RECOGNITION

     Revenues are derived from shared resource information management services, agency support services, the licensing and sub-licensing of software, the sale of computer hardware, professional and technical consulting services, implementation and training services, software maintenance and support services, as well as home health care management consulting services. Shared resource information management and agency support services are provided under contractual arrangement with terms typically ranging from three to five years. Revenues from these contracts are recognized monthly as the related services are rendered. Application software licenses, computer hardware and third-party software revenues are recognized when the related products are delivered and collectibility of fees is determined to be probable, provided that no significant obligation remains under the contract. Revenues derived from the sale of software licenses requiring significant modification or customization are recorded based upon percentage of completion using labor hours or contract milestones. Software support revenues are recognized ratably over the term of the related agreement. All other service revenues are recognized as the related services are performed.

CONCENTRATIONS AND MAJOR CUSTOMERS

     The Company sells its systems and services to various companies in the health care industry. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Current operations are charged with an allowance for doubtful accounts based upon experience and any unusual circumstances which affect the collectibility of receivables. Amounts deemed uncollectible are charged against this allowance.

     During 1994, 1995 and through October 1996, the Company derived the majority of its revenue from services provided to its former parent company, see
Note 13. In addition, the Company had other major customers which comprised the following percentages of total net revenue:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                              1994      1995      1996
                                                              ----      ----      ----
Customer A..................................................   19%       14%       --
Customer B..................................................   --        --        22%

     The Company is dependent upon certain third party software licenses as well as certain contractual arrangements for provision of certain of its services, see Note 15.

CASH EQUIVALENTS

     All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

RESTRICTED CASH

     The Company's restricted cash of $1,000,000 is invested in a certificate of deposit and secures $1,000,000 of borrowings outstanding under the Company's lines of credit agreements, see Note 6.

PURCHASED SOFTWARE, FURNITURE AND EQUIPMENT

     Purchased software, furniture and equipment is stated at cost. Depreciation is calculated for financial reporting purposes using the straight-line method over the estimated useful lives (ranging from 1 to 10 years) of the assets or lease term, whichever is shorter.

                         SIMIONE CENTRAL HOLDINGS, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

SOFTWARE DEVELOPMENT COSTS

     Costs incurred to establish the technological feasibility of computer software products are research and development expense and are charged to expense as incurred. The Company capitalizes costs incurred between the point of establishing technological feasibility and general release when such costs are material. As of December 31, 1996, the Company has no capitalized computer software development costs.

INTANGIBLE ASSETS

     Intangible assets arising principally from the accounting for acquired businesses are amortized using the straightline method over the estimated useful lives of the related assets which range from 4 to 11 years. The Company reviews its long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The measurement of possible impairment is based upon determining whether projected undiscounted future cash flow from the use of the asset is less than the carrying amount of the asset. As of December 31, 1996, in the opinion of management, there has been no such impairment.

INCOME TAXES

     The Company accounts for income taxes using the liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities.

NET LOSS PER SHARE

     Net loss per share is computed on the basis of the weighted average number of common shares outstanding during the period. The 5,989,712 shares of Class A common stock issued in the reorganization of the Company on January 16, 1996 (see Note 12) have been treated as outstanding for all periods presented. Fully diluted loss per share does not differ significantly from the primary loss per share. Common stock equivalents relate to shares potentially issuable under outstanding options and warrant agreements and are included in the loss per share calculation if dilutive.

STOCK BASED COMPENSATION

     Stock options are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has included the pro forma equivalent disclosure information required by SFAS No. 123, see Note 12.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents and restricted cash: The carrying amounts reported in the balance sheet for cash and cash equivalents and restricted cash approximate their fair value.

     Notes payable: The carrying amounts of the Company's notes payable approximate their fair value.

RECENTLY ADOPTED ACCOUNTING STANDARDS

     In 1996 the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows

                         SIMIONE CENTRAL HOLDINGS, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

estimated to be generated by those assets are less than the assets carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS No. 121 did not have an impact on the Company's financial statements.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 1996 financial statement presentation.

2.  ACQUISITIONS

     On October 8, 1996, IMHI merged with CHMS. IMHI provided a comprehensive package of software applications for home health care providers marketed under the name STAT 2. In connection with the acquisition, each issued and outstanding share of CHMS common stock was converted into and exchanged for the right to receive .22021 shares of IMHI common stock as of the effective date. As a result, IMHI issued 7,916,712 shares of common stock to CHMS's shareholders. In addition, each of the outstanding shares of IMHI Class A Convertible Preferred Stock was converted into and exchanged for shares of IMHI common stock and all outstanding options and warrants to purchase CHMS common stock as of the effective date were converted into the right to purchase shares of IMHI common stock, provided that the number of shares to be so purchased and the respective exercise prices thereof have been adjusted by the exchange ratio. The merger was accounted for as a reverse acquisition under the purchase method of accounting. As a result, for accounting purposes CHMS was considered as having acquired IMHI. The historical financial statements of CHMS became the historical financial statements of IMHI and include the results of operations of both companies from the effective date. All share amounts have been retroactively restated giving effect to the .22021 exchange ratio of CHMS shares for IMHI shares. CHMS had been on a December 31 fiscal year end, and, therefore, the fiscal year end of IMHI was changed to December 31. Effective December 19, 1996, IMHI changed its name to Simione Central Holdings, Inc. (the "Company").

     The purchase price of approximately $16,797,000 (including $760,000 of acquisition costs and net liabilities assumed of $2,521,000) was allocated based on the relative fair values of the assets acquired and liabilities assumed. Approximately $12,574,000 of the purchase price was allocated to purchased in-process research and development. This in-process research and development had not reached technological feasibility and had no alternative future use, and therefore, was charged to operations as of the acquisition date. In addition, $4,223,000 of the purchase price was allocated to certain identifiable intangible assets and will be amortized over the related assets estimated useful life, see Note 5. The purchase price was determined based on the estimated value of the outstanding 3,898,539 shares of IMHI common stock and options and warrants to purchase IMHI common stock outstanding at the merger date.

     Effective January 1, 1996, the Company purchased the assets of Simione & Simione, CPA's -- Consulting Division (a division of Simione & Simione, CPAs, a Partnership) ("Simione & Simione") for $2,000,000 in cash. Simione & Simione provided a wide range of home health care consulting services. This acquisition was accounted for using the purchase method. The entire purchase price was allocated to goodwill and is being amortized over 10 years.

                         SIMIONE CENTRAL HOLDINGS, INC.

2.  ACQUISITIONS -- CONTINUED

     Pro forma information giving effect to the acquisitions as if they took place on January 1, 1995, is as follows (unaudited):

                                                              YEARS ENDED DECEMBER 31,
                                                             --------------------------
                                                                 1995          1996
                                                             ------------   -----------
Net revenues...............................................  $ 29,222,668   $34,774,875
Net loss...................................................   (18,803,490)   (3,266,402)
Net loss per share.........................................         (1.90)        (0.28)

     The 1995 pro forma net loss includes the $12,574,000 charge to operations for the in-process research and development purchased. This pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been effective on the dates indicated or which may be obtained in the future.

3.  LEASE RECEIVABLES

     The Company provides lease financing to certain customers related to sales of software licenses and computer hardware. Lease terms are generally five years. Future minimum lease payments under these sales-type leases as of December 31, 1996, of which the current portion is classified in accounts receivable, are as follows:

1997........................................................  $105,432
1998........................................................    28,212
                                                              --------
                                                               133,644
Interest portion............................................   (13,616)
                                                              --------
                                                              $120,028
                                                              ========

4.  PURCHASED SOFTWARE, FURNITURE AND EQUIPMENT

     Purchased software, furniture and equipment consisted of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1995        1996
                                                              --------   ----------
Equipment...................................................  $     --   $  855,428
Purchased software..........................................   424,000      840,064
Furniture...................................................        --      491,666
Leasehold improvements......................................        --       58,388
                                                              --------   ----------
                                                               424,000    2,245,546
Accumulated depreciation....................................        --     (377,550)
                                                              --------   ----------
                                                              $424,000   $1,867,996
                                                              ========   ==========

                         SIMIONE CENTRAL HOLDINGS, INC.

5.  INTANGIBLE ASSETS

     Intangible assets consisted of the following:

                                                           DECEMBER 31,
                                                       --------------------   AMORTIZATION
                                                        1995        1996         PERIOD
                                                       -------   ----------   ------------
Developed technology.................................  $    --   $2,054,000       4 years
Goodwill.............................................       --    2,000,000      10 years
Trade name...........................................       --    1,142,000      11 years
Other................................................   36,831    1,128,025    6-10 years
                                                       -------   ----------
                                                        36,831    6,324,025
Accumulated amortization.............................       --     (401,270)
                                                       -------   ----------
                                                       $36,831   $5,922,755
                                                       =======   ==========

6.  NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

     During 1996, a wholly-owned subsidiary of the Company entered into line of credit agreements with a bank which provide for aggregate borrowing of $2,500,000 and, as renewed, expire on January 17, 1998. Borrowings of $1,000,000 under these agreements bear interest at 8.72% and borrowings of $1,500,000 bear interest at the bank's prime rate. Borrowings under these agreements aggregated $2,499,800 at December 31, 1996, and are secured by a certificate of deposit of $1,000,000, the subsidiary's accounts receivable, and certain other assets. Additionally, borrowings under these agreements aggregating $1,500,000 are personally guaranteed by a major shareholder and executive officer of the Company.

     The Company has entered into lease agreements with a related party (see
Note 14) for certain office and computer equipment and furniture with approximate aggregate cost and net book value of $690,000 and $624,000, respectively, at December 31, 1996. Additionally, the Company has other equipment under capital leases with approximate aggregate cost and net book value of $139,000 and $121,000, respectively, at December 31, 1996. Amortization of these assets is included in the Company's depreciation expense and amounted to approximately $84,000 for 1996.

     Aggregate annual rental commitments under these capital leases as of December 31, 1996 are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
1997........................................................  $ 373,197
1998........................................................    341,752
1999........................................................    222,513
                                                              ---------
          Total minimum payments............................    937,462
Amount representing interest................................   (144,529)
                                                              ---------
Present value of future minimum lease payments..............  $ 792,933
                                                              =========

7. OPERATING LEASES

     The Company leases its office facilities and certain furniture and equipment under various operating lease agreements, some of which are with related parties (see Note 14). These leases require the Company to pay taxes, insurance and maintenance expenses, and provide for renewal options at the then fair market rental value of the property. Amounts expensed under operating leases were approximately $1,569,000, $1,554,000 and $3,699,000 for the years ended December 31, 1994, 1995, 1996, respectively.

                         SIMIONE CENTRAL HOLDINGS, INC.

7. OPERATING LEASES -- CONTINUED

     Future aggregate annual rental payments for operating leases with noncancelable lease terms in excess of one year are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
1997........................................................  $1,819,000
1998........................................................   1,580,000
1999........................................................   1,243,000
2000........................................................   1,249,000
2001........................................................     995,000
Thereafter..................................................     994,000
                                                              ----------
          Total.............................................  $7,880,000
                                                              ==========

8.  COMMITMENTS AND CONTINGENCIES

     On November 1, 1996, a wholly-owned subsidiary of the Company entered into a series of five year contracts to provide shared resource information management and agency support services to several affiliates of Columbia/HCA Health Care Corporation ("Columbia/HCA"). As part of the negotiation of these contracts, Columbia/HCA required that this subsidiary guarantee certain obligations of the former shareholders of CHHC, as it related to the administration and potential liabilities to the Central Health Holding Company, Inc. Employee Stock Ownership Plan ( the "Plan") or its participants. Under the terms of this guaranty agreement (the "Guaranty"), this subsidiary agreed to guarantee Columbia/HCA against losses arising from the following: (i) liabilities relating to the Plan for losses resulting from a fiduciary breach, prohibited transaction or other violation of law relating to the Plan and (ii) liabilities relating to the Plan which are not paid by the former stockholders of CHHC other than the Plan, but only to the extent such losses are not recovered by Columbia/HCA through other indemnity provisions of its agreement with the former shareholders of CHHC. These indemnity provisions include any potential recovery from CHHC's insurance policies as well as recoveries from escrow accounts established for the benefit of Columbia/HCA by CHHC's former shareholders. This subsidiary's maximum liability under the Guaranty is $20,000,000 for claims of loss arising before November 1, 1997, $17,500,000 for claims arising before November 1, 1998, and $15,000,000 for claims arising before November 1, 2000. There is no liability for any claims arising after November 1, 2000. However, the aggregate maximum liability under the Guaranty is $20,000,000. Pursuant to the Guaranty, the subsidiary agreed that on each date that a guaranteed obligation is required to be paid to Columbia/HCA, the subsidiary shall grant to Columbia/HCA a security interest equal to the amount of the guaranteed obligation in all the subsidiary's accounts receivable. This subsidiary also granted to Columbia/HCA the right to offset any liability arising under the Guaranty against any obligation of Columbia/HCA or its affiliates to the subsidiary. The Department of Labor has an open investigation relating to the Plan, and the Internal Revenue Service is also auditing certain issues related to the Plan. At December 31, 1996, no claims had been made under the Guaranty and the Company does not currently anticipate incurring any loss associated with the Guaranty.

     The Company is engaged in various legal and regulatory proceedings arising in the normal course of business which management believes will not have a material adverse effect on its financial position or results of operations.

9.  SEVERANCE AND OTHER RESTRUCTURING CHARGES

     As a result of the change in focus of the Company's business from providing services to affiliates of CHHC, the Company incurred severance and certain other restructuring costs totaling $1,215,000 in the fourth quarter of 1996. These costs primarily relate to severance of seven terminated key employees and costs

                         SIMIONE CENTRAL HOLDINGS, INC.

9.  SEVERANCE AND OTHER RESTRUCTURING CHARGES -- CONTINUED

to buyout a lease of equipment no longer useful to the Company. As of December 31, 1996, payments of $347,000 had been made against the accrued severance and other restructuring charges.

10.  INCOME TAXES

     The Company has not incurred or paid any income taxes since its inception.

     Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company's deferred tax assets and liabilities are as follows:

                                                                    DECEMBER 31,
                                                               -----------------------
                                                                 1995         1996
                                                               ---------   -----------
Deferred tax assets:
  Net operating loss.....................................      $ 237,880   $ 2,270,669
  Accrued liabilities....................................             --       547,259
  Allowance for doubtful accounts........................             --       409,119
  Unearned revenues......................................             --       304,934
  Tax credit carryforward................................             --        95,830
  Other..................................................         46,121        62,356
                                                               ---------   -----------
Total deferred tax assets................................        284,001     3,690,167
Deferred tax liabilities:
  Purchased intangible assets............................             --    (1,532,009)
  Depreciation...........................................             --      (159,087)
                                                               ---------   -----------
Total deferred tax liabilities...........................             --    (1,691,096)
                                                               ---------   -----------
Net deferred tax assets..................................        284,001     1,999,071
Valuation allowance......................................       (284,001)   (1,999,071)
                                                               ---------   -----------
                                                               $      --   $        --
                                                               =========   ===========

     The Company has approximately $5,975,000 of net operating losses for income tax purposes available to offset future taxable income. Such losses expire $3,159,000 in 2010 and $2,816,000 in 2011 and may be subject to certain limitations for changes in ownership. Additionally, the Company has research and development and alternative minimum tax credits of approximately $96,000 which expire in years 2009 through 2011. A valuation allowance reducing net deferred tax assets recognized to zero has been recorded based on management's assessment that it is not "more likely than not" that the assets are realizable as of December 31, 1996.

Approximately $500,000 of the net deferred tax assets related to the IMHI acquisition will result in a credit to intangible assets if and when recognized.

Actual income tax expense differs from the "expected" amount (computed by applying the U.S. Federal corporate income tax rate of 34% to income or loss before income taxes) as follows for 1996:

Tax benefit computed at statutory rates.....................    $(5,405,624)
State income taxes, net of Federal effect...................       (635,956)
Non-deductible purchased in-process research and
  development...............................................      4,778,094
Other, net..................................................         14,264
Change in valuation allowance...............................      1,249,222
                                                                -----------
          Income tax........................................    $        --
                                                                ===========

                         SIMIONE CENTRAL HOLDINGS, INC.

10.  INCOME TAXES -- (CONTINUED)

     Prior to 1996, the Company's taxable loss was included in the consolidated tax return of the former parent company. The former parent company utilized net operating losses generated by the Company and did not allocate any benefit from use of the net operating losses to the Company.

11.  EMPLOYEE BENEFIT PLANS

     CHHC sponsored the Central Health Holding Company, Inc. Employee Stock Ownership Plan (the "Plan"), which covered substantially all full-time employees of CHHC and its wholly-owned subsidiaries and was funded by cash contributions from CHHC and its wholly-owned subsidiaries. The major asset of the Plan was shares of CHHC common stock acquired by the Plan. In connection with the pro rata distribution of the common stock of CHMS (see Note 1), the Plan received shares of the Company's common stock. All of the Plan's assets are allocated to each eligible employee's account and are held in trust until the employee's termination, retirement, total disability or death. In connection with the sale of CHHC to Columbia/HCA, the Plan was converted from an employee stock ownership plan to a profit sharing plan and the sponsorship of the Plan was transferred from CHHC to the Company.

     The consolidated financial statements include the Company's share of employee benefit expense related to the Plan for the CHMS employees and also the CHS employees (see Note 1). This expense was approximately $474,000 and $439,000 in 1994 and 1995, respectively.

     The Company has adopted 401(k) plans that cover substantially all employees. The Company contributes to the plans based upon the dollar amount of each participant's contribution. The Company made contributions to these plans of approximately $54,000 in 1996.

12.  SHAREHOLDERS' EQUITY

     In November 1995, CHHC made a capital contribution of $2,443,013 to the Company, which used the proceeds to repay indebtedness of $2,443,013 to CHS.

     CHMS was a separate legal entity and a wholly-owned subsidiary of CHHC as of December 31, 1995. On January 6, 1996, CHMS formed CHMS Transitory Corp. ("Transitory Corp."). Transitory Corp. issued 5,989,712 shares of Class A Common Stock and one share of Class B Common Stock, all of which were held by CHMS. On January 16, 1996, CHMS and Transitory Corp. merged with Transitory Corp. as the survivor. The 22 shares of CHMS Common Stock held by CHHC were canceled and CHHC received the Class A and Class B Common Stock of Transitory Corp. Immediately subsequent to the merger, Transitory Corp. amended it articles of incorporation and changed its name to Central Health Management Services, Inc. On January 17, 1996, CHHC completed a pro-rata distribution to its shareholders of all the outstanding capital stock of CHMS. The distribution was accomplished through the issuance of 3.411 Class A shares of CHMS common stock for each share of CHHC's common stock held by the respective shareholder.

     On January 17, 1996, CHHC made a $4,000,000 cash capital contribution to CHMS. On March 5 and 22, 1996, employees of CHMS purchased 1,928,836 shares of Class A Common Stock for aggregate consideration of $3,051,369. These shares were purchased under the terms of a stock subscription agreement whereby 10% was due at the date of purchase and the remainder was due on December 5, 1996. Stock subscription receivable of $850,000 reported as a reduction to common stock represents the amount not yet collected as of December 31, 1996. This amount is due from a major shareholder and executive officer of the Company who has personally guaranteed $1,500,000 of the Company's borrowings under its line of credit agreements. The Company has agreed to defer payment of this receivable until this individual is relieved from his personal guarantee of the Company's indebtedness.

                         SIMIONE CENTRAL HOLDINGS, INC.

12.  SHAREHOLDERS' EQUITY -- (CONTINUED)

     Holders of approximately 9,543,000 shares of common stock and warrants and options to purchase 3,811,549 shares of common stock have certain demand or piggyback registration rights, subject to certain conditions and limitations, which entitle the holders to require the Company to register all or part of their shares for public resale.

     As of December 31, 1996, the Company has reserved 4,134,113 shares of common stock for future issuance upon exercise of warrants and options to purchase common stock. See Note 16.

STOCK OPTIONS

     The Company has established two stock option plans, the 1994 Incentive Stock Option and Non-Qualified Stock Option Plan (the "1994 Plan") and the 1996 Stock Option Plan (the "1996 Plan"), under which the Company is authorized to grant options to purchase an aggregate of 1,257,008 shares of common stock. Options granted under these plans must have an exercise price not less than the fair market value at the date of grant. In addition to options granted under the 1994 Plan and 1996 Plan, the Company has granted non-plan options to certain related parties. Such non-plan options were granted with exercise prices equal to fair market value on the date of grant.

     The Company had no stock option activity prior to 1996. A summary of the Company's stock option activity for 1996 follows:

                                                                           WEIGHTED
                                                               NUMBER      AVERAGE
                                                                 OF        EXERCISE
                                                               OPTIONS      PRICE
                                                              ---------    --------
Granted.....................................................  1,502,540     $3.04
Assumed in IMHI purchase....................................  1,444,363      1.45
Exercised...................................................    (53,496)     0.52
Forfeited...................................................    (80,099)     2.50
                                                              ---------
Outstanding at December 31, 1996............................  2,813,308     $2.29
                                                              =========

     The following table summarizes information about options outstanding at December 31, 1996:

                                                       OPTIONS OUTSTANDING
                                             ---------------------------------------    OPTIONS EXERCISABLE
                                                              WEIGHTED                 ----------------------
                                                              AVERAGE       WEIGHTED                 WEIGHTED
RANGE OF                                                     REMAINING      AVERAGE                  AVERAGE
EXERCISE                                       NUMBER       CONTRACTUAL     EXERCISE     NUMBER      EXERCISE
PRICES                                       OUTSTANDING   LIFE IN YEARS     PRICE     EXERCISABLE    PRICE
--------                                     -----------   --------------   --------   -----------   --------
$0.37 -- $1.13.............................     834,067         5.4          $0.67        834,067     $0.67
 1.50 --  2.63.............................   1,139,241         9.5           1.95        721,950      1.63
 3.13 --  5.25.............................     840,000         9.9           4.36        365,000      3.21
                                              ---------                                 ---------
                                              2,813,308         8.4          $2.29      1,921,017     $1.51
                                              =========                                 =========

     Pro forma information regarding net loss and net loss per share is required by SFAS No. 123 as if the Company had accounted for employee stock option grants under the fair value method of SFAS No. 123. The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996: risk-free interest rates of 6%; no dividends; a volatility factor of the expected market price of the Company's common stock of 0.6; and a weighted-average expected life of the options of 3.5 years. In addition, options assumed in the purchase of IMHI have been included in the fair value estimates as if the options assumed were granted by the Company on the purchase date and using an

                         SIMIONE CENTRAL HOLDINGS, INC.

12.  SHAREHOLDERS' EQUITY -- (CONTINUED)

assumed exercise price of the value of IMHI shares issued in the acquisition. The weighted average fair value of options granted during 1996 was $0.90.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For the purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options' vesting periods. The Company's pro forma net loss and net loss per share for 1996 were $(17,492,350) and $(2.04), respectively.

STOCK PURCHASE WARRANTS

     At December 31, 1996, the Company had outstanding warrants to purchase shares of the Company's common stock as follows:

 COMMON        EXERCISE         EXPIRATION
 SHARES         PRICE              DATE
---------      --------      -----------------
1,000,000       $0.50        February 24, 2005
  155,038        3.11        October 8, 1999
   20,000        5.63               --
---------
1,175,038
=========

     All outstanding warrants are exercisable except for a warrant to purchase 155,038 shares, for which the number of exercisable shares may be reduced depending on the Company's closing stock price preceding April 9, 1997.

     During 1996, the Company issued, and the holder exercised, a warrant for the purchase of 22,021 shares of common stock at $1.58 per share.

13.  TRANSACTIONS WITH FORMER PARENT COMPANY

     The Company derived revenue from charges for the services provided to the home health care agencies owned by CHHC. The charges were recorded, for purposes of these consolidated financial statements, in an amount equal to the cost of the services being provided and therefore generated no operating profit. Revenues of $8,575,000, $9,077,000 and $12,051,000 were recognized in 1994,
1995, and 1996, respectively. In addition, CHHC charged the Company a management fee for services provided to the Company. These services include facilities management, legal, accounting, administrative, executive and office support during 1994 and 1995. During 1996, the services provided were limited to legal and executive. CHHC's charges are based on the allocated direct cost of the various services being provided. Management fees in the amount of $3,164,000, $3,594,000 and $432,000 were incurred in 1994, 1995, and 1996, respectively.
These arrangements terminated effective October 31, 1996.

     Prior to 1996, the Company was charged by CHHC for its share of self-insured medical and dental claims. The Company's share of expenses for this program was $146,000 in both 1994 and 1995.

                         SIMIONE CENTRAL HOLDINGS, INC.

14.  RELATED PARTY TRANSACTIONS

     The note receivable from officer outstanding at December 31, 1995 was payable on demand, bearing interest at the monthly federal short-term rate. The Company received full payment of the note in 1996.

     Gateway LLC, a company owned in part by a director of the Company, leases an office facility to the Company under the terms of an agreement, which expires January 1, 2001. Rent expense and related operating expenses paid to Gateway LLC by the Company were $82,000 in 1996. Future annual rental payments under this lease are $223,000 in 1997, $233,000 in 1998, $243,000 in 1999, and $254,000 in
2000.

     A major shareholder and executive officer of the Company, along with certain other shareholders, are shareholders of Healthfield, Inc.
("Healthfield"). The Company entered into a management services agreement with Healthfield in February 1994. Healthfield paid the Company approximately $2,287,000 and $1,913,000 in management fees during 1994 and 1995, respectively, for certain administrative and financial services rendered to Healthfield in accordance with the agreement. The management services agreement with Healthfield was terminated in December 1995.

     A major shareholder and executive officer along with certain other executive officers of the Company are shareholders of National Leasing, Inc. ("National"). During 1996, the Company entered into various three-year capital leases with National. Monthly payments to National under these lease agreements are $23,600 and totaled $70,000 in 1996.

     A shareholder of the Company owns a Company which leased computer equipment to the Company during 1996 under an operating lease which expired in December 1996. Total payments in 1996 related to this lease were approximately $497,000.

     A shareholder and executive officer of the Company is a partner in an entity that leases an office facility to the Company on a month-to-month basis for $10,800 per month. Rent expense and related operating expenses paid to this entity were $112,000 in 1996.

     The Company has consulting agreements with two entities in which certain directors of the Company have ownership interests. Aggregate monthly consulting fees paid to these two entities approximate $20,000 and totaled $59,000 in 1996.

15.  LICENSE AGREEMENTS

     Certain software applications of the Company's Shared Resource Solution incorporate software licensed from third parties. Under this license agreement, the Company is obligated to pay royalties based on the volume of transactions processed by the Company. Certain other agreements obligate the Company to pay royalties based on a fixed percentage of net collected revenues from sales of covered systems. In January 1996, the Company entered into an agreement with IBM Global Services ("IBM") under which the Company obtains data processing and network communication services. The agreement with IBM is for a ten year period expiring December 31, 2005, and requires the Company to pay fees based on the volume of transactions processed. The agreement requires minimum annual payments and is cancelable by the Company for a stated termination charge.

16.  SUBSEQUENT EVENTS

     On March 26, 1997, the Company's Board of Directors approved the Simione Central Holdings, Inc. Omnibus Equity-Based Incentive Plan (the "Incentive Plan") and the Simione Central Holdings, Inc. Non-Qualified Formula Stock Option Plan (the "Director Plan"), both of which are subject to shareholder approval. The Company has reserved 500,000 and 50,000 shares of common stock for future issuance under the Incentive Plan and Director Plan, respectively.

                         SIMIONE CENTRAL HOLDINGS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                       ADDITIONS
                                                        CHARGED      ADDITIONS
                                          BALANCE AT       TO         DUE TO                      BALANCE AT
                                          BEGINNING    COSTS AND    PURCHASE OF                     END OF
                                          OF PERIOD     EXPENSES      INFOMED     DEDUCTIONS(1)     PERIOD
                                          ----------   ----------   -----------   -------------   ----------
Year ended December 31, 1996
  Allowance for Doubtful Accounts.......   $13,600      $395,046     $780,701       $126,333      $1,063,014
                                           =======      ========     ========       ========      ==========
Year ended December 31, 1995
  Allowance for Doubtful Accounts.......   $    --      $ 13,600     $     --       $     --      $   13,600
                                           =======      ========     ========       ========      ==========
Year ended December 31, 1994
  Allowance for Doubtful Accounts.......   $    --      $     --     $     --       $     --      $       --
                                           =======      ========     ========       ========      ==========

---------------

(1) Write-offs of uncollectible accounts.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.1      --   Certificate of Incorporation of the Company (Incorporated by
               reference to Exhibit 3.1 to the Company's Registration
               Statement on Form S-4 (Registration Number 33-57150) as
               filed with the Securities and Exchange Commission)..........
 3.2      --   Amendment to the Certificate of Incorporation of the Company
               (Incorporated by reference to Exhibit 3.2 to the Company's
               Registration Statement on Statement S-4 (Registration Number
               33-57150) as filed with the Securities and Exchange
               Commission).................................................
 3.3      --   Bylaws of the Company (Incorporated by reference to Exhibit
               3.3 to the Company's Registration Statement on Form S-4
               (Registration Number 33-57150) as filed with the Securities and Exchange Commission). ..................................
 3.4      --   Amendment to the Bylaws of the Company......................
 3.5      --   Certificate of Ownership Merging Simione Central Holdings,
               Inc. into InfoMed Holdings, Inc.............................
 4.1      --   See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of
               the Company's Certificate of Incorporation and Bylaws
               governing the rights of holders of securities of the
               Company.....................................................
 4.2      --   Registration Rights Agreement dated October 7, 1996 by and among InfoMed Holdings, Inc., those shareholders of Simione
               Central Holding, Inc. appearing as signatories to the
               Registration Rights Agreement, and those shareholders of
               InfoMed Holdings, Inc. appearing as signatories to the
               Registration Rights Agreement (Incorporated by reference to
               Exhibit 10.1 of the Company's Current Report on Form 8-K
               dated October 8, 1996 filed with the Securities and Exchange
               Commission).................................................
 9.1      --   Form of Simione Central Holding, Inc., Shareholders Voting
               Agreement and Irrevocable Proxy dated March 5, 1996 by and among Howard B. Krone, William J. Simione, Jr., Gary
               Rasmussen, G. Blake Bremer, Katherine L. Wetherbee, A.
               Curtis Eade, James A. Tramonte, John Isett, Cindy Lumpkin,
               Douglas E. Caddell, Robert J. Simione, Kenneth L. Wall,
               Allen K. Seibert, III, Jerry Sevy, Larry Clark and Lori N.
               Siegel, Gary M. Bremer, Richard Parlontieri, and James R.
               Henderson...................................................
 9.2      --   Agreement dated as of October 7, 1996 by and among InfoMed
               Holdings, Inc., EGL Holdings, Inc., Mercury Asset Management
               plc, O'Donnell Davis, Inc., Barrett O'Donnell and certain
               other holders of the Class A Convertible Preferred Stock of
               InfoMed Holdings, Inc. (Incorporated by reference to Exhibit
               10.2 of the Company's Current Report on Form 8-K dated
               October 8, 1996 as filed with the Securities and Exchange
               Commission).................................................
10.1      --   Amended and Restated Agreement and Plan of Merger dated as of September 5, 1996 by and among InfoMed Holdings, Inc.,
               Simione Central Holding, Inc. and InfoSub, Inc.
               (Incorporated by reference to Exhibit 2.1 of the Company's
               Current Report on Form 8-K dated September 5, 1996 as filed with the Securities and Exchange Commission)................
10.2      --   InfoMed Holdings, Inc. Amended and Restated Share Warrant
               for the Purchase of Common Stock of InfoMed Holdings, Inc.
               dated October 5, 1996 between InfoMed Holdings, Inc. and
               O'Donnell Davis, Inc., Rowan Nominees Ltd., David O. Ellis,
               Richard V. Lawry, Salvatore A. Massaro, Murali Anantharaman,
               Kathleen E.J. Ellis, Jeremy Ellis, Karen Ellis, Gemma Ellis,
               Thomas M. Rogers, Jr., and Arnold Schumacher (Incorporated
               by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated October 8, 1996 as filed with the
               Securities and Exchange Commission).........................

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.3      --   Warrant to Purchase 100,000 shares of Class A Common Stock of Simione Central Holding, Inc., dated April 12, 1996
               between Simione Central Holding, Inc. and Home Health First, a Texas Not-for-Profit corporation..........................
10.4      --   Common Stock Warrant of InfoMed Holdings, Inc. dated October
               8, 1996 between Jefferies & Company, Inc. and InfoMed
               Holdings, Inc...............................................
10.5      --   Settlement Agreement, dated February 28, 1995, between
               InfoMed Holdings, Inc. and Frederick Neufeld (Incorporated
               by reference to Exhibit 5.5 of the Company's Current Report on Form 8-K dated March 7, 1995 as filed with the Securities and Exchange Commission)....................................
10.6      --   Form of Simione Central Holding, Inc. 1996 Incentive Stock
               Option Agreement dated September 4, 1996 by and between
               Simione Central Holding, Inc. and each of James R.
               Henderson, William J. Simione, Jr., Robert Simione,
               Katherine Wetherbee, Sheldon Berman, Betty Gordon, William
               J. Simione, III, J. Blake Bremer, Craig Luigart, Kenneth L.
               Wald, Marty Cavaiani, Lori Ferrero, Douglas E. Caddell, Andy
               Anello and A. Curtis Eade...................................
10.7      --   Form of 1996 Non Qualified Stock Option Agreement dated
               September 4, 1996 between Simione Central Holding, Inc. and each of Gary M. Bremer, James A. Tramonte, Gary W.
               Rasmussen, Don VanderBeke and Lori N. Siegel................
10.8      --   Form of Stock Option Agreement dated October 7, 1996 between
               InfoMed Holdings, Inc., and Reid Horovitz, Zola Horovitz,
               O'Donnell Davis, Inc., EGL Holdings, Inc., David O. Ellis,
               Erin Dosdourian, Rodger Johnson, Richard V. Lawry, Salvatore
               A. Massaro and Murali Anantharaman..........................
10.9      --   1994 Incentive Stock Option and Non-Qualified Stock Option
               Plan (Incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1994 as filed with the
               Securities and Exchange Commission).........................
10.10     --   Simione Central Holdings, Inc. Profit Sharing Plan dated
               October 31, 1996, as amended................................
10.11     --   Simione Central Holdings, Inc. Section 125 Plan effective
               date January 1, 1997 sponsored by the Company...............
10.12     --   Headquarters at Gateway Lake Lease Agreement dated January
               1, 1996 by and between Gateway LLC and InfoMed Holdings,
               Inc. (Incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1996 as filed with the
               Securities and Exchange Commission).........................
10.13     --   Sublease dated November 22, 1996 between Environmental
               Design International, Ltd. and Simione Central, Inc.........
10.14     --   Consent and Estoppel Certificate and Assignment dated
               October 29, 1996 between Resurgens Plaza South Associates,
               L.P., Simione Central, Inc. and Central Health Services,
               Inc.........................................................
10.15     --   Executive Employment Agreement dated December 10, 1996
               between InfoMed Holdings, Inc. and Gary M. Bremer...........
10.16     --   Executive Employment Agreement dated January 1, 1996 between
               Simione Central, Inc. and William J. Simione, Jr............
10.17     --   Agreement dated October 4, 1996 by and between InfoMed
               Holdings, Inc. and EGL Holdings, Inc........................
10.18     --   Information Systems Management Agreement dated January 4,
               1996 between Integrated Systems Solutions Corporation and
               Central Health Management Services, Inc.....................

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.19     --   Micronetics Design Corporation Value Added Reseller
               Agreement Renewal dated July 10, 1996 between Micronetics
               Design Corporation and the Company. ........................
10.20     --   Master Software License Agreement Number 96-2283 dated
               October 31, 1996 by and between Software 2000, Inc. and
               Simione Central Holding, Inc................................
10.21     --   Guaranty Agreement dated October 31, 1996 by Simione
               Central, Inc. in favor of HCA, Inc..........................
10.22     --   Lease Agreement dated March 18, 1996 between National
               Leasing, Inc. and Simione Central, Inc......................
10.23     --   IBM Vendor Marketing Programs Cooperative Services Marketing
               Agreement dated December 16, 1996 between IBM Corporation
               and Simione Central Holding, Inc. ..........................
11.1      --   Statement re: computation of per share earnings.............
16.1      --   Letter re change in Certifying Accountant (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on
               Form 8-K dated January 27, 1997 filed with the Securities
               and Exchange Commission)....................................
21.1      --   Subsidiaries of the Company.................................
23.1      --   Consent of Ernst & Young LLP................................
27.1      --   Financial Data Schedule (for SEC use only)..................