Form 10-Q
period 1997-03-31
SIMIONE CENTRAL HOLDINGS INC
filed 1997-05-15
CIK 896157

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                      ------------------------------------


    (Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                   For the period ended March 31, 1997

                                OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934


              For the transition period from       to

                        Commission File Number: 0-22162
                      ------------------------------------
                         SIMIONE CENTRAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

   DELAWARE                                    22-3209241
   (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)              Identification No.)

   6600 POWERS FERRY ROAD                      30339
   ATLANTA, GEORGIA                            (zip code)
   (Address of principal
   executive offices)

                                 (770) 644-6500
                      ------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
                      ------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:



                                          Outstanding at
         Class                            April 30, 1997
         Common Stock, $.001 par value    12,022,234 shares

                         SIMIONE CENTRAL HOLDINGS, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - December 31, 1996 and March 31, 1997 (unaudited).

          Consolidated Statements of Operations - Three Months Ended March 31, 1996 and 1997 (unaudited).

          Consolidated Statements of Shareholders' Equity - For the Three Months Ended March 31, 1997 (unaudited).

          Consolidated Statements of Cash Flows - Three Months Ended March 31, 1996 and 1997 (unaudited).

          Notes to Consolidated Financial Statements - March 31, 1997
          (unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          SIGNATURES

                        SIMIONE CENTRAL HOLDINGS, INC.

                         CONSOLIDATED BALANCE SHEETS

                                                                               December 31,      March 31,
                                                                                    1996           1997
                                                                               ------------    ------------
                                                                                        (unaudited)
                                        ASSETS
 Current assets:
        Cash and cash equivalents                                              $  3,384,728    $  2,532,923
        Restricted cash                                                                  --       1,000,000
        Accounts receivable, net of allowance for doubtful
          accounts of $1,063,014 and $1,114,937, respectively                     5,651,415       6,842,444
        Prepaid expenses and other current assets                                   870,729         583,636
                                                                               ------------    ------------
          Total current assets                                                    9,906,872      10,959,003

Purchased software, furniture and equipment, net                                  1,867,996       1,787,101
Intangible assets, net                                                            5,922,755       5,679,334
Restricted cash at December 31, 1996 and other assets                             1,078,056         107,069
                                                                               ------------    ------------
          Total assets                                                         $ 18,775,679    $ 18,532,507
                                                                               ============    ============


                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Lines of credit                                                        $         --    $  2,500,000
        Accounts payable                                                          3,199,353       2,167,231
        Accrued compensation expense                                                666,650         944,821
        Accrued liabilities                                                       3,251,636       2,920,426
        Customer deposits                                                         1,679,565       1,548,295
        Unearned revenues                                                         2,006,044       2,374,496
        Current portion of capital lease obligations                                306,466         301,651
                                                                               ------------    ------------
          Total current liabilities                                              11,109,714      12,756,920

Notes payable and capital lease obligations, less current portion                 2,986,267         406,214

Commitments and contingencies

Shareholders' equity:
        Preferred stock, $.001 par value; 10,000,000 shares authorized;
          none issued or outstanding                                                     --              --
        Common stock, 20,000,000 $.001 par shares authorized;
          11,904,333 and 11,972,234 shares issued and outstanding,
          respectively                                                               11,904          11,972
        Additional paid-in capital                                               23,210,098      23,256,571
        Stock subscription receivable                                              (850,000)       (850,000)
        Accumulated deficit                                                     (17,692,304)    (17,049,170)
                                                                               ------------    ------------
          Total shareholders' equity                                              4,679,698       5,369,373
                                                                               ------------    ------------

          Total liabilities and shareholders' equity                           $ 18,775,679    $ 18,532,507
                                                                               ============    ============


           See notes to consolidated financial statements (unaudited)

                        SIMIONE CENTRAL HOLDINGS, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three Months Ended March 31,
                                                 -----------------------------
                                                     1996            1997
                                                 -----------      ------------
                                                          (unaudited)
Net revenues:
    Information services                         $ 3,361,878      $  4,700,969
    Systems                                             --             981,473
    Support and consulting services                1,804,225         5,745,479
                                                 -----------      ------------
        Total net revenues                         5,166,103        11,427,921

Costs and expenses:
    Cost of information services                   1,812,488         3,066,551
    Cost of systems                                     --             343,443
    Cost of support and consulting services        1,406,838         2,068,597
    Selling, general and administrative            1,137,794         3,293,405
    Research and development                       1,113,840         1,539,478
    Amortization and depreciation                    104,535           424,472
                                                 -----------      ------------
        Total costs and expenses                   5,575,495        10,735,946
                                                 -----------      ------------
    Income (loss) from operations                   (409,392)          691,975

Other income (expense):
    Interest expense                                  (3,900)          (76,753)
    Interest and other income                         18,491            27,912
                                                 -----------      ------------
Net income (loss)                                $  (394,801)     $    643,134
                                                 ===========      ============

Net income (loss) per share                      $     (0.06)     $       0.04
                                                 ===========      ============

Weighted average common and
    common equivalent shares                       6,568,363        14,727,515
                                                 ===========      ============



           See notes to consolidated financial statements (unaudited)

                        SIMIONE CENTRAL HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Three Months Ended March 31, 1997
                                  (unaudited)


                                                        Additional     Stock
                                              Common      Paid-in    Subscription  Accumulated
                                   Shares      Stock      Capital     Receivable      Deficit
                                 ----------   -------   -----------   ---------    ------------
Balance at December 31, 1996     11,904,333   $11,904   $23,210,098   $(850,000)   $(17,692,304)

Issuance of 67,901 shares of
$.001 par value common stock
from exercise of stock options       67,901        68        46,473        --              --

Net income                             --        --            --          --           643,134
                                 ----------   -------   -----------   ---------    ------------

Balance at March 31, 1997        11,972,234   $11,972   $23,256,571   $(850,000)   $(17,049,170)
                                 ==========   =======   ===========   =========    ============



           See notes to consolidated financial statements (unaudited)

                        SIMIONE CENTRAL HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       Three Months Ended March 31,
                                                                       --------------------------
                                                                           1996           1997
                                                                       -----------    -----------
                                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $  (394,801)   $   643,134

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH USED IN OPERATING ACTIVITIES:
   Provision for doubtful accounts                                          15,104        269,748
   Amortization and depreciation                                           104,535        424,472
   Loss on sale of assets                                                     --            1,734

Changes in assets and liabilities:
   Accounts receivable                                                  (2,082,473)    (1,434,085)
   Prepaid expenses and other current assets                              (144,855)       287,093
   Other assets                                                               --          (29,013)
   Accounts payable                                                      1,121,639     (1,032,122)
   Accrued compensation expense                                            289,045        278,171
   Accrued liabilities                                                      46,080       (302,508)
   Customer deposits                                                          --         (131,270)
   Unearned revenues                                                       199,706        368,452
                                                                       -----------    -----------
        Net cash used in operating activities                             (846,020)      (656,194)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of consulting division of Simione & Simione                    (2,000,000)          --
Purchase of software, furniture and equipment                              (11,504)      (130,225)
Increase in restricted cash                                             (1,000,000)          --
Purchase of intangible assets                                              (44,124)          --
                                                                       -----------    -----------
        Net cash used in investing activities                           (3,055,628)      (130,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from former parent company                          4,000,000           --
Proceeds from notes payable                                                625,000            200
Cash expenses for issuance of common stock                                  (5,548)          --
Advances from former parent company                                         12,121           --
Principal payments on capital lease obligations                               --          (83,425)
Payments of related party notes                                               --          (28,702)
Proceeds from exercise of stock options and warrants                          --           46,541
                                                                       -----------    -----------
        Net cash provided by (used in) financing activities              4,631,573        (65,386)
                                                                       -----------    -----------
        Net (decrease) increase in cash and cash equivalents               729,925       (851,805)

Cash and cash equivalents, beginning of period                             323,023      3,384,728
                                                                       -----------    -----------

Cash and cash equivalents, end of period                               $ 1,052,948    $ 2,532,923
                                                                       ===========    ===========

Supplemental disclosure of non-cash investing activities
   Software, furniture and equipment obtained through capital leases   $      --      $    12,180



           See notes to consolidated financial statements (unaudited)

                         SIMIONE CENTRAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1996, appearing in the Company's Annual Report on Form 10-K.

On October 8, 1996, InfoMed Holdings, Inc. ("IMHI") and Central Health Management Services, Inc. ("CHMS") merged in a transaction accounted for as a reverse acquisition for financial reporting purposes. In connection with the acquisition, IMHI issued 7,916,712 shares of its common stock in exchange for all the outstanding common stock of CHMS, and thereby, the former shareholders of CHMS acquired control of IMHI. As a result, CHMS is considered the acquiring company; hence, the historical financial statements of CHMS became the historical financial statements of IMHI and include the results of operations of IMHI only from the effective acquisition date. On December 19, 1996, IMHI changed its name to Simione Central Holdings, Inc. (the "Company").


DESCRIPTION OF BUSINESS

The Company is a leading provider of integrated systems and services designed to enable home health care providers to more effectively operate their businesses and compete in a managed care environment. The Company offers two systems which provide a core platform of software applications and can also incorporate specialized selected modules to enable customers to generate and utilize comprehensive financial, operational and clinical information. The Company's Shared Resource Solution offers customers an outsourcing opportunity which incorporates the Company's proprietary NAHC IS system software. Under this arrangement, the Company operates a data center which stores customer data and allows them real-time, secure access through a wide area communications network. The Company's In-House Solution, STAT 2, offers similar functionality, but is licensed to customers for use on their own computer systems. In addition to these two system solutions, the Company's home health care consulting services assist providers in addressing the challenges of reducing costs, maintaining quality, streamlining operations and re-engineering organizational structures. The Company also provides comprehensive agency support services which include administrative, billing and collection, training, reimbursement and financial management services, among others.

                         SIMIONE CENTRAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)





NOTE 2 - ACQUISITION

On October 8, 1996, IMHI merged with CHMS. In connection with the merger, each issued and outstanding share of CHMS common stock was converted into and exchanged for the right to receive .22021 shares of IMHI common stock as of the effective date. All share amounts have been retroactively restated giving effect to the .22021 exchange ratio of CHMS shares for IMHI shares.

The merger was accounted for as a reverse acquisition for financial reporting purposes. CHMS is considered the acquiring company; hence, the historical financial statements of CHMS became the historical financial statements of IMHI and include the results of operations of IMHI only from the effective acquisition date. CHMS had been on a December 31 fiscal year end, and therefore, the fiscal year end of IMHI was changed from June 30 to December 31.

Unaudited pro forma information giving effect to the acquisition as if it took place on January 1, 1996 follows:


                                   Three Months Ended March 31, 1996
                                   ---------------------------------
Net revenues                                $  8,135,000
Net loss                                    $(12,883,000)

Net loss per share                          $      (1.23)

Weighted average common shares                10,465,066

The 1996 pro forma net loss includes pro forma adjustments for a $12,574,000 charge to operations for purchased in-process research and development costs, and a net charge of $149,000 for additional amortization expense related to the allocation of purchase price to intangible assets and for decreased depreciation expense related to a reduction in value of fixed assets acquired. This pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisition had been effective on the date indicated.

                         SIMIONE CENTRAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)





NOTE 3 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

At March 31, 1997, a wholly-owned subsidiary of the Company has line of credit agreements with a bank which provide for aggregate borrowing of $2,500,000 and, as renewed, expire on January 17, 1998. Borrowings of $1,000,000 under these agreements bear interest at 8.72% and borrowings of $1,500,000 bear interest at the bank's prime rate. Borrowings under these agreements aggregated $2,500,000 at March 31, 1997, and are secured by a certificate of deposit of $1,000,000, the subsidiary's accounts receivable, and certain other assets. Additionally, borrowings under these agreements aggregating $1,500,000 are personally guaranteed by a major shareholder and executive officer of the Company.

As a result of the January 17, 1998 expiration date on the line of credit agreements, the line of credit agreements and the related certificate of deposit were presented as long-term liabilities and a long-term asset at December 31, 1996 and as current liabilities and a current asset at March 31, 1997.

The Company has lease agreements with a related party (see Note 7) for certain office and computer equipment and furniture with approximate aggregate cost and net book value of $669,000 and $552,000, respectively, as of March 31, 1997. Additionally, the Company has other equipment under capital leases with approximate aggregate cost and net book value of $139,000 and $104,000, respectively, at March 31, 1997. Amortization of these assets is included in the Company's depreciation expense and amounted to approximately $71,000 for the three months ended March 31, 1997.


NOTE 4 - INCOME TAXES

At December 31, 1996, the Company had approximately $5,975,000 of net operating losses ("NOL") for income tax purposes available to offset future taxable income. Such losses expire $3,159,000 in 2010 and $2,816,000 in 2011 and may be subject to certain limitations for changes in ownership. For the three months ended March 31, 1997, the Company has applied a portion of this NOL against income tax expense for financial reporting purposes. A valuation allowance reducing net deferred tax assets recognized to zero has been recorded based on management's assessment that it is not "more likely than not" that the assets are realizable as of March 31, 1997.

                         SIMIONE CENTRAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)





NOTE 5 - SHAREHOLDERS' EQUITY

On March 26, 1997, the Company's Board of Directors approved the Omnibus Equity-Based Incentive Plan (the "Incentive Plan") and the 1997 Non-Qualified Formula Stock Option Plan (the "Director Plan"), both of which are subject to shareholder approval. The Company has reserved 500,000 and 50,000 shares of common stock for future issuance under the Incentive Plan and Director Plan, respectively.

In addition, the Company has established two stock option plans, the 1994 Incentive Stock Option and Non-Qualified Stock Option Plan (the "1994 Plan") and the 1996 Stock Option Plan (the "1996 Plan"), under which the Company is authorized to grant options to purchase an aggregate of 1,257,008 shares of common stock. Options granted under these plans must have an exercise price not less than the fair market value at the date of grant. In addition to options granted under the 1994 Plan and 1996 Plan, the Company has granted non-plan options to certain related parties. Such non-plan options were granted with exercise prices equal to fair market value on the date of grant.

A summary of the Company's stock option activity for the three months ended March 31, 1997 follows:


                                                  WEIGHTED
                                    NUMBER        AVERAGE
                                      OF          EXERCISE
                                    OPTIONS        PRICE
                                  ------------------------
Outstanding at December 31, 1996    2,813,308      $2.29

Granted                               154,000       5.87
Exercised                             (67,901)      0.69
                                  -----------
Outstanding at March 31, 1997       2,899,407      $2.53
                                  ===========

The following table summarizes information about options outstanding at March 31, 1997:


              OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
---------------------------------------------------  -----------------------
                            WEIGHTED
                             AVERAGE      WEIGHTED                 WEIGHTED
  RANGE OF                  REMAINING     AVERAGE                  AVERAGE
  EXERCISE      NUMBER     CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
   PRICES     OUTSTANDING  LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
------------  -----------  ------------  ----------  -----------  ----------
$0.37-$ 1.13      774,166      4.8       $0.69        774,166     $  0.69
 1.50 - 2.63    1,131,241      8.7        1.95        713,950        1.63
 3.13 - 7.00      994,000      8.6        4.63        365,000        3.31
              -----------                           ---------
                2,899,407      7.7       $2.53      1,853,116     $  1.57
              ===========                           =========

                         SIMIONE CENTRAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)



NOTE 5 - SHAREHOLDERS' EQUITY (CONTINUED)

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123 as if the Company had accounted for employee stock option grants under the fair value method of SFAS No. 123. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 1997: risk-free interest rates of 6%; no dividends; a volatility factor of the expected market price of the Company's common stock of 0.6; and a weighted-average expected life of the options of 5 years. In addition, options assumed in the purchase of IMHI have been included in the fair value estimates as if the options assumed were granted by the Company on the purchase date and using an assumed exercise price of the value of IMHI shares issued in the acquisition. The weighted average fair value of options granted during the three months ended March 31, 1996 and 1997 was $0.36 and $3.35, respectively.

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

For the purposes of SFAS No. 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (loss) for SFAS No. 123 purposes for the three months ended March 31, 1996 and 1997 was approximately $(600,000) and $500,000, respectively. The Company's pro forma net income (loss) per share for SFAS No. 123 purposes for the three months ended March 31, 1996 and 1997 was $(0.09) and $0.04, respectively.

At March 31, 1997, the Company had outstanding warrants to purchase shares of the Company's common stock as follows:


 COMMON       EXERCISE     EXPIRATION
 SHARES        PRICE          DATE
---------------------------------------
1,000,000     $0.50      February 24, 2005
  155,038      3.11      October 8, 1999
   20,000      5.63             -
---------
1,175,038
=========

All outstanding warrants are exercisable. On April 9, 1997, the warrant to purchase 155,038 shares was reduced to 103,358 shares.

At March 31, 1997, the Company has reserved 4,616,212 shares of common stock for future issuance upon exercise of warrants and options to purchase common stock.

                         SIMIONE CENTRAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)



NOTE 6 - MAJOR CUSTOMERS AND TRANSACTIONS WITH FORMER PARENT COMPANY

For the three months ended March 31, 1997, affiliates of the Columbia/HCA Healthcare Corporation accounted for approximately 53.8% of the Company's total net revenue and for 31.4% of net accounts receivable at March 31, 1997.

Through October 31, 1996, the Company derived revenue from charges for the services provided to the home health care agencies wholly-owned by the Company's former parent, Central Health Holding Company, Inc. ("CHHC"). The charges were recorded, for purposes of these consolidated financial statements, in an amount equal to the cost of the services being provided and therefore generated no operating profit. Cost-based revenues from CHHC of $3,562,000, or 69.0% of total net revenues, were recognized for the three months ended March 31, 1996. In addition, CHHC charged the Company a management fee for certain services provided to the Company based on the allocated direct cost of the various services provided. Management fees in the amount of $58,000 were incurred for the three months ended March 31, 1996.


NOTE 7 - RELATED PARTY TRANSACTIONS

Gateway LLC, a company owned in part by a member of the Company's Board of Directors, leases an office facility to the Company under the terms of an agreement, which expires January 1, 2001. Rent expense and related operating expenses paid to Gateway LLC were $84,000 for the three months ended
March 31, 1997.

A major shareholder and executive officer along with certain other executive officers of the Company are shareholders of National Leasing, Inc. ("National"). The Company has entered into various three-year capital leases for furniture and equipment with National. Total payments to National under these lease agreements were $78,000 for the three months ended March
31, 1997.

A shareholder and executive officer of the Company is a partner in an entity that leases an office facility to the Company on a month-to-month basis for $6,500 per month through April 1996 and $10,800 per month thereafter. Rent expense and related operating expenses paid to this entity were $19,000 and $32,000 for the three months ended March 31, 1996 and 1997, respectively.

The Company has consulting agreements with two entities in which certain directors of the Company have ownership interests. Aggregate monthly consulting fees paid to these two entities were approximately $50,000 for the three months ended March 31, 1997.

                         SIMIONE CENTRAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)





NOTE 8 - RECENTLY ADOPTED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued a new accounting pronouncement, SFAS No. 128, "Earnings per Share", which will change the current method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share" amounts, as defined. SFAS No. 128 will be effective for the Company's quarter and year ending December 31, 1997, and upon adoption, all prior-period earnings per share data presented shall be restated to conform with the provisions of the new pronouncement. Application earlier than the Company's quarter ending December 31, 1997 is not permitted. The restated basic and diluted earnings or loss per share to be reported upon adoption of SFAS No. 128 will not differ from amounts reported under existing accounting rules for all periods reported by the Company through December 31, 1996. The Company has not evaluated the impact of SFAS No. 128, if any, on the amounts reported as of March 31, 1996. The Company has not evaluated the impact of SFAS No. 128, if any, on the amounts reported as of March 31, 1997.


NOTE 9 - SUBSEQUENT EVENTS

On April 21, 1997, the Company filed a Registration Statement with the Securities and Exchange Commission on Form S-1. In conjunction with the Registration Statement, the Company has proposed a one-for-two reverse stock split of the Company's outstanding common stock which is subject to shareholder approval and would be effected on the date of the effectiveness of the Registration Statement. The Company is proposing in the Registration
Statement to offer for sale 1,950,000 (post-reverse split) shares of its common stock and which would also provide for the sale of 850,000 (post-reverse split) shares owned by a shareholder. The Company will not receive any of the proceeds from the sale of shares by the selling shareholder.

Except for the share amounts mentioned in the preceding paragraph, all share and per share amounts included in these financial statements have not been restated to reflect the proposed reverse stock split for the periods presented.

In addition, on May 1, 1997, the Company redeemed its $1 million certificate of deposit to pay the borrowings outstanding under its $1 million line of credit. The line of credit was secured by the certificate of deposit which was reported as restricted cash.

                         SIMIONE CENTRAL HOLDINGS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and are subject to the safe harbor created by such sections. When used in this report, the words "believe", "anticipate", "estimate", "expect", and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. When appropriate, certain factors that could cause results to differ materially from those projected in the forward-looking statements are enumerated. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

OVERVIEW

The Company is a leading provider of integrated systems and services designed to enable home health care providers to more effectively operate their businesses and compete in a managed care environment. The Company offers two systems which provide a core platform of software applications and can also incorporate selected specialized modules to enable customers to generate and utilize comprehensive financial, operational and clinical information. The Company's Shared Resource Solution offers customers an outsourcing opportunity which incorporates the Company's proprietary NAHC IS system software. Under this arrangement, the Company operates a data center which stores customer data and allows them real-time, secure access through a wide area communications network. The Company's In-House Solution, STAT 2, offers similar functionality, but is licensed to customers for use on their own computer systems. In addition to these two systems solutions, the Company's home health care consulting services assist providers in addressing the challenges of reducing costs, maintaining quality, streamlining operations and re-engineering organizational structures. The Company also provides comprehensive agency support services which include administrative, billing and collection, training, reimbursement, and financial management services, among others.

The Company enters into multi-year contracts (generally 3 to 5 years) with its customers in connection with its Shared Resource Solution and its provision of agency support services. In general, these contracts provide for the payment of monthly fees based on the number of billed home care visits made by the customers. Revenues derived under these contracts are recognized monthly as the related services are rendered and typically range from several hundred thousand dollars to several million dollars per year. The loss of any of these contracts could have a material adverse impact on the Company's business, financial position and results of operations.

The Company sells its In-House Solution, STAT 2, pursuant to non-exclusive license agreements which provide for the payment of a one-time license fee. In accordance with SOP 91-1, these revenues are recognized when products are delivered and collectibility of fees is probable, provided that no significant obligations remain under the contract. Revenues derived from the sale of software products requiring significant modification or customization are recognized based upon the percentage of completion method. The price of the Company's In-House Solution varies depending on the number of software modules licensed and the number of users accessing the system and can range from thirty thousand dollars to a few million dollars. The Company generally requires payment of a deposit upon the signing of a customer order as well as certain additional payments prior to delivery. As a result, the Company's balance sheet reflects significant customer deposits.

                         SIMIONE CENTRAL HOLDINGS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW (CONTINUED)

Third party software and computer hardware revenues are recognized when the related products are shipped. Software support agreements are generally renewable for one year periods, and revenue derived from such agreements is recognized ratably over the period of the agreements. The Company has historically maintained high renewal rates with respect to its software support agreements. The Company charges for software implementation, training and technical consulting services as well as management consulting services on an hourly or daily basis. The price of such services varies depending on the level and expertise of the related professionals. The revenues are recognized as the related services are performed.

The Company typically experiences long sales cycles for information systems and agency support services, which may extend up to one year. In addition, the implementation period related to its information systems can range from three months to one year.

The Company defines recurring revenues as revenues derived under multi-year contracts in addition to annual software support agreements. These revenues were approximately $400,000, or 8.5% of total net revenues, for the three months ended March 31, 1996, and $8.1 million, or 70.6% of total net revenues, for the three months ended March 31, 1997.

For the three months ended March 31, 1996, 69.0% of the Company's total net revenues were derived from contracts with home health care agencies wholly-owned by the Company's former parent, Central Health Holding Company, Inc. ("CHHC"). These contracts were terminated October 31, 1996, in connection with the sale of CHHC to Columbia/HCA Healthcare Corporation ("Columbia/HCA"). Revenues derived from these contracts were recorded in an amount equal to the costs of the services provided, and, as a result, the Company recognized no operating profit under these contracts. Subsequent to the sale of CHHC to Columbia/HCA, affiliates of Columbia/HCA entered into multi-year contracts with the Company to provide its Shared Resource Solution as well as agency support services to certain of the home health care agencies formerly owned by CHHC. The Company believes that its current contracts with the Columbia/HCA affiliates were negotiated on an arms-length basis. The historical results of operations attributable to the terminated CHHC contracts may not therefore be indicative of future results of operations. For the three months ended March 31, 1997, the Company derived 53.8% of its total net revenues from affiliates of Columbia/HCA. The loss of any of the Columbia/HCA contracts could have a material adverse impact on the Company's business, financial position and results of operations.

The Company believes that continued development and enhancement of its software systems is critical to its future success, and anticipates that the total amount of research and development expense will continue to increase, but should decrease as a percentage of total net revenues as the Company grows its revenues. Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. As of March 31, 1997, the Company's capitalized computer software development costs were approximately $38,000.

                         SIMIONE CENTRAL HOLDINGS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



BACKLOG

The Company had backlog associated with its In-House Solution of approximately $4.8 million on March 31, 1997. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees and professional services. The length of time required to complete an implementation depends on many factors outside the control of the Company, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete the implementation process. As a result, the Company may be unable to predict accurately the amount of revenue it will recognize in any period and therefore can make no assurances that the amounts in backlog will be recognized in the next twelve months.

The Company enters into multi-year contracts with its customers in connection with its Shared Resource Solution. In general, these contracts provide for the payment of monthly fees based on the number of billed home care visits made by the customer. Accordingly, the Company does not maintain a backlog with respect to its Shared Resource Solution.

RESULTS OF OPERATIONS

Net Revenues. Total net revenues for the three months ended March 31, 1997 increased $6.3 million, or 121.2%, to $11.4 million as compared to the three months ended March 31, 1996. This increase includes $3.2 million attributable to the business acquired in the InfoMed Holdings, Inc. ("IMHI") acquisition which was completed in October 1996, $5.8 million from new contracts with affiliates of Columbia/HCA and a decrease of $3.6 million resulting from the termination of contracts with home health care agencies wholly-owned by CHHC.

Net revenues from information services include revenues from the Company's Shared Resource Solution, software support, implementation, training, and technical consulting services. These revenues increased $1.3 million, or 39.8%, to $4.7 million for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase includes $2.2 million attributable to the business acquired in the IMHI acquisition, $1.6 million in new contracts with affiliates of Columbia/HCA, approximately $400,000 attributable to other new customers, and a decrease of $3.1 million resulting from the termination of contracts with CHHC.

Net revenues from system sales of $1 million for the three months ended March 31, 1997 were comprised of revenue from software licenses and computer hardware sales and were attributable entirely to the business acquired in the IMHI acquisition.

Net revenues from support and consulting services include revenues from management consulting and agency support services. These revenues increased $3.9 million, or 218.4%, to $5.7 million for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase includes $4.2 million in new contracts with affiliates of Columbia/HCA, approximately $400,000 in increased management consulting revenues, and a decrease of approximately $500,000 resulting from the termination of contracts with CHHC.

                         SIMIONE CENTRAL HOLDINGS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS (CONTINUED)

Cost of Revenues. Total costs of revenues increased $2.3 million, or 70.2%, to $5.5 million for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The increase includes $1 million in costs attributable to the business acquired in the IMHI acquisition and the remainder primarily relates to increases in personnel. As a percentage of total net revenues, total costs of revenues decreased to 47.9% for the three months ended March 31, 1997 from 62.3% for the three months ended March 31, 1996. This reduction as a percentage of total net revenues is principally due to the higher margins related to the business acquired in the IMHI acquisition, and increased margins on business derived from new customers.

Cost of information services increased $1.3 million, or 69.2%, to $3.1 million for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This dollar increase includes approximately $700,000 in costs attributable to the business acquired in the IMHI acquisition and approximately $500,000 in costs due to increases in both implementation and training personnel to support new business. As a percentage of information services revenues, these costs increased to 65.2% for the three months ended March 31, 1997 from 53.9% for the three months ended March 31, 1996, primarily due to termination of contracts with CHHC.

Cost of system sales was approximately $300,000 for the three months ended March 31, 1997 and was attributable entirely to the business acquired in the IMHI acquisition. Such costs relate principally to third party software and equipment.

Cost of support and consulting services increased approximately $700,000, or 47.0%, to $2.1 million for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase in cost relates to additional personnel required to support new contracts. As a percentage of support and consulting services revenue, these costs decreased to 36.0% for the three months ended March 31, 1997 from 78.0% for the three months ended March 31, 1996. The reduction in costs as a percentage of support and consulting services revenue principally results from increased margins on business derived from new customers.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended March 31, 1997 increased $2.2 million to $3.3 million as compared to the three months ended March 31, 1996. This increase includes $1.2 million in costs attributable to the business acquired in the IMHI acquisition and the remainder principally relates to increased administrative personnel to support growth. As a percentage of total net revenues, selling, general and administrative expenses were 28.8% for the three months ended March 31, 1997 compared with 22.0% for the three months ended March 31, 1996. The Company believes that selling, general and administrative expenses should decrease as a percentage of total net revenues assuming that the Company's revenues continue to increase.

Research and Development Expenses. Research and development expenses increased approximately $400,000, or 38.2%, to $1.5 million for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. The increase is principally attributable to the business acquired in the IMHI acquisition. As a percentage of total net revenues, these expenses decreased to 13.5% for the three months ended March 31, 1997, from 21.6% for the three months ended March 31, 1996. This percentage decrease reflects the increase in total net revenues compared to a relatively constant level of dollar expenses. The Company anticipates that the total dollar amount of research and development expense will continue to increase although such expenses should not increase as a percentage of total net revenues assuming that the Company's revenues continue to increase.

Amortization and Depreciation. Total depreciation and amortization expense for the three months ended March 31, 1997 increased by approximately $300,000 to approximately $400,000 as compared to the three months ended March 31, 1996. This increase includes approximately $200,000 of amortization expense related to the $4.2 million of intangible assets recorded in the IMHI acquisition, and the remainder relates to increased depreciation expense.

                         SIMIONE CENTRAL HOLDINGS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Other Income (Expense). Interest expense for the three months ended March 31, 1997 and 1996 relates to borrowings under the Company's line of credit agreements. Interest and other income for the three months ended March 31, 1997 and 1996 consists principally of interest income related to the Company's short-term cash and restricted cash investments.

Income Taxes. At December 31, 1996, the Company had net operating losses ("NOL") carryforwards for federal and state income tax purposes of $6.0 million, which expire at various dates through 2011, if not utilized. The Company also has research and development and alternative minimum tax credits ("tax credits") of approximately $96,000 available to reduce future income tax liabilities. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL and tax credit carryforwards may be limited as to their utilization in any year. The Company has concluded that it is more likely than not that these NOLs and tax credit carryforwards will not be utilized based on a weighing of evidence at March 31, 1997, and as a result, a 100% deferred tax valuation allowance has been recorded against these assets. Approximately $500,000 of the total deferred tax asset relates to the IMHI acquisition and, if and when realized, will result in a credit to intangible assets recorded in the acquisition. For the three months ended March 31, 1997, the Company has applied a portion of the NOL against income tax expense for financial reporting purposes.


LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1997, the Company's cash and cash equivalents decreased by approximately $900,000. The decrease was primarily due to an increase in net accounts receivable of $1.2 million, a decrease in accounts payable, accrued compensation expense and accrued liabilities of $1.1 million, which were offset by increased operating cash flows of $1.0 million.

The Company had a working capital deficit of $1.8 million at March 31, 1997. Working capital was negatively impacted by a net of $1.5 million as a result of reclassifying from long-term to current the amounts outstanding under the Company's line of credit agreements and related restricted cash. Additionally, the working capital deficit includes $1.5 million of customer deposits and $2.4 million of unearned income which will not require cash payment by the Company.

The Company believes that its available cash, cash equivalents and cash to be generated from its future results of operations will be sufficient to meet the Company's operating requirements, assuming no change in the operation of the Company's business, for at least the next twelve months. While the Company continually evaluates potential acquisitions, the Company has no present agreements or commitments with respect to any acquisitions, nor are negotiations regarding any acquisitions currently ongoing.


NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued a new accounting pronouncement, SFAS No. 128, "Earnings per Share," which will change the current method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share" amounts, as defined. SFAS No. 128 will be effective for the Company's quarter and year ending December 31, 1997, and, upon adoption, all prior period earnings per share data presented shall be restated to conform with the provisions of the new pronouncement. Application earlier than the Company's quarter ending December 31, 1997, is not permitted. The restated basic and diluted earnings or loss per share to be reported upon adoption of SFAS No. 128 will not differ from amounts reported under existing accounting rules for all periods reported by the Company through December 31, 1996. The Company has not evaluated the impact of SFAS No. 128, if any, on the amounts reported as of March 31, 1997.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        Neither the Company nor any of its subsidiaries is currently a party to nor is any of their property the subject of any legal proceedings which would be material to the business or financial condition of the Company on a consolidated basis.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities
        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

        The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

        Exhibit No.                Description

                3.1 Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-4 (Registration Number 33-57150) as filed with the Securities and Exchange Commission).
                3.2 Amendment to the Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4 (Registration Number 33-57150) as filed with the Securities and Exchange Commission).
                3.3     Amended and Restated Bylaws of the Company
                3.4 Certificate of Ownership Merging Simione Central Holdings, Inc. into InfoMed Holdings, Inc. (Incorporated by reference to Exhibit 3.5 of the Company's Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission).
               10.1 Simione Central Holdings, Inc. Section 125 Plan effective date January 1, 1997 sponsored by the Company (Incorporated by reference to Exhibit 10.11 of the Company's Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission).
               10.2 Simione Central Holdings, Inc. Omnibus Equity-based Incentive Plan (Incorporated by reference to Exhibit
                        10.17 of the Company's Registration Statement on Form S-1 (Registered Number 333-25551) as filed with the Securities and Exchange Commission).
               10.3 Simione Central Holdings, Inc. 1997 Nonqualified Formula Stock Option Plan (Incorporated by reference to
                        Exhibit 10.18 of the Company's Registration Statement on Form S-1 (Registration Number 333-25551) as filed with the Securities and Exchange Commission).
               11.1     Computation of Earnings per Share.
               27.1     Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K:

                The Company filed a Current Report on Form 8-K, dated January 27, 1997, announcing that Company had appointed Ernst & Young LLP as the Company's independent accountants for the fiscal year ended December 31, 1996 and replaced Arthur Andersen LLP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SIMIONE CENTRAL HOLDINGS, INC.

Dated: May 15, 1997                  By: /s/ James R. Henderson
                                         ----------------------
                                     JAMES R. HENDERSON
                                     Chief Executive Officer and President


Dated: May 15, 1997                  By: /s/ Lori N. Siegel
                                         ----------------------
                                     LORI N. SIEGEL
                                     Chief Financial Officer