Form 10-K/A
period 1996-12-31
SIMIONE CENTRAL HOLDINGS INC
filed 1997-05-30
CIK 896157

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     Aggregate market value of the voting stock held by non-affiliates of the Registrant, computed using the average of the closing bid and ask prices as quoted on the OTC Bulletin Board for the Registrant's common stock, $.001 par value (the "Common Stock"), on March 7, 1997: $21,294,454.


     There were 11,972,234 shares of Common Stock outstanding at March 7, 1997.


     Documents incorporated by reference in this Form 10-K: None.
================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   12
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   12

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   12
Item 6.   Selected Consolidated Financial Data........................   13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   14
Item 8.   Financial Statements and Supplementary Data.................   21
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   21

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   22
Item 11.  Executive Compensation......................................   24
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   32
Item 13.  Certain Relationships and Related Transactions..............   33

                                  PART IV
Item 14.  Exhibits, Financial Statements, Financial Statement
          Schedules and Reports on Form 8-K...........................   36
          Index to Consolidated Financial Statements..................  F-1

                                     PART I

ITEM 1.  BUSINESS

HISTORY

     Central Health Management Services, Inc. ("CHMS") was incorporated in September 1991 as a wholly-owned subsidiary of Central Health Holding Company, Inc. ("CHHC"), a home health care provider, to provide information and management support services to home health care providers. Central Health Services, Inc. ("CHS"), also a wholly-owned subsidiary of CHHC, provided similar services to home health care agencies owned by CHHC. On January 1, 1996, CHHC transferred to CHMS at book value the assets and employees related to CHS's information and certain clinical and financial support services. Accordingly, the consolidated financial statements contained herein give effect to the reorganization of these entities under common control and reflect the combined operating results of CHMS and the transferred CHS operations. On January 17, 1996, CHHC completed a pro-rata distribution of the outstanding common stock of CHMS to the stockholders of CHHC. On January 18, 1996, CHMS amended its articles of incorporation to change its name to Simione Central Holding, Inc. For purposes hereof, however, Simione Central Holding, Inc. will continue to be referred to herein as CHMS.

     Subsequent to the distribution, CHMS began to actively pursue a strategy designed to enhance and expand the business solutions it could offer to home health care providers. In January 1996, CHMS acquired the home health care consulting division of Simione & Simione, CPAs ("Simione & Simione"), a provider of consulting services to the home health care industry with significant expertise in strategic planning, Medicare compliance and operational re-engineering. On October 8, 1996, CHMS and InfoMed Holdings, Inc. ("IMHI"), a publicly traded provider of information solutions for home health care providers, merged in a transaction that was accounted for as a reverse acquisition for financial reporting purposes (the "IMHI Acquisition"). In connection with the IMHI Acquisition, IMHI issued approximately 7.9 million shares of its common stock in exchange for all the outstanding common stock of CHMS, and the former stockholders of CHMS thereby acquired control of IMHI. As a result, CHMS is considered the acquiring company, and the historical financial statements of CHMS became the historical financial statements of IMHI and include the results of operations of IMHI only from the effective date of the IMHI Acquisition. However, under the rules and regulations of the Securities and Exchange Commission (the "Commission"), IMHI is deemed to continue as the registrant for purposes of filing periodic reports with the Commission.

     Prior to the IMHI Acquisition, shares of IMHI common stock traded on the OTC Bulletin Board under the symbol "IMHI." Effective December 19, 1996, IMHI changed its name to Simione Central Holdings, Inc. (the "Company") and changed its stock symbol to "SCHI" effective December 24, 1996.

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

     The Company has recently introduced the following four new products: (i) MAPPScan, a point-of-care product for its Shared Resource Solution, which uses scanning technology to collect outcomes data by encounter and over an entire episode of care using a consistent methodology;
(ii) STAT 2 Medical Records, a point-of-care product for its In-House Solution, which is designed to improve productivity by using handheld units to process patient information from the point-of-care; (iii) STATScan, a Windows-based imaging system, which scans and stores paper forms into a customer's STAT 2 system; and (iv) InfoMed's TELTime, an interactive voice response system, which records visit, mileage, payroll and billing data from field staff using telephones in place of computers.

     During 1996, the Company had over 500 customers nationwide, including hospital-based companies, large and small free-standing home health care providers, alternate-site care organizations, integrated delivery systems and government-managed organizations. The Company's customers include Columbia/HCA Healthcare Corporation ("Columbia/HCA"), Tenet Healthcare Corporation ("Tenet"), Home Health First, a Texas not-for-profit corporation whose members include Baylor Health Care System, Presbyterian Healthcare Home Health Services and The Visiting Nurse Association of Texas ("Home Health First"), Mercy Health Services, a Michigan not-for-profit corporation ("Mercy"), and Advocate Health System ("Advocate").

INDUSTRY OVERVIEW

     Home health care is one of the fastest growing segments of the health care industry, with total estimated expenditures having increased to approximately $35 billion in 1995, from approximately $13 billion in 1990. The increasing importance of home health care has principally been a result of significant economic pressures within the health care industry. In recent years, U.S. health care expenditures have increased rapidly and exceeded $1 trillion in 1995. In response to these escalating expenditures, payors, such as Medicare and managed care organizations, have applied increasing pressure on physicians, hospitals and other providers to contain costs. This pressure has led to the growth of lower cost alternate-site care, such as home health care, and to reduced hospital admissions and lengths of stay. In addition, home health care has grown rapidly as a result of advances in medical technology, which have facilitated the delivery of services in alternate sites, demographic trends, such as an aging population, and preferences among patients to receive health care in their homes.

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

     As a result of consolidation and measures to address ongoing cost pressures, home health care providers will increasingly require enhanced management expertise, specialized industry knowledge and standardized financial, operational and clinical information in order to compete. The Company believes that many existing home health care information systems are inadequate to address the changing needs of home health care providers. Generally, these systems were designed to generate patient billing information and cost reports for Medicare reimbursement, and, as a result, may be unable to provide the detailed information required for meaningful business analyses.

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

STRATEGY

     The Company's objective is to enhance its position as a leading provider of solutions to the home health care industry. Principal elements of the Company's strategy include:

        - Leverage Existing Customer Base. The Company currently has a base of over 500 customers nationwide. The Company believes that a significant opportunity exists to cross-sell its existing systems and services as well as introduce new systems and enhancements.

        - Generate Recurring Revenue. The Company generates recurring revenue through a combination of annually renewable maintenance agreements and multi-year service contracts. These sources of revenue collectively accounted for 29% of the Company's net revenues in 1996. The Company also attempts to maximize recurring revenue opportunities through a combination of periodic system enhancements and comprehensive customer service.

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

SYSTEMS AND SERVICES

     The Company provides a comprehensive set of solutions for home health care providers through a broad range of systems and services, including: (i) two information systems, consisting of its Shared Resource Solution and its In-House Solution; (ii) software support services; (iii) comprehensive agency support services; and (iv) consulting services. These systems and services are designed to address the evolving strategic, financial, operational and clinical needs of home health care providers as illustrated below:

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

     In-House Solution. For customers who have already made, or are planning to make, an investment in a data center, information systems personnel, and either remote site connection equipment or a wide area communications network, the Company offers its In-House Solution, STAT 2. STAT 2 is licensed to customers for use on their own computer system and allows them to manage their financial, operational and clinical data. Similar to the NAHC IS system, the STAT 2 system allows a customer to exchange clinical and financial information with external systems in either a real-time or batch mode through interface engine technology or customized interfaces. Customers obtain non-exclusive licenses of STAT 2 system software modules for a license fee and contract for annual maintenance and support services. The STAT 2 system can be loaded on a customer's existing customer hardware or on new hardware ordered by the Company on behalf of the customer for installed delivery. License fees are determined by the number of software modules licensed and by the number of users accessing the system and can range from thirty thousand dollars to a few million dollars.

     Functionality Migration. The Company currently has efforts underway to migrate the functionality of certain unique applications for accessibility under either solution. These efforts include migration of (i) MAPP and occurrence tracking capabilities to the STAT 2 system, and (ii) hospice, IV Therapy, DME, imaging and telephony capabilities to the NAHC IS system.

  NEW PRODUCTS

     MAPP. The Company has recently introduced initial versions of its Managed Avenues of Patient Progress ("MAPP") point-of-care products. These products are separately licensed from the NAHC IS system and offer a means of documenting the provision of home health care services and patient outcomes. MAPP collects outcomes data by encounter and over an entire episode of care using a consistent methodology for data collection. MAPP incorporates HCFA data elements and utilizes pre-defined pathways, which may be expanded by the user and guide patient care delivery. The Company has developed a functional level of care model and over 80 clinical pathways related to specific medical diagnoses. MAPP will also generate cost data associated with clinical care, tracks outcomes variances and records patient satisfaction. MAPP's clinical functionality is based on home health care specific clinical knowledgeware developed through years of practical application and clinical research.

     The Company has recently introduced MAPPScan, a version of MAPP, which will use scanning technology to input clinical data. The Company will be releasing a beta version of MAPP Plus, which will utilize fully-automated front-end data collection via a mobile, pen-based computer and will have enhanced data analysis capabilities. The Company is currently developing a version of MAPP which would integrate directly with NAHC IS system software modules and provide users with a seamless interface. Also under development is a palmtop version of MAPP, which would significantly lower a customer's hardware costs.

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

     InfoMed's TELTime. InfoMed's TELTime is an interactive voice response system which records visit, mileage, payroll and billing data from field staff using telephones in place of computers. This data can be automatically exported into the STAT 2 system payroll and billing modules. InfoMed's TELTime is designed to provide users with a more cost effective way to record data and produce records, and can accelerate a customer's billing activities.

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

CUSTOMERS

     During 1996, the Company had over 500 customers nationwide, including hospital-based companies, large and small free-standing home health care providers, alternate-site care organizations, integrated delivery systems and government-managed organizations. The Company's customers include Columbia/HCA, Tenet,

Home Health First, Mercy and Advocate. The Company presently anticipates that Columbia/HCA will account for a substantial portion of the Company's consolidated net revenues for the current fiscal year. A significant number of the Columbia/HCA contracts provide that the pricing terms may be renegotiated in the event that HCFA replaces the current cost-based Medicare reimbursement system for home health care with PPS, providing for fix payments per episode of care. In addition, the Columbia/HCA contracts provide for a reduction in the payments to the Company in the event and to the extent that such payments are determined not to be a reimbursable cost under Medicare. Although the Company believes that such payments are reimbursable, certain components of such reimbursements have been subject to increasing scrutiny and there can be no assurance that payments under the Columbia/HCA contracts will not be subject to challenge. Except for Columbia/HCA, no other customer account is expected to account for 10% or more of the Company's consolidated net revenues during the year ending December 31, 1997. Some of the Company's representative customers include:

HOSPITAL-BASED                                 ALTERNATE-SITE
Columbia/HCA Healthcare Corporation            APRIA Health Care Group
Mercy Health Services                          Karmanos Cancer Institute
Mount Sinai Medical Center Home Health Agency  Massachusetts Easter Seal Society
Tenet Healthcare Corp.                         Valentine Services Company, Inc.
FREE STANDING FOR PROFIT                       INTEGRATED DELIVERY SYSTEMS
Associated Professional Home Health Care       Health Group of Alabama
Lifetime Medical Home Care                     Home Health First
Nurses Unlimited                               Sisters of Providence in Oregon
Shamrock VN and HHA Agency                     University of Penn Health Systems
FREE STANDING NOT-FOR-PROFIT                   GOVERNMENT-MANAGED
Advocate Health System                         Community Home Health Agency, Rochester, NY
VNA of Greater Philadelphia                    Orleans County Health Department, Milwaukee, WI
VNS of Greater Woonsocket                      Putnam County Health Department, Brewster, NY
VNA Health Care, Inc.                          South Carolina Department of Health, Columbia, SC

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

     Strategic Relationships. The Company has entered into a cooperative marketing agreement with IBM, whereby IBM health care marketing representatives will market and receive commissions related to the sales of the Company's systems. The Company believes that this relationship should provide additional opportunities focused primarily on the hospital and integrated delivery system marketplace. In addition, NAHC Plus, Inc., a wholly-owned for-profit subsidiary of the National Association for Home Care and Hospice ("NAHC"), has exclusively licensed its name to the Company for use in connection with the Company's NAHC IS system. The Company believes that this endorsement and the Company's relationship with NAHC Plus, Inc. should be beneficial to the Company in its marketing efforts as it provides a direct link to the home health care industry's main trade association and its members. The Company is also exploring other strategic alliances to broaden its sales and marketing activities.

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

     The Company enters into multi-year contracts with its customers in connection with its Shared Resource Solution. In general, these contracts provide for the payment of monthly fees based on the number of billed home care visits made by the customer. Accordingly, the Company does not maintain a backlog with respect to its Shared Resources Solution.

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

RESEARCH AND DEVELOPMENT

     The Company maintains a staff of approximately 70 programmers, systems analysts, quality assurance analysts and documentation specialists who monitor developments in the computer software and health care industries and who continuously work to enhance the Company's systems. The Company's research and development expenses were approximately $5.7, $2.9 and $2.2 million for the years ended 1996, 1995 and 1994, respectively. In addition, the Company incurred approximately $12.6 million of purchased in-process research and development expense in 1996 related to the IMHI Acquisition.

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

COMPETITION

     Competition in the market for home health care information systems and services is intense and is expected to increase. The Company believes that the primary factors affecting competition are system performance and reliability, customer support, service, system flexibility and ease of use, pricing, potential for providing enhancements, reputation and financial stability. The Company's competitors include other providers of home health care information systems and services, management companies and home health care consulting firms. Furthermore, other major health care information companies not presently offering home health care information systems, or major information system companies not currently in the health care industry, could develop the technology and enter the Company's markets. The Company believes its most significant competitors are Delta Health Systems (owned partially by Shared Medical Systems Corp.), Springfield Products Group (formerly known as Management Software, Inc. and owned by HBO & Company), Patient Care Technologies, Inc. (partially owned by Meditec), Home Care Information Systems, Inc. (recently acquired by Medic Computer Systems, Inc.), and the home health care management division of Olsten Corp. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. In addition, many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company. Many of the Company's competitors also currently have, or may develop or acquire, substantial installed customer bases in the home health care industry. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their systems and services than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

PROPRIETARY RIGHTS AND PRODUCT PROTECTION

     The Company has registered the service mark "InfoMed" and owns the copyrights on its STAT 2 system. The Company also has pending applications to register trademarks related to its MAPP product. The Company depends upon a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and various security measures to protect its proprietary rights. There can be no assurance that the legal protections afforded to the Company or the precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology. In addition, these protections do not prevent independent third-party development of functionally equivalent or superior technologies, systems or services, or the obtaining of a patent with respect to the Company's technology by third parties. Any infringement or misappropriation of the Company's proprietary software could have a material adverse effect on the Company. As the number of home health care software information systems increases and the functionality of these systems further overlap, health care information systems may increasingly become subject to infringement claims. Third parties have asserted trademark and patent infringement claims against the Company. Although there has been no litigation with respect to such claims, there can be no assurance that the Company will not be subject to litigation in the future or additional infringement claims. The Company believes that its current systems and products do not infringe on the patent or trademark rights of any third parties. There has, however, been substantial litigation and uncertainty regarding copyright, patent and other intellectual property rights involving computer software companies and there can be no assurance that the Company will prevail in any infringement litigation brought against it. Any claims or litigation, with or without merit, could be costly and could result in a diversion of management's attention which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such claims or litigation may require the Company to cease selling certain systems or products, obtain a license and/or pay damages, any of which could also have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION AND HEALTH CARE REFORM

     The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of home health care organizations. During the past several years, the United States health care industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates, and certain proposals to reform various aspects of the United States health care system have periodically been considered by Congress. These proposals may result in increased government involvement in home health care and otherwise change the operating environment for the Company's customers. Home health care organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments in the Company's systems and services. The Company cannot predict what impact, if any, such factors might have on its business, financial condition and results of operations.

     The confidentiality of patient records and the circumstances under which such records may be released for inclusion in databases maintained on the Company's systems are subject to substantial regulation by state governments and certain federal legislation governing specialized medical information and records. Although compliance with these laws and regulations is principally the responsibility of the hospital, physician or other home health care provider with access to the Company's information systems, regulations governing patient confidentiality rights are evolving rapidly. For example, the Health Insurance Portability and Accountability Act of 1996 includes provisions directing the Secretary of the Department of Health and Human Services to adopt standards governing the electronic transmission of data in connection with a number of transactions involving health information, including submission of health claims. These standards are to cover security measures and safeguards with respect to health information, as well as standardization of data, assignment of identifiers and authentication of electronic signatures. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of such information to implement additional security measures which may be difficult to implement and costly to the Company. There can be no assurance that changes to state or federal laws and regulations will not materially restrict the ability of home health care providers to submit information from patient records to the Company's systems or impose requirements which are incompatible with the Company's current systems.

     The United States Food and Drug Administration (the "FDA") is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act. Computer products are subject to regulation when they are used or are intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. Although the Company believes that its systems are not subject to FDA regulation, the FDA could determine in the future that predictive applications of the Company's systems could make them clinical decision tools subject to FDA regulation. Compliance with FDA regulations could be burdensome, time consuming and expensive. The Company also could become subject to future legislation and regulations concerning the manufacture and marketing of medical devices and health care information systems. These could increase the costs and time necessary to market new systems and could affect the Company in other respects not presently foreseeable. The Company cannot predict the effect of possible future legislation and regulation.

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

     The Company also leases approximately 20,291 square feet of office space in Pompano Beach, Florida pursuant to a lease that expires on December 31, 2000, and approximately 6,500 square feet of office space in Hamden, Connecticut pursuant to a month-to-month lease. The landlords of both of these offices are companies comprised of certain directors and related parties of the Company. See "Item 13. Certain Relationships and Related Transactions." In addition, the Company leases small offices in Westborough, Massachusetts and Pennington, New Jersey.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company has been traded on the OTC Bulletin Board under the symbol SCHI since December 24, 1996, and prior thereto traded on the OTC Bulletin Board under the symbol IMHI from December 21, 1995 to December 24, 1996. Prior to December 21, 1995, the Common Stock traded on the Nasdaq SmallCap Market under the symbol IMHI. As of March 7, 1997, the Common Stock was held by approximately 120 holders of record. The table below sets forth the reported quarterly high and low sales prices for the Common Stock on the Nasdaq SmallCap Market for the period January 1, 1995 to December 20, 1995, and the quarterly high and low bid prices for the Common Stock on the OTC Bulletin Board for the period December 21, 1995 to December 31, 1996, and also takes into account the change from the Nasdaq SmallCap Market to the OTC Bulletin Board. In addition, over-the-counter prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                                  1995                 1996
                                                            -----------------     ---------------
                                                             HIGH        LOW      HIGH       LOW
                                                            -------     -----     -----     -----
First Quarter.............................................  $ 2  5/8     $2        $1 3/4       3/4
Second Quarter............................................    2  5/8      1 1/2     3 1/4       7/8
Third Quarter.............................................    2  1/4        7/8     5 3/8     1 7/8
Fourth Quarter............................................    1 5/16      1         6 5/8     4

     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain future earnings, if any, for future growth and does not anticipate paying any cash dividends in the foreseeable future.

     On October 8, 1996, CHMS and IMHI merged in a transaction that was accounted for as a reverse acquisition for financial reporting purposes. In connection with the IMHI Acquisition, IMHI issued approximately 7.9 million shares of its common stock in exchange for all the outstanding common stock of CHMS, and the former stockholders of CHMS thereby acquired control of IMHI. The IMHI common stock issued in connection with the IMHI Acquisition was not registered with the Commission upon reliance on Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"). Accordingly, the IMHI common stock received in connection with the IMHI Acquisition is restricted stock and subject to Rule 144 under the Securities Act. IMHI stockholder approval was not required or obtained in connection with the IMHI Acquisition.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company. The selected consolidated financial data in the table as of and for the years ended December 31, 1993, 1994, 1995 and 1996 are derived from the audited consolidated financial statements of the Company. The selected consolidated financial data as of and for the year ended December 31, 1992 are derived from unaudited financial statements but, in the opinion of the Company's management, include all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the information in accordance with generally accepted accounting principles. The selected consolidated financial data as of and for the year ended December 31, 1996 includes the operating results of Simione & Simione acquired effective January 1, 1996 and IMHI for the period October 8, 1996 (the effective date of the IMHI Acquisition) to December 31, 1996. As of and for the years ended December 31, 1992, 1993, 1994 and 1995, the Company was a subsidiary of CHHC. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto of the Company included herein.

                                                           YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------
                                                1992        1993     1994      1995       1996
                                             -----------   ------   -------   -------   --------
                                             (UNAUDITED)
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues:
  Information services.....................    $  721      $1,891   $ 4,875   $ 5,387   $ 14,849
  Systems..................................        --          --        --        --        459
  Support and consulting services..........     1,704       3,317     7,235     7,835     10,687
                                               ------      ------   -------   -------   --------
          Total net revenues...............     2,425       5,208    12,110    13,222     25,995
Costs and expenses:
  Costs of information services............       596       1,343     2,492     2,630      8,258
  Costs of systems.........................        --          --        --        --        346
  Costs of support and consulting
     services..............................     1,366       2,985     5,202     5,524      6,094
  Selling, general and administrative......       262         810     2,959     3,095      7,037
  Research and development.................       125         276     2,165     2,929      5,677
  Amortization and depreciation............        --          --        --        --        785
  Purchased in-process research and
     development...........................        --          --        --        --     12,574
  Severance and other restructuring
     charges...............................        --          --        --        --      1,215
                                               ------      ------   -------   -------   --------
          Total costs and expenses.........     2,349       5,414    12,818    14,178     41,986
                                               ------      ------   -------   -------   --------
Income (loss) from operations..............        76        (206)     (708)     (956)   (15,991)
Other income (expense):
  Interest expense.........................        --          --        --        --       (115)
  Interest and other income................        --          --        --        --        207
                                               ------      ------   -------   -------   --------
          Net income (loss)................    $   76      $ (206)  $  (708)  $  (956)  $(15,899)
                                               ======      ======   =======   =======   ========
          Net income (loss) per share(1)...    $ 0.01      $(0.03)  $ (0.12)  $ (0.16)  $  (1.85)
                                               ======      ======   =======   =======   ========
Weighted average common shares(1)..........     5,990       5,990     5,990     5,990      8,576
                                               ======      ======   =======   =======   ========

                                                           YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------
                                                1992        1993     1994      1995       1996
                                             -----------   ------   -------   -------   --------
                                             (UNAUDITED)
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents................    $1,243      $2,620   $   463   $   323   $  3,385
  Working capital (deficit)................        77        (130)     (837)      189     (1,203)
  Total assets.............................     1,568       2,907     1,340     1,828     18,776
  Long-term obligations....................        --          --        --        --      2,986
  Shareholders' equity (deficit)...........        77        (130)     (837)      650      4,680

---------------

(1) The number of shares used to compute the net income or loss per share reflects the 5,989,712 shares issued in the reorganization of the Company on January 17, 1996. See Notes 1, 12 and 16 of the Notes to Consolidated Financial Statements of the Company.

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

HISTORY

     Central Health Management Services, Inc. ("CHMS") was incorporated in September 1991 as a wholly-owned subsidiary of Central Health Holding Company, Inc. ("CHHC"), a home health care provider, to provide information and management support services to home health care providers. Central Health Services, Inc. ("CHS"), also a wholly-owned subsidiary of CHHC, provided similar services to home health care agencies owned by CHHC. On January 1, 1996, CHHC transferred to CHMS at book value the assets and employees related to CHS's information and certain clinical and financial support services. Accordingly, the consolidated financial statements contained herein give effect to the reorganization of these entities under common control and reflect the combined operating results of CHMS and the transferred CHS operations. On January 17, 1996, CHHC completed a pro-rata distribution of the outstanding common stock of CHMS to the stockholders of CHHC. On January 18, 1996, CHMS amended its articles of incorporation to change its name to Simione Central Holding, Inc. For purposes hereof, however, Simione Central Holding, Inc. will continue to be referred to herein as CHMS.

     In January 1996, CHMS acquired all of the assets of the home health care consulting division of Simione & Simione, CPAs ("Simione & Simione") for $2 million in cash (the "Simione Acquisition"). The entire purchase price was allocated to goodwill and is being amortized over a ten year period. Simione & Simione provides consulting services to the home health care industry with significant expertise in strategic planning, Medicare compliance and operational re-engineering.

     On October 8, 1996, CHMS and InfoMed Holdings, Inc. ("IMHI"), a publicly traded provider of information solutions for home health care providers, merged in a transaction that was accounted for as a reverse acquisition for financial reporting purposes (the "IMHI Acquisition"). In connection with the IMHI Acquisition, IMHI issued approximately 7.9 million shares of its common stock in exchange for all the outstanding common stock of CHMS, and the former stockholders of CHMS thereby acquired control of IMHI. As a result, CHMS is considered the acquiring company, and the historical financial statements of CHMS became the historical financial statements of IMHI and include the results of operations of IMHI only from the effective date of the IMHI Acquisition. On December 19, 1996, IMHI changed its name to Simione Central Holdings, Inc. (the "Company"). The Company accounted for the acquisition using the purchase method. Accordingly, the $16.8 million purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values, with approximately $12.6 million allocated to purchased in-process research and development, which was written off as of the date of the IMHI Acquisition. In addition, approximately $4.2 million of the purchase price was allocated to certain identifiable intangible assets and will be amortized over the related assets' useful lives which range from 4 to 11 years.

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

OVERVIEW

     The Company is a leading provider of integrated systems and services designed to enable home health care providers to more effectively operate their businesses and compete in a managed care environment. The Company offers two systems which provide a core platform of software applications and can also incorporate specialized selected modules to enable customers to generate and utilize comprehensive financial, operational and clinical information. The Company's Shared Resource Solution offers customers an outsourcing opportunity which incorporates the Company's proprietary NAHC IS software. Under this arrangement, the Company operates a data center which stores customer data and allows them real-time, secure access through a wide area communications network. The Company's In-House Solution, STAT 2, offers similar functionality, but is licensed to customers for use on their own computer systems. In addition to these two system solutions, the Company's home health care consulting services assist providers in addressing the challenges of reducing costs, maintaining quality, streamlining operations and re-engineering organizational structures. The Company also provides comprehensive agency support services which include administrative, billing and collections, training, reimbursement and financial management services, among others. During 1996, the Company had over 500 customers nationwide.

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

     The Company defines recurring revenues as revenues derived under multi-year contracts in addition to annual software support agreements. These revenues were approximately $5.8 million, or 58% of total net revenues, for the three months ended December 31, 1996 and $7.4 million, or 29% of total net revenues, for the year ended December 31, 1996. The Company anticipates that recurring revenues may represent a greater portion of its total net revenues in the foreseeable future.

     For the years ended December 31, 1994 and 1995, and for the ten months ended October 31, 1996, 71%, 69% and 63%, respectively, of the Company's total net revenues were derived from contracts with home health care agencies wholly-owned by CHHC. These contracts were terminated October 31, 1996, in connection with the sale of CHHC to Columbia/HCA. Revenues derived from these contracts were recorded in an amount equal to the costs of the services provided, and, as a result, the Company recognized no operating profit under these contracts. Subsequent to the sale of CHHC to Columbia/HCA, affiliates of Columbia/HCA entered into multi-year contracts with the Company to provide its Shared Resource Solution as well as agency support services to certain of the home health care agencies formerly owned by CHHC. The Company believes that its current contracts with the Columbia/HCA affiliates were negotiated on an arms-length basis. The historical results of operations attributable to the terminated CHHC contracts may not therefore be indicative of future results of operations. For the three months ended December 31, 1996, the Company derived 39% of its total net revenues from contracts with affiliates of Columbia/HCA which were entered into on November 1, 1996. The loss of any of the Columbia/HCA contracts could have a material adverse impact on the Company's business, financial condition and results of operations.

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

BACKLOG

     The Company had backlog associated with its In-House Solution of approximately $4.9 million on December 31, 1996. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees and professional services. The length of time required to complete an implementation depends on many factors outside the control of the Company, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete the implementation process. As a result, the Company may be unable to predict accurately the amount of revenue it will recognize in any period and therefore can make no assurances that the amounts in backlog will be recognized in the next twelve months.

     The Company enters into multi-year contracts with its customers in connection with its Shared Resource Solution. In general, these contracts provide for the payment of monthly fees based on the number of billed home care visits made by the customer. Accordingly, the Company does not maintain a backlog with respect to its Shared Resources Solution.

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, certain items from the consolidated statements of operations expressed as a percentage of total net revenues. The Company's historical operating results are not necessarily indicative of the results for any future period.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1994     1995     1996
                                                              -----    -----    -----
PERCENTAGE OF NET REVENUES:
Net revenues:
  Information services......................................   40.3%    40.7%    57.1%
  Systems...................................................     --       --      1.8
  Support and consulting services...........................   59.7     59.3     41.1
                                                              -----    -----    -----
          Total net revenues................................  100.0    100.0    100.0
Costs and expenses:
  Costs of information services.............................   20.5     19.9     31.8
  Costs of systems..........................................     --       --      1.3
  Costs of support and consulting services..................   43.0     41.8     23.4
  Selling, general and administrative.......................   24.4     23.4     27.1
  Research and development..................................   17.9     22.1     21.8
  Amortization and depreciation.............................     --       --      3.0
  Purchased in-process research and development.............     --       --     48.4
  Severance and other restructuring charges.................     --       --      4.7
                                                              -----    -----    -----
          Total costs and expenses..........................  105.8    107.2    161.5
                                                              -----    -----    -----
Loss from operations........................................   (5.8)    (7.2)   (61.5)
Other income (expense):
  Interest expense..........................................     --       --     (0.5)
  Interest and other income.................................     --       --      0.8
                                                              -----    -----    -----
          Net loss..........................................   (5.8)%   (7.2)%  (61.2)%
                                                              =====    =====    =====

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

     Net Revenues. Total net revenues increased $12.8 million, or 97.0%, to $26.0 million in 1996 from $13.2 million in 1995. This increase in total net revenues includes $3.4 million attributable to the business acquired in the Simione Acquisition completed in January 1996, $2.4 million attributable to the business acquired in the IMHI Acquisition completed in October 1996, a net increase of $3.0 million in revenues from contracts with affiliates of CHHC, and the remaining increase principally attributable to revenues from new customers.

     Net revenues from information services include revenues from the Company's Shared Resource Solution, software support, implementation, training and technical consulting services. These revenues increased $9.4 million, or 174.1%, to $14.8 million in 1996 from $5.4 million in 1995. This increase includes $2.0 million attributable to the business acquired in the IMHI Acquisition, $5.4 million from contracts with affiliates of CHHC, and the remaining increase primarily attributable to revenues from new customers.

     Net revenues from system sales include revenues from software licenses and computer hardware sales. Net revenues from system sales were approximately $500,000 in 1996 and were attributable entirely to the business acquired in the IMHI Acquisition.

     Net revenues from support and consulting services include revenues from management consulting and agency support services. These revenues increased $2.9 million, or 37.2%, to $10.7 million in 1996 from $7.8 million in 1995. This increase includes $3.8 million in revenues from new and existing customers and $3.4 million attributable to the business acquired in the Simione Acquisition, offset by decreases of $2.4 million from agency support revenues from affiliates of CHHC, and $1.9 million in agency support revenues from Healthfield, Inc. See
Note 14 to Consolidated Financial Statements of the Company.

     Cost of Revenues. Total cost of revenues increased $6.5 million, or 79.3%, to $14.7 million in 1996 from $8.2 million in 1995. As a percentage of total net revenues, total cost of revenues decreased to 56.5% in 1996 from 61.7% in 1995. This dollar increase includes $2.4 million in costs attributable to the business acquired in the Simione Acquisition, approximately $800,000 in costs attributable to the business acquired in the IMHI Acquisition and the remaining increase primarily resulting from the increased cost of computer and communication technology.

     Cost of information services increased $5.7 million, or 219.2%, to $8.3 million in 1996 from $2.6 million in 1995. As a percentage of information services revenue, these costs increased to 55.6% in 1996 from 48.8% in 1995. The increase relates principally to an increase of $3.9 million in data center and communications network costs as the Company continued to maintain its own data center and communications network while simultaneously converting to a data center and communications network provided by IBM Global Services. As a result of the phase-out of its data center and communications network, the Company anticipates that the fixed cost component of these expenses should decrease as a percentage of related revenues in the future. This $3.9 million increase includes a one-time transition and conversion charge of approximately $900,000 associated with the IBM Global Services contract. Additionally, the increase in the cost of information services includes approximately $500,000 in costs attributable to the business acquired in the IMHI Acquisition.

     The cost of system sales was approximately $300,000 in 1996 and was attributable entirely to the business acquired in the IMHI Acquisition. Such costs relate principally to third party software and equipment.

     Cost of support and consulting services increased approximately $600,000, or 10.9%, to $6.1 million in 1996 from $5.5 million in 1995. As a percentage of support and consulting services revenues, these costs decreased to 57.0% in 1996 from 70.5% in 1995. The dollar increase in these costs includes $2.4 million associated with the business acquired in the Simione Acquisition, offset by a cost reduction of $1.8 million resulting from the termination of the agency support contract with Healthfield, Inc. The reduction as a percentage of support and consulting services revenues results from the reduction in revenues from contracts with CHHC and Healthfield, Inc. which were priced at the cost of services provided.

     Selling, General and Administrative. Selling, general and administrative expenses increased $3.9 million to $7.0 million in 1996 from $3.1 million in 1995. As a percentage of total net revenues, selling, general and administrative expenses were 27.1% in 1996 compared with 23.4% in 1995. These increases were attributable principally to approximately $1.1 million in costs related to the business acquired in the IMHI Acquisition and an increase of $1.2 million in sales and marketing costs primarily associated with the marketing rollout of the Company's Shared Resource Solution. The remaining increase relates to additional salary and benefit costs as well as administrative infrastructure costs associated with establishing the Company as a separate business entity from CHHC. As the Company continues to expand its sales and administrative infrastructure, the Company believes that selling, general and administrative expenses should remain constant or decrease as a percentage of net revenues.

     Research and Development. Research and development expenses increased $2.8 million to $5.7 million in 1996 from $2.9 million in 1995. As a percentage of total net revenues, research and development expenses remained relatively constant at 21.8% in 1996 and 22.1% in 1995. The dollar increase was attributable principally to $1.2 million in increased salary and benefit costs associated with the Company's software enhancement efforts and approximately $400,000 related to the business acquired in the IMHI Acquisition. The Company anticipates that the total dollar amount of research and development expense will continue to increase although such expenses should not increase as a percentage of total net revenues assuming that the Company's revenues continue to increase in the future.

     Amortization and Depreciation. Amortization and depreciation for 1996 includes approximately $200,000 attributable to the Simione Acquisition in January 1996, approximately $200,000, representing three months' amortization, attributable to the IMHI Acquisition in October 1996, and approximately $400,000 associated with the depreciation and amortization of purchased software, furniture, and equipment.

     Purchased In-Process Research and Development. In connection with the IMHI Acquisition, the purchase price of $16.8 million was allocated based on relative fair value of the assets acquired and liabilities assumed. Pursuant to a study conducted by an independent third party valuation firm, $12.6 million of the purchase price was allocated to purchased in-process research and development and, in accordance with generally accepted accounting principles, was charged to operations as it was not deemed to have reached technological feasibility and had no alternative future use. Subsequent to the IMHI Acquisition, the Company completed the development of certain in-process versions of software products, STATScan and InfoMed's TELTime, and has scheduled further enhancements to each of these products. Additionally, the Company has a two year plan for the development of graphical user interface/open system versions of its STAT 2 product offerings. It is anticipated that the Company will incur approximately $3-3.5 million of direct research and development expenses in connection with the completion of its development plans.

     Severance and Other Restructuring Charges. As a result of the change in focus of the Company's business from providing services to affiliates of CHHC, the Company incurred severance and certain other restructuring costs totalling $1.2 million in the fourth quarter of 1996. These expenses primarily relate to the severance of several key employees and costs to buyout a lease of equipment no longer useful to the Company.

     Other Income (Expense). Interest expense in 1996 of approximately $100,000 resulted from borrowings under the Company's line of credit agreements and capital lease obligations. Interest income of approximately $200,000 in 1996 resulted from interest earned on stock subscription receivables and cash balances.

     Income Taxes. The Company has not incurred or paid any income taxes since its inception. At December 31, 1996, the Company had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $6.0 million, which will expire at various dates through 2011, if not utilized. The Company also has research and development and alternative minimum tax credits ("tax credits") of approximately $96,000 available to reduce future income tax liabilities. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL and tax credit carryforwards may be limited as to their utilization in any year. The Company has concluded that it is more likely than not that these NOL and tax credit carryforwards will not be realized based on a weighing of available evidence at December 31, 1996, and as a result a 100% deferred tax valuation allowance has been recorded against these assets. Of the $2.0 million deferred tax asset at December 31, 1996, approximately $500,000 relates to the IMHI Acquisition and, if and when realized, will result in a credit to intangible assets recorded in the acquisition.

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

     Net Revenues. Total net revenues increased $1.1 million, or 9.1%, to $13.2 million in 1995 from $12.1 million in 1994. This increase was principally attributable to revenues from new customers.

     Net revenues from information services increased approximately $500,000, or 10.2%, to $5.4 million in 1995 from $4.9 million in 1994. Net revenues from support and consulting services increased approximately $600,000, or 8.3%, to $7.8 million in 1995 from $7.2 million in 1994.

     Cost of Revenues. Total cost of revenues increased approximately $500,000, or 6.5%, to $8.2 million in 1995 from $7.7 million in 1994. As a percentage of total net revenues, total cost of revenues decreased to 61.7% in 1995 from 63.5% in 1994. The dollar increase relates principally to increases in salary and benefits expenses.

     Selling, General and Administrative. Selling, general and administrative expenses increased approximately $100,000 to $3.1 million in 1995 from $3.0 million in 1994. As a percentage of total net revenues, selling, general and administrative expenses were 23.4% in 1995 compared with 24.4% in 1994.

     Research and Development. Research and development expenses increased approximately $700,000 to $2.9 million in 1995 from $2.2 million in 1994. As a percentage of total net revenues, research and development expenses were 22.1% in 1995 and 17.9% in 1994. The dollar increase is attributable principally to increased salary, benefit and contract programmer costs associated with the Company's software enhancement efforts.

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

                                                                               QUARTER ENDED
                                          ---------------------------------------------------------------------------------------
                                                       FISCAL YEAR 1995                             FISCAL YEAR 1996
                                          ------------------------------------------   ------------------------------------------
                                          MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                            1995       1995       1995        1995       1996       1996       1996        1996
                                          --------   --------   ---------   --------   --------   --------   ---------   --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues:
  Information services..................   $1,302     $1,198     $1,327      $1,560     $3,362     $3,302     $3,680     $  4,505
  Systems...............................       --         --         --          --         --         --         --          459
  Support and consulting services.......    1,894      1,742      1,931       2,268      1,804      2,045      1,839        4,999
                                           ------     ------     ------      ------     ------     ------     ------     --------
        Total net revenues..............    3,196      2,940      3,258       3,828      5,166      5,347      5,519        9,963
Costs and expenses:
  Costs of information services.........      589        556        637         847      1,812      1,792      1,954        2,700
  Cost of systems.......................       --         --         --          --         --         --         --          346
  Costs of support and consulting
    services............................    1,236      1,168      1,338       1,782      1,407      1,421      1,300        1,966
  Selling, general and administrative...      693        654        750         999      1,138      1,164      1,354        3,381
  Research and development..............      656        619        709         945      1,114      1,234      1,333        1,996
  Amortization and depreciation.........       --         --         --          --        104        128        130          423
  Purchased in-process research and
    development.........................       --         --         --          --         --         --         --       12,574
  Severance and other restructuring
    charges.............................       --         --         --          --         --         --         --        1,215
                                           ------     ------     ------      ------     ------     ------     ------     --------
        Total costs and expenses........    3,174      2,997      3,434       4,573      5,575      5,739      6,071       24,601
                                           ------     ------     ------      ------     ------     ------     ------     --------
Income (loss) from operations...........       22        (57)      (176)       (745)      (409)      (392)      (552)     (14,638)
Other income (expense):
  Interest expense......................       --         --         --          --         (4)       (21)       (27)         (63)
  Interest and other income.............       --         --         --          --         18         68         59           62
                                           ------     ------     ------      ------     ------     ------     ------     --------
Net income (loss).......................   $   22     $  (57)    $ (176)     $ (745)    $ (395)    $ (345)    $ (520)    $(14,639)
                                           ======     ======     ======      ======     ======     ======     ======     ========
Net income (loss) per share.............   $   --     $(0.01)    $(0.03)     $(0.12)    $(0.06)    $(0.04)    $(0.07)    $  (1.24)
                                           ======     ======     ======      ======     ======     ======     ======     ========
Weighted average common shares..........    5,990      5,990      5,990       5,990      6,568      7,919      7,919       11,852
                                           ======     ======     ======      ======     ======     ======     ======     ========

LIQUIDITY AND CAPITAL RESOURCES

     From its inception, the Company principally funded its operations through borrowings of $3.5 million from CHS. In November 1995, CHHC made a capital contribution of $2.4 million to the Company which was used to repay indebtedness to CHS. During 1996, the Company repaid $1.1 million remaining in borrowings from CHS.

     In January 1996, CHHC made a cash capital contribution of $4.0 million to the Company. Additionally, in March 1996, the Company issued common stock in the amount of $3.1 million of which $2.2 million had been collected as of December 31, 1996.

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

     The Company made capital expenditures (including capital leases) totaling approximately $400,000 and $1.3 million during 1995 and 1996, respectively. In January 1996, the Company completed the Simione Acquisition for $2.0 million in cash. In October 1996, the Company completed the IMHI Acquisition resulting in an increased cash balance of approximately $700,000.

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

     Arthur Andersen LLP's reports on IMHI's Financial Statements during the three years ended June 30, 1996 contained no adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     During the last three fiscal years ended June 30, 1996, there were no disagreements between IMHI and Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

     None of the "reportable events" described in Item 304(a)(1)(v) of Regulation S-K occurred with respect to IMHI during the last three fiscal years or in the subsequent interim period to the date hereof.

     During the last three fiscal years and subsequent interim period to the date hereof, the Company did not consult with Ernst & Young LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company, and their respective ages and positions, are as follows:

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

     RICHARD D. JACKSON has served as a director of the Company since December 1996. Mr. Jackson served as Vice Chairman of First Financial Management Corp., a financial services company, from January 1995 to August 1996 and as Chief Operating Officer and Senior Executive Vice President from June 1993 to December 1995. From 1990 through May 1993, he served as Vice Chairman and Chief Executive Officer of Georgia Federal Bank, Atlanta, Georgia. Mr. Jackson is currently a director of ANACOMP, Inc., a service provider to and manufacturer of micrographic machines and equipment, and of Schweitzer Mauduit International, Inc., a manufacturer of tobacco papers and wrappers.

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

     All directors are elected annually by the holders of Common Stock. Each director holds office until the next Annual Meeting of Stockholders and until his successor is elected and qualified or until his earlier resignation or removal.

BOARD COMMITTEES

     The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee reviews the Company's accounting practices and financial results, consults with and reviews the services provided by the Company's independent accountants and reviews and approves (with the concurrence of a majority of the disinterested directors of the Company) transactions, if any, with affiliated parties. The current members of the Audit Committee are Messrs. Anantharaman and O'Donnell. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all the executive officers of the Company, administers the Company's compensation and benefit plans, and reviews general policies relating to compensation and benefits of employees of the Company. The current members of the Compensation Committee are Messrs. Jackson and O'Donnell.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who beneficially own more than 10% of the Common Stock to file with the Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of such Common Stock. Directors, executive officers and greater than 10% beneficial owners are required by Commission rules to furnish the Company with copies of all such reports. To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations from the Company's directors and executive officers that no other reports were required, all
Section 16(a) filing requirements applicable to the Company's directors and executive officers were complied with during the year ended December 31, 1996, except that Mr. Richard D. Jackson, a director of the Company, inadvertently failed to timely file an initial statement of beneficial ownership of securities upon being elected to the Board of Directors in December 1996.

RECENT DEVELOPMENTS

     On May 21, 1997, Mr. James A. Gilbert was appointed as a director of the Company. Mr. Gilbert also serves as President, Chief Operating Officer, and as a director of IMNET Systems, Inc., a provider of electronic information and document management systems to the health care industry.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

     The following table sets forth all compensation paid by IMHI and the Company for the years ended December 31, 1996, 1995 and 1994 to the Chief Executive Officer and to certain other most highly compensated executive officers (together, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
                                                                        COMPENSATION
                                        ANNUAL COMPENSATION(1)      --------------------
                                      ---------------------------   NUMBER OF SECURITIES    ALL OTHER
         NAME AND PRINCIPAL                   SALARY      BONUS      UNDERLYING OPTION     COMPENSATION
              POSITION                YEAR     ($)         ($)           GRANTS(#)             ($)
         ------------------           ----   --------    --------   --------------------   ------------
Gary M. Bremer......................  1996   $340,000(2) $ 40,000         366,649            $  8,656(3)
  Chairman of the Board and           1995         --          --              --                  --
  Chief Executive Officer             1994         --          --              --                  --
Barrett C. O'Donnell................  1996         --          --         183,962             186,533(5)
  Former Chairman of the              1995         --          --          90,000             111,103(5)
  Board and Chief                     1994         --          --              --             120,170(5)
  Executive officer(4)
James R. Henderson..................  1996    225,000(2)       --         405,052                  --
  President                           1995         --          --              --                  --
                                      1994         --          --              --                  --
William J. Simione, Jr..............  1996    300,000(2)       --         121,115                  --
  Vice Chairman of the Board and      1995         --          --              --                  --
  Executive Vice President            1994         --          --              --                  --
Gary W. Rasmussen...................  1996    200,000(2)       --          49,547               4,344(3)
  Chief Operating Officer             1995         --          --              --                  --
                                      1994         --          --              --                  --
James A. Tramonte...................  1996    150,000(2)       --          49,547               3,794(3)
  General Counsel and                 1995         --          --              --                  --
  Secretary                           1994         --          --              --                  --
Jay Shevins.........................  1996    173,891          --              --               2,900(7)
  Former Senior                       1995    193,193       1,275              --                  --
  Vice President(6)                   1994    189,303         250          11,500               6,842(7)

---------------

(1) Does not include the value of perquisites and other personal benefits provided to the Named Executive Officers which in the aggregate did not exceed the lesser of $50,000 or 10% of such officer's salary and bonus.
(2) Represents the annualized salary the executive officer would have received had he joined the Company on January 1, 1996. Messrs. Bremer, Henderson, Simione, Rasmussen and Tramonte joined the Company on October 8, 1996. The annualized salary set forth herein is based on payments made by the registrant from October 8, 1996 until December 31, 1996.
(3) Represents life insurance and disability insurance premium payments.
(4) Mr. O'Donnell served as Chairman of the Board and Chief Executive Officer of IMHI until October 8, 1996.

(5) Represents amounts paid to ODD by IMHI and the Company for consulting and investment advisory services. Mr. O'Donnell is the Chairman of the Board, President and Chief Executive Officer and a 75% stockholder of ODD. See
    "-- Director Compensation."
(6) Mr. Shevins served as Senior Vice President of IMHI until October 8, 1996. Mr. Shevins continues to serve as Senior Vice President of InfoMed, Inc., a subsidiary of the Company.
(7) Represents reimbursements for certain medical expenses.

GRANTS OF STOCK OPTIONS

     The following table sets forth certain information with respect to individual grants of stock options by IMHI and the Company to the Named Executive Officers during the year ended December 31, 1996.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                            POTENTIAL
                                                                                           REALIZABLE
                                                                                            VALUE AT
                                                INDIVIDUAL GRANTS                            ASSUMED
                                --------------------------------------------------       ANNUAL RATES OF
                                 NUMBER OF     % OF TOTAL                                  STOCK PRICE
                                SECURITIES      OPTIONS                              APPRECIATION FOR OPTION
                                UNDERLYING     GRANTED TO    EXERCISE                        TERM(1)
                                  OPTIONS     EMPLOYEE IN     PRICE     EXPIRATION   -----------------------
NAME                            GRANTED(#)    FISCAL YEAR     ($/SH)       DATE        5%($)        10%($)
----                            -----------   ------------   --------   ----------   ----------   ----------
Gary M. Bremer................    330,315        18.09%       $ 1.58      1/18/06    $  328,219   $  831,771
                                   36,334         1.99          2.50      9/04/06        57,126      144,768
Barrett C. O'Donnell..........     50,000         2.74          3.50      8/28/06       110,057      278,905
                                  133,962         7.34         3.125      9/23/06       263,275      667,190
James R. Henderson............     55,052         3.02          2.50      9/04/06        86,555      219,347
                                  350,000        19.17          5.25     10/08/06     1,155,594    2,928,502
William J. Simione, Jr........     77,073         4.22          1.58      1/18/06        76,584      194,079
                                   44,042         2.41          2.50      9/04/06        69,244      175,479
Gary W. Rasmussen.............      5,505          .30          1.58      1/18/06         5,470       13,862
                                   44,042         2.41          2.50      9/04/06        69,244      175,479
James A. Tramonte.............      5,505          .30          1.58      1/18/06         5,470       13,862
                                   44,042         2.41          2.50      9/04/06        69,244      175,479
Jay Shevins...................         --           --            --           --            --           --

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

EMPLOYMENT AGREEMENTS

     The Company has an employment agreement with Mr. Gary M. Bremer, its Chairman of the Board and Chief Executive Officer. The agreement provides for an initial base salary of $329,000 and, commencing in 1997, an annual bonus of $70,000 if the Company achieves certain financial results. In addition, Mr. Bremer receives up to $46,000 per year for certain car, membership and insurance allowances. The agreement was signed on December 10, 1996 and has an initial three year term which will renew for additional one year terms unless terminated by either party. The agreement further provides that if Mr. Bremer is terminated for any reason other than for cause (as defined in the agreement), or if Mr. Bremer terminates the agreement for good reason (as defined in the agreement), he shall be entitled to the compensation remaining under the current term of the agreement. The agreement contains non-compete provisions restricting Mr. Bremer during the term of the agreement and for one year thereafter.

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

DIRECTOR COMPENSATION

     Directors who are officers of the Company receive no additional compensation for serving on the Board of Directors. Directors who are not officers of the Company, except Messrs. Murali Anantharaman and Barrett C. O'Donnell, receive fees of $1,000, $500 and $250 for each Board, Committee and telephone meeting, respectively, attended. All directors receive reimbursement for certain expenses in connection with attendance at Board and Committee meetings. Further, upon election to the Board of Directors, each outside director will be entitled to receive an option for 10,000 shares of Common Stock with the exercise price equal to the fair market value of the Common Stock on the date of the grant and vesting in three equal annual installments.

     The Company has a verbal consulting arrangement with ODD, a consulting and investment advisory services company, whereby ODD provides consulting services on general business operations and corporate investments and assistance with respect to merger or acquisition opportunities. Mr. O'Donnell, a director of the Company, is the Chairman of the Board, President and Chief Executive Officer and a 75% stockholder of ODD. Currently, ODD is paid $12,000 per month, plus expenses, for such services. The fees were determined by negotiation between the parties. The amounts paid to ODD by IMHI and the Company for consulting services totaled $157,064 and $43,749, respectively, including expenses, in the year ended December 31, 1996. See "Item. 13 Certain Relationships and Related Transactions."

     The Company has a consulting agreement with EGL, a venture capital firm, whereby EGL provides consulting services on general business operations and corporate investments including financial analysis, review of industry trends and assistance with respect to merger or acquisition opportunities. Mr. Anantharaman, a director of the Company, is a partner of EGL. The consulting agreement expires on June 30, 1999 and provides for a monthly consulting fee of $5,000, plus expenses. The fees were determined by negotiation between the parties. The amounts paid to EGL by IMHI and the Company under the consulting agreement totaled $49,346 and $15,000, respectively, including expenses, in the year ended December 31, 1996. See "Item. 13 Certain Relationships and Related Transactions."

     Prior to becoming a director of the Company, Mr. Richard D. Jackson was paid an aggregate of $11,000 for assistance with a series of strategic planning meetings during the summer of 1996. See "Item. 13 Certain Relationships and Related Transactions."

     For a description of certain options granted to certain directors of the Company, see "-- Grant of Stock Options." In addition to the option grants described in such section, options for an aggregate of 166,038 shares of Common Stock were granted to EGL by IMHI at an exercise price of $3.125 per share on September 23, 1996. Mr. Anantharaman, a director of the Company, is a partner of EGL. Additional options for 50,000 shares of Common Stock and 133,962 shares of Common Stock were granted to ODD by IMHI at an exercise price of $3.50 per share on August 28, 1996, and $3.125 per share on September 23, 1996, respectively. Mr. O'Donnell, a director of the Company, is the Chairman of the Board, President and Chief Executive Officer and a 75% stockholder of ODD.

STOCK OPTION PLANS

     1996 Stock Option Plan. The Company maintains the 1996 Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan provides for the grant of incentive stock options and non-qualified stock options to key employees, officers, directors, consultants and affiliates of the Company. The Board of Directors has reserved 1,057,008 shares of Common Stock for issuance pursuant to awards that may be made under the Stock Option Plan, subject to adjustment as provided therein. The number of shares of Common Stock associated with any forfeited option are added back to the number of shares that can be issued under the Stock Option Plan.

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

     The exercise price of an Option is established by the Compensation Committee. The exercise price of an incentive stock option may not be less than the fair market value of the Common Stock on the date of the grant (or less than 110% of the fair market value if the participant controls more than 10% of the voting power of the Company or a subsidiary). Non-qualified stock options may be made exercisable at a price equal to, less than or more than the fair market value of the Common Stock on the date that the Option is awarded. The

Compensation Committee may permit an Option exercise price to be paid in any form permitted in the agreement, including, but not limited to, cash or delivery of shares.

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

     The Stock Option Plan was effective on January 12, 1996 and will continue to be effective until ten years after the earlier of the effective date of the Stock Option Plan or the date the stockholders approved the Stock Option Plan, unless sooner terminated by the Board of Directors.

     If the number of shares of Common Stock are increased or reduced by a recapitalization, merger, consolidation, or similar capital adjustment, an appropriate adjustment will be made to the number of shares under the Stock Option Plan and subject to outstanding Options. In the event of a sale of substantially all of the shares of Common Stock or property of the Company or a merger, consolidation, dissolution, or liquidation of the Company, the Compensation Committee has the right to terminate the Options granted under the Stock Option Plan, to the extent provided in the applicable option agreement.

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

     1994 Plan. The Company maintains the 1994 Incentive Stock Option and Nonqualified Option Plan (the "1994 Plan"). The 1994 Plan authorizes the grant of options (the "Options") for up to 200,000 shares of Common Stock of the Company. The Company has registered the shares with the Commission on a Registration Statement on Form S-8. The number of shares of Common Stock associated with any forfeited Option are added back to the number of shares that can be issued under the 1994 Plan. Awards under the 1994 Plan are determined by the Compensation Committee. Key employees of the Company, its subsidiaries and affiliates are eligible to be granted options under the 1994 Plan.

     The 1994 Plan permits the Compensation Committee, in its discretion, to determine which employees of the Company will be granted an Option, the number of shares to be covered by each of the Options, and the time or times at which the Options will be granted. However, no employee may receive an Option to purchase more than 50,000 shares of Common Stock in a year. The 1994 Plan permits the Compensation Committee to grant incentive stock options and non-qualified stock options. The exercise price of an Option under the 1994 Plan will not be less than 100% of the fair market value of the Common Stock at the time of the grant of the Option. The exercise price of an incentive stock option for a participant who owns more than 10% of the combined voting power of all classes of stock of the Company or a subsidiary may not be less than 110% of the fair market value at the time the incentive stock option is granted.

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

     The 1994 Plan will terminate and an Option will not be granted under the 1994 Plan after the day that is ten years from the date the 1994 Plan was adopted. The Compensation Committee at any time may terminate, modify or amend the 1994 Plan; provided, however, that any amendment which changes (i) the maximum number of shares to which Options may be granted under the 1994 Plan,
(ii) the Option price other than to change the manner of determining the fair market value of the Common Stock, (iii) the provisions relating to the determination of employees to whom options will be granted and the number of shares covered by such options, and (iv) provisions relating to adjustments to be made upon changes in capitalization will be subject to stockholder approval. As of March 28, 1997, 198,800 options under the 1994 Plan have been granted.

PROFIT SHARING PLAN

     The Simione Central Holdings, Inc. Profit Sharing Plan (the "Profit Sharing Plan") is a frozen plan and currently covers only those employees of the Company who were participating in the Profit Sharing Plan as of November 1, 1996 and former employees of CHHC with balances under the Profit Sharing Plan. No other individuals are expected to become eligible participants in the Profit Sharing Plan after November 1, 1996. The Company has no current plans to make further contributions to the Profit Sharing Plan.

     If the participant's employment is terminated and the participant's account balance is $3,500 or less, payment of benefits will be made in a lump sum as soon as administratively practicable after the close of the plan year in which the termination occurs. A participant may elect to receive benefit payments in either cash or Common Stock. In general, the Profit Sharing Plan provides that participants may elect to receive distributions (i) commencing as soon as administratively feasible after the end of the plan year in which the employee terminates employment in cash paid in installments over five years, (ii) commencing at the end of the sixth year following termination, in a cash lump sum or cash installments over less than five years, or (iii) in Common Stock to the extent the participant's account is invested in Common Stock. CHHC employees participating in the Profit Sharing Plan as of the effective date of the CHHC disposition are entitled to distributions from the Profit Sharing Plan as if they terminated employment. As of March 28, 1997, the Profit Sharing Plan held 4,248,017 shares of Common Stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors is currently comprised of Messrs. Richard D. Jackson and Barrett C. O'Donnell. Mr. O'Donnell served as Chairman of the Board and Chief Executive Officer of IMHI from November 1994 to October 8, 1996. Mr. Jackson did not serve as an officer or employee of the Company or any of its subsidiaries during the year ended December 31, 1996. Except as set forth under "-- Director Compensation" and "Item 13. Certain Relationships and Related Transactions," there were no material transactions between the Company and any of the members of the Compensation Committee during the year ended December 31, 1996.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee consists entirely of non employee directors and determines the compensation paid to the Chief Executive Officer. The Committee also determines, along with the Chief Executive

Officer, all compensation paid to the other executive officers of the Company. The Compensation Committee believes that for the Company to be successful long-term and for it to increase stockholder value it must be able to hire, retain, adequately compensate and financially motivate talented and ambitious executives. The Compensation Committee attempts to reward executives for both individual achievement and overall Company success.

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

     Mr. Gary M. Bremer, the Company's Chairman of the Board and Chief Executive Officer, is paid a base salary of $329,000 pursuant to an employment agreement. See "-- Employment Agreements." The Compensation Committee also considers an annual bonus of $70,000 and stock option grants that can be awarded to Mr. Bremer. Additional compensation is based on a subjective analysis of the Company's performance and Mr. Bremer's role in generating such performance. Compensation of the chief executive officers of the Company's competitors was also considered in determining Mr. Bremer's compensation.

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

     Section 162(m) of the Internal Revenue Code of 1986, as amended, establishes a limit on the deductibility of annual compensation for certain executive officers that exceeds $1,000,000 per year unless certain requirements are met. The Company does not anticipate that any employee will exceed such $1,000,000 cap in the near future but will make any necessary adjustments if and when this occurs.

                                          Compensation Committee

                                          Richard D. Jackson
                                          Barrett C. O'Donnell

STOCKHOLDER RETURN PERFORMANCE GRAPH

     The following graph shows a comparison, since the Common Stock began trading on September 3, 1993, of cumulative total returns for the Common Stock, the Standard & Poor's SmallCap 600 Index and the Standard & Poor's Computer (Software and Services) -- Mid-Cap Index. The comparisons in this table are required by the Commission and, therefore, are not intended to forecast or be indicative of possible future performance of the Common Stock.


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides information at March 7, 1997 with respect to
(i) any person known to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) all directors of the Company, (iii) all Named Executive Officers, and (iv) all directors and executive officers as a group. The Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to the shares of Common Stock, except as noted below.

                                                                SHARES BENEFICIALLY OWNED
NAME AND ADDRESS                                                -----------------------------
OF BENEFICIAL OWNER                                           NUMBER(1)          PERCENT(2)
-------------------                                           ---------          ----------
Simione Central Holdings, Inc...............................  4,248,017             35.5%
  Profit Sharing Plan Trust
  c/o Trust Company of Knoxville, Inc.
  620 Market Street, Suite 300
  Knoxville, TN 37902
O'Donnell Davis, Inc.(3) ...................................  2,248,946             17.6
  P.O. Box 7395
  Princeton, NJ 08543
Barrett C. O'Donnell(4).....................................  2,248,946             17.6
  P.O. Box 7395
  Princeton, NJ 08543
Murali Anantharaman(5)......................................  1,915,281             15.0
  2830 Shurburne Drive
  Alpharetta, GA 30301
Gary M. Bremer(6)...........................................  1,755,804             14.3
  6600 Powers Ferry Road
  Atlanta, GA 30339
Rowan Nominees Limited(7)...................................  1,769,749             14.0
  33 King William Street
  London, EC4R 9AS
Howard B. Krone.............................................    881,244              7.4
  3633 Tuxedo Road
  Atlanta, GA 30305
William J. Simione, Jr.(8) .................................    234,817              2.0
James R. Henderson..........................................     31,548                *
Gary W. Rasmussen(9)........................................     70,273                *
James A. Tramonte(10).......................................     40,738                *
Richard D. Jackson..........................................         --               --
Jay Shevins(11).............................................     64,260                *
All directors and executive officers as a group (9
  persons)..................................................  6,304,817             45.1

---------------

  *  Less than 1%
 (1) Pursuant to Rule 13d-3 under the Exchange Act, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security through any contract, arrangement, understanding or relationship. The number of shares of Common Stock includes the number of shares of Common Stock which are subject to the exercise of options or warrants within 60 days of March 7, 1997.

 (2) Percentages were calculated based on the ratio of the number of shares of Common Stock beneficially owned by such beneficial owner as of March 7, 1997 to the sum of (a) the total number of outstanding shares of Common Stock as of March 7, 1997, and (b) the number of shares of Common Stock issuable upon exercise of options or warrants held by the applicable beneficial owner exercisable within 60 days of March 7, 1997.
 (3) Includes 270,000 shares issuable upon exercise of warrants and 505,162 shares issuable upon exercise of options.
 (4) Mr. O'Donnell is a stockholder, director and officer of ODD. Accordingly, pursuant to Rule 13d-3 under the Exchange Act, he is deemed to be an indirect beneficial owner of the Company's securities beneficially owned by ODD.
 (5) Includes 5,928 shares as to which Mr. Anantharaman has sole voting power, 39,604 shares issuable upon exercise of options, 1,088,195 shares related to Rowan Nominees Limited ("Rowan"), 100,000 shares issuable upon exercise of warrants related to EGL, 619,667 shares issuable upon exercise of warrants related to Rowan, and 61,887 shares issuable upon exercise of options related to Rowan.
 (6) Includes 330,315 shares issuable upon exercise of options. Excludes any interest Mr. Bremer has in the Simione Central Holdings, Inc. Profit Sharing Plan Trust (the "Profit Sharing Plan").
 (7) Includes 619,667 shares issuable upon exercise of warrants and 61,887 shares issuable upon exercise of options.
 (8) Includes 77,073 shares issuable upon exercise of options.
 (9) Includes 5,505 shares issuable upon the exercise of options. Excludes any interest Mr. Rasmussen has in the Profit Sharing Plan.
(10) Includes 5,505 shares issuable upon the exercise of options. Excludes any interest Mr. Tramonte has in the Profit Sharing Plan.
(11) Includes 14,220 shares issuable upon exercise of options.

     For a description of a voting agreement among the Company, ODD, EGL, Mr. Anantharaman and certain of their affiliates, see "Item 13. Certain Relationships and Related Transactions."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On October 5, 1994, IMHI received a total of $295,000 for working capital purposes from the following related parties: $130,000 from ODD, $120,000 from EGL and $45,000 from Dr. Zola Horovitz, a former director of IMHI. Promissory notes for such amounts were issued to such parties. Under the terms of the notes, the total principal plus interest at 11% per annum was due and payable on December 6, 1994. Any principal or interest not paid when due drew interest thereafter at 20% per annum until paid. The notes were paid in full including interest on January 4, 1996.

     On February 28, 1995, IMHI entered into a settlement agreement with Mr. Frederick Neufeld, whereby Mr. Neufeld resigned as an employee, officer and director of IMHI. Pursuant to the terms of the agreement, IMHI agreed to pay Mr. Neufeld a total of $225,000 in 25 equal monthly installments of $9,000 commencing in March 1995, and to provide certain additional benefits through February 1996, and Mr. Neufeld agreed to release and surrender options to purchase 68,000 shares of the IMHI common stock. The agreement also prohibited Mr. Neufeld from competing in any business of IMHI (as such phrase is defined in the agreement) until September 1, 1996.

     On January 1, 1996, IMHI entered into a lease agreement with Gateway LLC with respect to the Company's Pompano Beach office. ODD owns 70% of Gateway LLC and more than 5% of the Company's Common Stock. In addition, Mr. Barrett C. O'Donnell, a director of the Company, is the Chairman of the Board, President and Chief Executive Officer and a 75% stockholder of ODD. Pursuant to the lease agreement, Gateway LLC leases approximately 20,291 square feet to the Company for a term of five years that commenced on January 1, 1996. The Company has an option to renew the lease for an additional five year term. Rental payments from IMHI and the Company for the year ended December 31, 1996 totaled $272,869. The scheduled annual rental payments for the remaining term are $223,201 during year two, $233,347 during year three, $243,492 during year four and $253,638 during year five. The lease payments were determined by negotiation between the parties. The Company believes that the terms of the lease agreement are at least as favorable as could have been obtained elsewhere for similar facilities from unaffiliated third parties.

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

     The Named Executive Officers listed below entered into promissory notes in the amounts listed below in connection with money borrowed from the Company for the purchase of Common Stock. Each promissory note was dated March 5, 1996 with all principal and interest (5.05% per annum) due on December 5, 1996. Each such promissory note was paid in full except for the promissory note of Mr. Bremer, which has a current outstanding principal balance of $850,000 and has been extended until such time as Mr. Bremer no longer personally guarantees $1.5 million of the Company's $2.5 million credit facility. The Company's $2.5 million credit facility is secured by the pledge of a $1 million certificate of deposit of the Company. Pursuant to an agreement among Mr. Bremer and other stockholders of the Company, any liability of Mr. Bremer as a result of calls on Mr. Bremer's guarantee will be shared equally by Mr. Bremer, ODD and EGL.

Gary M. Bremer..............................................  $900,000
William J. Simione, Jr......................................  $225,000
Gary W. Rasmussen...........................................  $ 90,000

     On October 7, 1996 and as a condition to the consummation of the IMHI Acquisition, EGL and ODD (each an "Investor"), Mr. Anantharaman and certain other holders of shares of IMHI Preferred Stock entered into an agreement with IMHI (the "Preferred Stock Agreement"). Pursuant to the Preferred Stock Agreement, such holders agreed to exchange all of their respective shares of Preferred Stock for Common Stock based on a conversion price of $2.00 per share. In addition, such holders received shares of Company Common Stock in lieu of cash dividends that were payable on their respective shares of Preferred Stock. Mr. Anantharaman is a partner in EGL. EGL is an affiliate of Rowan, which is a more than 5% beneficial owner of the Common Stock. Mr. O'Donnell is a director and officer of ODD. ODD is also a more than 5% beneficial owner of the Common Stock. In connection with the Preferred Stock Agreement (i) Rowan received approximately 967,100 shares of Common Stock, (ii) ODD received approximately 530,700 shares of Common Stock, and (iii) Mr. Anantharaman received approximately 2,000 shares of Common Stock.

     In addition, the Preferred Stock Agreement entitles an Investor, as long as such Investor and its affiliates own 5% or more of the Common Stock, to designate, through the second anniversary of the IMHI Acquisition, one person reasonably acceptable to the Company's Board of Directors to serve as a director of the Company, and the Company shall use all reasonable efforts to cause the election of such designees. Furthermore, EGL and ODD and their respective affiliates agreed to be present, in person or by proxy, at every stockholder meeting and to vote in favor of all nominees to the Company's Board of Directors as approved by such Board, provided EGL's and ODD's designees are included with such nominees. Currently, Mr. Anantharaman is EGL's designee and Mr. O'Donnell is ODD's designee to the Board of Directors.

     On November 1, 1996, SCI entered into various information, support and management services agreements (the "Columbia Agreements") with certain affiliates of Columbia/HCA. As part of the negotiation of the Columbia Agreements with SCI, Columbia/HCA required that SCI, formerly a subsidiary of CHHC, guarantee certain indemnity obligations of the former stockholders of CHHC, including Mr. Bremer, to those Columbia/HCA affiliates (the "Guaranty") for potential liabilities relating to the Central Health Holding Company Employee Stock Ownership Plan Trust (the "Plan") or its participants, including potential liabilities resulting from the ongoing investigation of the Plan by the Department of Labor and the Internal Revenue Service's audit of certain issues related to the Plan. Columbia/HCA became indirectly responsible for these Plan obligations as a result of its acquisition of the CHHC stock. As a result of the fact that all the former CHHC stockholders are also stockholders of the Company by virtue of the January 1996 spin-off of the Company, SCI agreed to undertake the Guaranty. Also, on November 1, 1996, the Plan was converted into the Profit Sharing Plan and sponsorship of the Plan was transferred from CHHC to the Company. Under the terms of the Guaranty, SCI guarantees Columbia/HCA against losses arising from: (i) Plan losses arising from a fiduciary breach, prohibited transaction or other violation of law relating to the Plan; or (ii) liabilities related to the Plan which are not paid by the former stockholders of CHHC other than the Plan, but only to the extent such liabilities are not recovered by Columbia/HCA through other indemnity provisions of the stock purchase agreement. Columbia/HCA's other sources of potential recovery include amounts accrued on CHHC's closing balance sheet at the time of sale and escrow accounts established for the benefit of Columbia/HCA by the former stockholders of CHHC. SCI's maximum liability under the Guaranty is limited to $20 million for obligations arising before November 1, 1997, $17.5 million for obligations arising before November 1, 1998, $15 million for obligations arising before November 1, 1999, $15 million for obligations arising before November 1, 2000 and $0 thereafter. At no time during the term of the Guaranty shall SCI's liability exceed $20 million in the aggregate. Pursuant to the Guaranty, SCI agreed that on each date that a guaranteed obligation is required to be paid to Columbia/HCA, SCI shall grant Columbia/HCA a security interest equal to the amount of the guaranteed obligation in all SCI's accounts receivable. SCI also granted to Columbia/HCA and the parties to the Columbia Agreements the right to offset any liability arising under the Guaranty against any payments due from such parties to SCI for information, management and support services. At December 31, 1996, no claims had been made under the Guaranty, and currently the Company does not anticipate incurring any losses associated with the Guaranty.

     Mr. G. Blake Bremer, the son of Mr. Bremer, is currently serving as an Assistant Vice President of the Company. As compensation for his services, Mr.
G. Blake Bremer is expected to be paid approximately $100,000 in 1997. Ms. Lori Yawn Ferrero, the Company's Director of Human Resources, and Ms. Martha Elizabeth Cavaiani, the Director of Marketing of the Company, are the sisters-in-law of Mr. Gary M. Bremer. Ms. Ferrero and Ms. Cavaiani are each expected to be paid approximately $83,200 and $82,600, respectively, in 1997 for their services. In addition, Mr. William J. Simione, III, the son of Mr. Simione, is currently serving as a Consulting Manager of the Company. As compensation for his services, Mr. William J. Simione, III is expected to be paid approximately $69,000 in 1997.

     Mr. Jay Shevins served as a Senior Vice President of IMHI until October 8, 1996 and is presently serving as the Senior Vice President of InfoMed, Inc. On September 9, 1994, Mr. Shevins entered into a severance agreement with IMHI pursuant to which he will receive the equivalent of one years' salary if his employment is terminated for any reason other than gross negligence or a breach of fiduciary duty.

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

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.1      --   Certificate of Incorporation of the Company (Incorporated by
               reference to Exhibit 3.1 of the Company's Registration
               Statement on Form S-4 (Registration Number 33-57150) as
               filed with the Securities and Exchange Commission).
 3.2      --   Amendment to the Certificate of Incorporation of the Company
               (Incorporated by reference to Exhibit 3.2 of the Company's
               Registration Statement on Form S-4 (Registration Number
               33-57150) as filed with the Securities and Exchange
               Commission).
 3.3      --   Bylaws of the Company (Incorporated by reference to Exhibit
               3.3 of the Company's Registration Statement on Form S-4
               (Registration Number 33-57150) as filed with the Securities and Exchange Commission).
 3.4*     --   Amendment to the Bylaws of the Company.
 3.5*     --   Certificate of Ownership Merging Simione Central Holdings,
               Inc. into InfoMed Holdings, Inc.
 4.1      --   See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of
               the Company's Certificate of Incorporation and Bylaws
               governing the rights of holders of securities of the
               Company.
 4.2      --   Registration Rights Agreement dated October 7, 1996 by and among InfoMed Holdings, Inc., those stockholders of Simione
               Central Holding, Inc. appearing as signatories to the
               Registration Rights Agreement, and those stockholders of
               InfoMed Holdings, Inc. appearing as signatories to the
               Registration Rights Agreement (Incorporated by reference to
               Exhibit 10.1 of the Company's Current Report on Form 8-K
               dated October 8, 1996 as filed with the Securities and
               Exchange Commission).
 9.1*     --   Form of Simione Central Holding, Inc. Shareholders Voting
               Agreement and Irrevocable Proxy dated March 5, 1996 by and among Howard B. Krone, William J. Simione, Jr., Gary
               Rasmussen, G. Blake Bremer, Katherine L. Wetherbee, A.
               Curtis Eade, James A. Tramonte, John Isett, Cindy Lumpkin,
               Douglas E. Caddell, Robert J. Simione, Kenneth L. Wall,
               Allen K. Seibert, III, Jerry Sevy, Larry Clark and Lori N.
               Siegel, Gary M. Bremer, Richard A. Parlontieri, and James R.
               Henderson.
 9.2      --   Agreement dated as of October 7, 1996 by and among InfoMed
               Holdings, Inc., EGL Holdings, Inc., Mercury Asset Management
               plc, O'Donnell Davis, Inc., Barrett O'Donnell and certain
               other holders of the Class A Convertible Preferred Stock of
               InfoMed Holdings, Inc. (Incorporated by reference to Exhibit
               10.2 of the Company's Current Report on Form 8-K dated
               October 8, 1996 as filed with the Securities and Exchange
               Commission).
10.1      --   Amended and Restated Agreement and Plan of Merger dated as of September 5, 1996 by and among InfoMed Holdings, Inc.,
               Simione Central Holding, Inc. and InfoSub, Inc.
               (Incorporated by reference to Exhibit 2.1 of the Company's
               Current Report on Form 8-K dated September 5, 1996 as filed with the Securities and Exchange Commission).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.2      --   InfoMed Holdings, Inc. Amended and Restated Share Warrant
               for the Purchase of Common Stock of InfoMed Holdings, Inc.
               dated October 5, 1996 between InfoMed Holdings, Inc. and
               each of O'Donnell Davis, Inc., Rowan Nominees Ltd., David O.
               Ellis, Richard V. Lawry, Salvatore A. Massaro, Murali
               Anantharaman, Kathleen E.J. Ellis, Jeremy Ellis, Karen
               Ellis, Gemma Ellis, Thomas M. Rogers, Jr., and Arnold
               Schumacher (Incorporated by reference to Exhibit 4.1 of the
               Company's Current Report on Form 8-K dated October 8, 1996 as filed with the Securities and Exchange Commission).
10.3*     --   Warrant to Purchase 100,000 shares of Class A Common Stock of Simione Central Holding, Inc., dated April 12, 1996
               between Simione Central Holding, Inc. and Home Health First, a Texas not-for-profit corporation.
10.4*     --   Common Stock Warrant of InfoMed Holdings, Inc. dated October
               8, 1996 between Jefferies & Company, Inc. and InfoMed
               Holdings, Inc.
10.5      --   Settlement Agreement, dated February 28, 1995, between
               InfoMed Holdings, Inc. and Frederick Neufeld (Incorporated
               by reference to Exhibit 5.5 of the Company's Current Report on Form 8-K dated March 7, 1995 as filed with the Securities and Exchange Commission).
10.6*     --   Form of Simione Central Holding, Inc. 1996 Incentive Stock
               Option Agreement dated September 4, 1996 by and between
               Simione Central Holding, Inc. and each of James R.
               Henderson, William J. Simione, Jr., Robert Simione,
               Katherine Wetherbee, Sheldon Berman, Betty Gordon, William
               J. Simione, III, J. Blake Bremer, Craig Luigart, Kenneth L.
               Wald, Marty Cavaiani, Lori Ferrero, Douglas E. Caddell, Andy
               Anello and A. Curtis Eade.
10.7*     --   Form of 1996 Non-Qualified Stock Option Agreement dated
               September 4, 1996 between Simione Central Holding, Inc. and each of Gary M. Bremer, James A. Tramonte, Gary W.
               Rasmussen, Don VanderBeke and Lori N. Siegel.
10.8*     --   Form of Stock Option Agreement dated October 7, 1996 between
               InfoMed Holdings, Inc., and Reid Horovitz, Zola Horovitz,
               O'Donnell Davis, Inc., EGL Holdings, Inc., David O. Ellis,
               Erin Dosdourian, Rodger Johnson, Richard V. Lawry, Salvatore
               A. Massaro and Murali Anantharaman.
10.9      --   1994 Incentive Stock Option and Non-Qualified Stock Option
               Plan (Incorporated by reference to the Company's Annual
               Report on Form 10-K for the fiscal year ended June 30, 1994 as filed with the Securities and Exchange Commission).
10.10*    --   Simione Central Holdings, Inc. Profit Sharing Plan dated
               October 31, 1996, as amended.
10.11*    --   Simione Central Holdings, Inc. Section 125 Plan effective
               date January 1, 1997 sponsored by the Company.
10.12     --   Headquarters at Gateway Lake Lease Agreement dated January
               1, 1996 by and between Gateway LLC and InfoMed Holdings,
               Inc. (Incorporated by reference to Exhibit 10.54 of the
               Company's Annual Report on Form 10-K for the fiscal year
               ended June 30, 1996 as filed with the Securities and
               Exchange Commission).
10.13*    --   Sublease dated November 22, 1996 between Environmental
               Design International, Ltd. and Simione Central, Inc.
10.14*    --   Consent and Estoppel Certificate and Assignment dated
               October 29, 1996 between Resurgens Plaza South Associates,
               L.P., Simione Central, Inc. and Central Health Services,
               Inc.
10.15*    --   Executive Employment Agreement dated December 10, 1996
               between InfoMed Holdings, Inc. and Gary M. Bremer.
10.16*    --   Executive Employment Agreement dated January 1, 1996 between
               Simione Central, Inc. and William J. Simione, Jr.
10.17*    --   Agreement dated October 4, 1996 by and between InfoMed
               Holdings, Inc. and EGL Holdings, Inc.
10.18*    --   Information Systems Management Agreement dated January 4,
               1996 between Integrated Systems Solutions Corporation and
               Central Health Management Services, Inc.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.19*    --   Micronetics Design Corporation Value Added Reseller
               Agreement Renewal dated July 10, 1996 between Micronetics
               Design Corporation and InfoMed Holdings, Inc.
10.20*    --   Master Software License Agreement Number 96-2283 dated
               October 31, 1996 by and between Software 2000, Inc. and
               Simione Central Holding, Inc.
10.21*    --   Guaranty Agreement dated October 31, 1996 by Simione
               Central, Inc. in favor of HCA, Inc.
10.22*    --   Lease Agreement dated March 18, 1996 between National
               Leasing, Inc. and Simione Central, Inc.
10.23*    --   IBM Vendor Marketing Programs Cooperative Services Marketing
               Agreement dated December 16, 1996 between IBM Corporation
               and Simione Central Holding, Inc.
11.1*     --   Statement re: computation of per share earnings.
16.1      --   Letter re change in Certifying Accountant (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on
               Form 8-K dated January 27, 1997 as filed with the Securities and Exchange Commission).
21.1*     --   Subsidiaries of the Company.
23.1**    --   Consent of Ernst & Young LLP.
27.1*     --   Financial Data Schedule (for SEC use only).

---------------

 * Previously filed.
** Filed herewith.

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

                                          SIMIONE CENTRAL HOLDINGS, INC.

Date: May 30, 1997                        By:       /s/ GARY M. BREMER
                                            ------------------------------------
                                                       Gary M. Bremer
                                                   Chairman of the Board

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

                    SIGNATURES                                        TITLE                     DATE
                    ----------                                        -----                     ----

                /s/ GARY M. BREMER                     Chairman of the Board                May 30, 1997
---------------------------------------------------
                  Gary M. Bremer

              /s/ JAMES R. HENDERSON                   President, Chief Executive Officer   May 30, 1997
---------------------------------------------------      and Director (principal executive
                James R. Henderson                       officer)

              /s/ LORI NADLER SIEGEL                   Chief Financial Officer and          May 30, 1997
---------------------------------------------------      Treasurer (principal financial
                Lori Nadler Siegel                       and accounting officer)

            /s/ WILLIAM J. SIMIONE, JR.                Vice Chairman of the Board and       May 30, 1997
---------------------------------------------------      Executive Vice President
              William J. Simione, Jr.

              /s/ MURALI ANANTHARAMAN                  Director                             May 30, 1997
---------------------------------------------------
                Murali Anantharaman

              /s/ RICHARD D. JACKSON                   Director                             May 30, 1997
---------------------------------------------------
                Richard D. Jackson

             /s/ BARRETT C. O'DONNELL                  Director                             May 30, 1997
---------------------------------------------------
               Barrett C. O'Donnell

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

REVENUE RECOGNITION

     Revenues are derived from shared resource information management services, agency support services, the licensing and sub-licensing of software, the sale of computer hardware, professional and technical

                         SIMIONE CENTRAL HOLDINGS, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) consulting services, implementation and training services, software maintenance and support services, as well as home health care management consulting services. Shared resource information management and agency support services are provided under contractual arrangements with terms typically ranging from three to five years.

     Information services revenues, consisting of shared resource information management, software support, implementation, training and technical consulting services, are recognized monthly as the related services are rendered or, for software support revenues, over the term of the related agreement. Systems revenues, consisting of application software licenses, computer hardware and third-party software revenues, are recognized when the related products are delivered and collectibility of fees is determined to be probable, provided that no significant obligation remains under the contract. Revenues derived from the sale of software licenses requiring significant modification or customization are recorded based upon percentage of completion using labor hours or contract milestones. Support and consulting services revenues, consisting of revenue from management consulting and agency support services, are recognized monthly as the related services are performed.

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

NET LOSS PER SHARE

     Net loss per share is computed on the basis of the weighted average number of common shares outstanding during the period. The 5,989,712 shares of Class A common stock issued in the reorganization of the Company on January 17, 1996 (see Note 12) have been treated as outstanding for all periods presented. Fully diluted loss per share does not differ significantly from the primary loss per share. Common stock equivalents relate to shares potentially issuable under outstanding options and warrant agreements and are included in the loss per share calculation if dilutive.

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

2.  ACQUISITIONS

     On October 8, 1996, IMHI merged with CHMS. IMHI provides a comprehensive package of software applications for home health care providers marketed under the name STAT 2. In connection with the acquisition, each issued and outstanding share of CHMS common stock was converted into and exchanged for the right to receive .22021 shares of IMHI common stock as of the effective date. As a result, IMHI issued 7,916,712 shares of common stock to CHMS's shareholders. In addition, each of the outstanding shares of IMHI Class A Convertible Preferred Stock was converted into and exchanged for shares of IMHI common stock and all outstanding options and warrants to purchase CHMS common stock as of the effective date were converted into the right to purchase shares of IMHI common stock, provided that the number of shares to be so purchased and the respective exercise prices thereof have been adjusted by the exchange ratio. The merger was accounted for as a reverse acquisition under the purchase method of accounting. As a result, for accounting purposes CHMS was considered as having acquired IMHI. The historical financial statements of CHMS became the historical financial statements of IMHI and include the results of operations of both companies from the effective date. All share amounts have been retroactively restated giving effect to the .22021 exchange ratio of CHMS shares for IMHI shares. CHMS had been on a December 31 fiscal year end, and, therefore, the fiscal year end of IMHI was changed to December 31. Effective December 19, 1996, IMHI changed its name to Simione Central Holdings, Inc. (the "Company").

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
                                                              ==========

8.  COMMITMENTS AND CONTINGENCIES

     On November 1, 1996, Simione Central, Inc. ("SCI"), a wholly-owned subsidiary of the Company, entered into a series of five year contracts to provide shared resource information management and agency support services to several affiliates of Columbia/HCA Health Care Corporation ("Columbia/HCA"). As part of the negotiation of these contracts with SCI, Columbia/HCA required that this subsidiary, formerly a subsidiary of CHHC, guarantee certain indemnification obligations of the former shareholders of CHHC, as such indemnification obligations relate to the administration and potential liabilities to the Central Health Holding Company, Inc. Employee Stock Ownership Plan ( the "Plan") or its participants. Columbia/HCA became indirectly responsible for these Plan obligations as a result of its acquisition of the CHHC stock. As a result of the fact that all former CHHC shareholders are also shareholders of the Company by virtue of the January 1996 spin-off of the Company, SCI agreed to undertake this contingent obligation. Under the terms of this guaranty agreement (the "Guaranty"), SCI agreed to guarantee Columbia/HCA against losses arising from the following: (i) liabilities relating to the Plan for losses resulting from a fiduciary breach, prohibited transaction or other violation of law relating to the Plan and (ii) liabilities relating to the Plan which are not paid by the former stockholders of CHHC other than the Plan, but only to the extent such losses are not recovered by Columbia/HCA through other indemnity provisions of its agreement with the former shareholders of CHHC. These indemnity provisions include any potential recovery from CHHC's insurance policies as well as recoveries from escrow accounts established for the benefit of Columbia/HCA by CHHC's former shareholders. This subsidiary's maximum liability under the Guaranty is $20,000,000 for claims of loss arising before November 1, 1997, $17,500,000 for claims arising before November 1, 1998, and $15,000,000 for claims arising before November 1, 2000. There is no liability for any claims arising after November 1, 2000. However, the aggregate maximum liability under the Guaranty is $20,000,000. Pursuant to the Guaranty, the subsidiary agreed that on each date that a guaranteed obligation is required to be paid to Columbia/HCA, the subsidiary shall grant to Columbia/HCA a security interest equal to the amount of the guaranteed obligation in all the subsidiary's accounts receivable. This subsidiary also granted to Columbia/HCA the right to offset any liability arising under the Guaranty against any obligation of Columbia/HCA or its affiliates to the subsidiary. The Department of Labor has an open investigation relating to the Plan, and the Internal Revenue Service is also auditing certain issues related to the Plan. At December 31, 1996, no claims had been made under the Guaranty and the Company does not currently anticipate incurring any loss associated with the Guaranty.

     The Company is engaged in various legal and regulatory proceedings arising in the normal course of business which management believes will not have a material adverse effect on its financial position or results of operations.

                         SIMIONE CENTRAL HOLDINGS, INC.

9.  SEVERANCE AND OTHER RESTRUCTURING CHARGES

     As a result of the change in focus of the Company's business from providing services to affiliates of CHHC, the Company incurred severance and certain other restructuring costs totaling $1,215,000 in the fourth quarter of 1996. These costs primarily relate to severance of seven terminated key employees and costs to buyout a lease of equipment no longer useful to the Company. As of December 31, 1996, payments of $347,000 had been made against the accrued severance and other restructuring charges.

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

                         SIMIONE CENTRAL HOLDINGS, INC.

10.  INCOME TAXES -- (CONTINUED)
Actual income tax expense differs from the "expected" amount (computed by applying the U.S. Federal corporate income tax rate of 34% to income or loss before income taxes) as follows for 1996:

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

11.  EMPLOYEE BENEFIT PLANS

     CHHC sponsored the Central Health Holding Company, Inc. Employee Stock Ownership Plan (the "Plan"), which covered substantially all full-time employees of CHHC and its wholly-owned subsidiaries and was funded by cash contributions from CHHC and its wholly-owned subsidiaries. The major asset of the Plan was shares of CHHC common stock acquired by the Plan. In connection with the pro rata distribution of the common stock of CHMS (see Note 1), the Plan received shares of the Company's common stock. All of the Plan's assets are allocated to each eligible employee's account and are held in trust until the employee's termination, retirement, total disability or death. In connection with the sale of CHHC to Columbia/HCA, the Plan was converted from an employee stock ownership plan to the Simione Central Holdings, Inc. Profit Sharing Plan Trust, and the sponsorship of the Plan was transferred from CHHC to the Company.

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

12.  SHAREHOLDERS' EQUITY

     In November 1995, CHHC forgave $2,443,013 of intercompany indebtedness owed by the Company to CHS. The Company recorded the transaction as a capital contribution by CHHC.

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

                         SIMIONE CENTRAL HOLDINGS, INC.

12.  SHAREHOLDERS' EQUITY -- (CONTINUED)
     On January 17, 1996, CHHC made a $4,000,000 cash capital contribution to CHMS. On March 5 and 22, 1996, employees of CHMS purchased 1,928,836 shares of Class A Common Stock for aggregate consideration of $3,051,369. These shares were purchased under the terms of a stock subscription agreement whereby 10% was due at the date of purchase and the remainder was due on December 5, 1996. Stock subscription receivable of $850,000 reported as a reduction to common stock represents the amount not yet collected as of December 31, 1996. This amount is due from a major shareholder and executive officer of the Company who has personally guaranteed $1,500,000 of the Company's borrowings under its line of credit agreements. The Company has agreed to defer payment of this receivable until this individual is relieved from his personal guarantee of the Company's indebtedness.

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

                         SIMIONE CENTRAL HOLDINGS, INC.

12.  SHAREHOLDERS' EQUITY -- (CONTINUED)
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

STOCK PURCHASE WARRANTS

     At December 31, 1996, the Company had outstanding warrants to purchase shares of the Company's common stock as follows:

 COMMON        EXERCISE         EXPIRATION
 SHARES         PRICE              DATE
---------      --------      -----------------
1,000,000       $0.50        February 24, 2005
  155,038        3.11        October 8, 1999
   20,000        5.63        May 27, 2000
---------
1,175,038
=========

     All outstanding warrants are exercisable except for a warrant to purchase 155,038 shares, for which the number of exercisable shares may be reduced depending on the Company's closing stock price preceding April 9, 1997.

                         SIMIONE CENTRAL HOLDINGS, INC.

12.  SHAREHOLDERS' EQUITY -- (CONTINUED)
     During 1996, the Company issued, and the holder exercised, a warrant for the purchase of 22,021 shares of common stock at $1.58 per share.

13.  TRANSACTIONS WITH FORMER PARENT COMPANY

     The Company derived revenue from charges for the services provided to the home health care agencies owned by CHHC. The charges were recorded, for purposes of these consolidated financial statements, in an amount equal to the cost of the services being provided and therefore generated no operating profit. Revenues of $8,575,000, $9,077,000 and $12,051,000 were recognized in 1994,
1995, and 1996, respectively. In addition, CHHC charged the Company a management fee for services provided to the Company. These services include facilities management, legal, accounting, administrative, executive and office support during 1994 and 1995. During 1996, the services provided were limited to legal and executive. CHHC's charges included direct costs identified and allocations of shared costs based on statistical and operational data such as square footage, hours, and direct operating costs. In the opinion of management, the method of allocation is reasonable. Management fees in the amount of $3,164,000, $3,594,000 and $432,000 were incurred in 1994, 1995, and 1996, respectively.
These arrangements terminated effective October 31, 1996. In addition, prior to 1996 the Company was charged by CHHC for its share of self-insured medical and dental claims. The Company's share of expenses for this program was $146,000 in both 1994 and 1995.

     The amount payable to CHHC included in the consolidated balance sheet represents a net balance as a result of various transactions between the Company and CHHC as described above. There were no stated terms of settlement or interest charges associated with the account balance. The balance is primarily the result of CHHC funding all operating expenses and miscellaneous other administrative expenses incurred by CHHC on behalf of the Company. The average balance of the intercompany payable to CHHC, prior to the January 17, 1996 spin-off of the Company from CHHC, was $2,679,000 in 1994 and $1,825,000 in 1995.

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

                         SIMIONE CENTRAL HOLDINGS, INC.

14.  RELATED PARTY TRANSACTIONS -- (CONTINUED)
     A shareholder and executive officer of the Company is a partner in an entity that leases an office facility to the Company on a month-to-month basis for $10,800 per month. Rent expense and related operating expenses paid to this entity were $112,000 in 1996.

     The Company has consulting agreements with two entities in which certain directors of the Company have ownership interests. Aggregate monthly consulting fees paid to these two entities approximate $20,000 and totaled $59,000 in 1996.

15.  LICENSE AGREEMENTS

     Certain software applications of the Company's Shared Resource Solution incorporate software licensed from third parties. Under this license agreement, the Company is obligated to pay royalties based on the volume of certain transactions processed by the Company. Royalty rates per transaction vary based on the volume of transactions processed and totalled $117,000 in 1996.

     Another license agreement obligates the Company to pay royalties based on a percentage of net collected revenues from sales of certain covered systems. Royalty expense under this agreement totalled $500,000 in 1996.

     In January 1996, the Company entered into an agreement with IBM Global Services ("IBM") under which the Company obtains data processing and network communication services. The agreement with IBM is for a ten year period expiring December 31, 2005, and requires the Company to pay fees based on the volume of transactions processed. The agreement requires minimum annual payments approximating $3.2 million in 1997, $3.6 million in 1998, $3.6 million in 1999, $3.6 million in 2000, $3.5 million in 2001, and an aggregate of $12.8 million thereafter. The agreement is cancelable by the Company for a stated termination charge declining from $1.3 million to $100,000 over the term of the contract.

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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.1      --   Certificate of Incorporation of the Company (Incorporated by
               reference to Exhibit 3.1 of the Company's Registration
               Statement on Form S-4 (Registration Number 33-57150) as
               filed with the Securities and Exchange Commission)..........
 3.2      --   Amendment to the Certificate of Incorporation of the Company
               (Incorporated by reference to Exhibit 3.2 of the Company's
               Registration Statement on Statement S-4 (Registration Number
               33-57150) as filed with the Securities and Exchange
               Commission).................................................
 3.3      --   Bylaws of the Company (Incorporated by reference to Exhibit
               3.3 of the Company's Registration Statement on Form S-4
               (Registration Number 33-57150) as filed with the Securities and Exchange Commission). ..................................
 3.4*     --   Amendment to the Bylaws of the Company......................
 3.5*     --   Certificate of Ownership Merging Simione Central Holdings,
               Inc. into InfoMed Holdings, Inc.............................
 4.1      --   See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of
               the Company's Certificate of Incorporation and Bylaws
               governing the rights of holders of securities of the
               Company.....................................................
 4.2      --   Registration Rights Agreement dated October 7, 1996 by and among InfoMed Holdings, Inc., those stockholders of Simione
               Central Holding, Inc. appearing as signatories to the
               Registration Rights Agreement, and those stockholders of
               InfoMed Holdings, Inc. appearing as signatories to the
               Registration Rights Agreement (Incorporated by reference to
               Exhibit 10.1 of the Company's Current Report on Form 8-K
               dated October 8, 1996 filed with the Securities and Exchange
               Commission).................................................
 9.1*     --   Form of Simione Central Holding, Inc. Shareholders Voting
               Agreement and Irrevocable Proxy dated March 5, 1996 by and among Howard B. Krone, William J. Simione, Jr., Gary
               Rasmussen, G. Blake Bremer, Katherine L. Wetherbee, A.
               Curtis Eade, James A. Tramonte, John Isett, Cindy Lumpkin,
               Douglas E. Caddell, Robert J. Simione, Kenneth L. Wall,
               Allen K. Seibert, III, Jerry Sevy, Larry Clark and Lori N.
               Siegel, Gary M. Bremer, Richard Parlontieri, and James R.
               Henderson...................................................
 9.2      --   Agreement dated as of October 7, 1996 by and among InfoMed
               Holdings, Inc., EGL Holdings, Inc., Mercury Asset Management
               plc, O'Donnell Davis, Inc., Barrett O'Donnell and certain
               other holders of the Class A Convertible Preferred Stock of
               InfoMed Holdings, Inc. (Incorporated by reference to Exhibit
               10.2 of the Company's Current Report on Form 8-K dated
               October 8, 1996 as filed with the Securities and Exchange
               Commission).................................................
10.1      --   Amended and Restated Agreement and Plan of Merger dated as of September 5, 1996 by and among InfoMed Holdings, Inc.,
               Simione Central Holding, Inc. and InfoSub, Inc.
               (Incorporated by reference to Exhibit 2.1 of the Company's
               Current Report on Form 8-K dated September 5, 1996 as filed with the Securities and Exchange Commission)................
10.2      --   InfoMed Holdings, Inc. Amended and Restated Share Warrant
               for the Purchase of Common Stock of InfoMed Holdings, Inc.
               dated October 5, 1996 between InfoMed Holdings, Inc. and
               each of O'Donnell Davis, Inc., Rowan Nominees Ltd., David O.
               Ellis, Richard V. Lawry, Salvatore A. Massaro, Murali
               Anantharaman, Kathleen E.J. Ellis, Jeremy Ellis, Karen
               Ellis, Gemma Ellis, Thomas M. Rogers, Jr., and Arnold
               Schumacher (Incorporated by reference to Exhibit 4.1 of the
               Company's Current Report on Form 8-K dated October 8, 1996 as filed with the Securities and Exchange Commission).......

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.3*     --   Warrant to Purchase 100,000 shares of Class A Common Stock of Simione Central Holding, Inc., dated April 12, 1996
               between Simione Central Holding, Inc. and Home Health First, a Texas not-for-profit corporation..........................
10.4*     --   Common Stock Warrant of InfoMed Holdings, Inc. dated October
               8, 1996 between Jefferies & Company, Inc. and InfoMed
               Holdings, Inc...............................................
10.5      --   Settlement Agreement, dated February 28, 1995, between
               InfoMed Holdings, Inc. and Frederick Neufeld (Incorporated
               by reference to Exhibit 5.5 of the Company's Current Report on Form 8-K dated March 7, 1995 as filed with the Securities and Exchange Commission)....................................
10.6*     --   Form of Simione Central Holding, Inc. 1996 Incentive Stock
               Option Agreement dated September 4, 1996 by and between
               Simione Central Holding, Inc. and each of James R.
               Henderson, William J. Simione, Jr., Robert Simione,
               Katherine Wetherbee, Sheldon Berman, Betty Gordon, William
               J. Simione, III, J. Blake Bremer, Craig Luigart, Kenneth L.
               Wald, Marty Cavaiani, Lori Ferrero, Douglas E. Caddell, Andy
               Anello and A. Curtis Eade...................................
10.7*     --   Form of 1996 Non-Qualified Stock Option Agreement dated
               September 4, 1996 between Simione Central Holding, Inc. and each of Gary M. Bremer, James A. Tramonte, Gary W.
               Rasmussen, Don VanderBeke and Lori N. Siegel................
10.8*     --   Form of Stock Option Agreement dated October 7, 1996 between
               InfoMed Holdings, Inc., and Reid Horovitz, Zola Horovitz,
               O'Donnell Davis, Inc., EGL Holdings, Inc., David O. Ellis,
               Erin Dosdourian, Rodger Johnson, Richard V. Lawry, Salvatore
               A. Massaro and Murali Anantharaman..........................
10.9      --   1994 Incentive Stock Option and Non-Qualified Stock Option
               Plan (Incorporated by reference to the Company's Annual
               Report on Form 10-K for the fiscal year ended June 30, 1994 as filed with the Securities and Exchange Commission).......
10.10*    --   Simione Central Holdings, Inc. Profit Sharing Plan dated
               October 31, 1996, as amended................................
10.11*    --   Simione Central Holdings, Inc. Section 125 Plan effective
               date January 1, 1997 sponsored by the Company...............
10.12     --   Headquarters at Gateway Lake Lease Agreement dated January
               1, 1996 by and between Gateway LLC and InfoMed Holdings,
               Inc. (Incorporated by reference to Exhibit 10.54 of the
               Company's Annual Report on Form 10-K for the fiscal year
               ended June 30, 1996 as filed with the Securities and
               Exchange Commission)........................................
10.13*    --   Sublease dated November 22, 1996 between Environmental
               Design International, Ltd. and Simione Central, Inc.........
10.14*    --   Consent and Estoppel Certificate and Assignment dated
               October 29, 1996 between Resurgens Plaza South Associates,
               L.P., Simione Central, Inc. and Central Health Services,
               Inc.........................................................
10.15*    --   Executive Employment Agreement dated December 10, 1996
               between InfoMed Holdings, Inc. and Gary M. Bremer...........
10.16*    --   Executive Employment Agreement dated January 1, 1996 between
               Simione Central, Inc. and William J. Simione, Jr............
10.17*    --   Agreement dated October 4, 1996 by and between InfoMed
               Holdings, Inc. and EGL Holdings, Inc........................
10.18*    --   Information Systems Management Agreement dated January 4,
               1996 between Integrated Systems Solutions Corporation and
               Central Health Management Services, Inc.....................

    10.19*      --      Micronetics Design Corporation Value Added Reseller Agreement Renewal dated July 10, 1996 between Micronetics Design Corporation and InfoMed Holdings, Inc. ........................
    10.20*      --      Master Software License Agreement Number 96-2283 dated October 31, 1996 by and between
                        Software 2000, Inc. and Simione Central Holding, Inc......................................
    10.21*      --      Guaranty Agreement dated October 31, 1996 by Simione Central, Inc. in favor of HCA,
                        Inc.......................................................................................
    10.22*      --      Lease Agreement dated March 18, 1996 between National Leasing, Inc. and Simione Central,
                        Inc.......................................................................................
    10.23*      --      IBM Vendor Marketing Programs Cooperative Services Marketing Agreement dated December 16,
                        1996 between IBM Corporation and Simione Central Holding, Inc. ...........................
     11.1*      --      Statement re: computation of per share earnings...........................................
      16.1      --      Letter re change in Certifying Accountant (Incorporated by reference to Exhibit 4.1 of the
                        Company's Current Report on Form 8-K dated January 27, 1997 as filed with the Securities and Exchange Commission)..................................................................
     21.1*      --      Subsidiaries of the Company...............................................................
    23.1**      --      Consent of Ernst & Young LLP..............................................................
     27.1*      --      Financial Data Schedule (for SEC use only)................................................

---------------

 * Previously filed.
** Filed herewith.