Form 10-Q
period 1997-06-30
SIMIONE CENTRAL HOLDINGS INC
filed 1997-08-13
CIK 896157

================================================================================
                                    FORM 10-Q

                             -----------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE PERIOD ENDED JUNE 30, 1997

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from              to
                                                 ------------    ---------


                         Commission File Number: 0-22162

                         SIMIONE CENTRAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


    DELAWARE                                                22-3209241
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                          Identification No.)

    6600 POWERS FERRY ROAD                                  30339
    ATLANTA, GEORGIA                                        (zip code)
    (Address of principal
    executive offices)

    (Registrant's telephone number, including area code)    (770) 644-6500


                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                               Outstanding at
           Class                               July 31, 1997
           -----                               --------------
           COMMON STOCK, $.001 PAR VALUE       8,107,360  SHARES

================================================================================

                         SIMIONE CENTRAL HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


 PART I.           FINANCIAL INFORMATION

 Item 1.           Consolidated Financial Statements

                   Consolidated Balance Sheets - December 31, 1996 and June 30, 1997 (unaudited).

                   Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1996 and 1997
                   (unaudited).

                   Consolidated Statements of Shareholders' Equity - For the Six Months Ended June 30, 1997 (unaudited).

                   Consolidated Statements of Cash Flows - Six Months Ended June 30, 1996 and 1997 (unaudited).

                   Notes to Consolidated Financial Statements - June 30, 1997 (unaudited).

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

 Item 3.           Defaults Upon Senior Securities

 Item 4.           Submission of Matters to a Vote of Security Holders

 Item 5.           Other Information

 Item 6.           Exhibits and Reports on Form 8-K


                   SIGNATURES

                         SIMIONE CENTRAL HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                        June 30,           December 31,
                                                                          1997                1996
                                                                      ------------        -------------
                                                                      (unaudited)
                                            ASSETS
 Current assets:
        Cash and cash equivalents                                    $  2,217,254         $  3,384,728
        Accounts receivable, net of allowance for doubtful
          accounts of $1,376,895 and $1,063,014 respectively            7,202,567            5,651,415
        Prepaid expenses and other current assets                         625,251              870,729
                                                                     ------------         ------------
          Total current assets                                         10,045,072            9,906,872

Purchased software, furniture and equipment, net                        1,731,961            1,867,996
Intangible assets, net                                                  5,435,913            5,922,755
Restricted cash at December 31, 1996 and other assets                     145,262            1,078,056
                                                                     ------------         ------------
          Total assets                                               $ 17,358,208         $ 18,775,679
                                                                     ============         ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Lines of credit                                              $  1,052,042         $         --
        Accounts payable                                                1,996,561            3,199,353
        Accrued compensation expense                                      961,286              666,650
        Accrued liabilities                                             2,809,697            3,251,636
        Customer deposits                                               1,304,764            1,679,565
        Unearned revenues                                               1,685,999            2,006,044
        Current portion of capital lease obligations                      305,857              306,466
                                                                     ------------         ------------
          Total current liabilities                                    10,116,206           11,109,714

Notes payable and capital lease obligations, less current portion         339,570            2,986,267

Commitments and contingencies

Shareholders' equity:
        Preferred stock, $.001 par value; 10,000,000 shares
          authorized; none issued or outstanding                               --                   --
        Common stock, 20,000,000 $.001 par shares authorized;
          6,107,360 and 5,952,166 shares issued and outstanding,
          respectively                                                      6,107                5,952
        Additional paid-in capital                                     23,369,615           23,216,050
        Stock subscription receivable                                          --             (850,000)
        Accumulated deficit                                           (16,473,290)         (17,692,304)
                                                                     ------------         ------------
          Total shareholders' equity                                    6,902,432            4,679,698
                                                                     ------------         ------------

          Total liabilities and shareholders' equity                 $ 17,358,208         $ 18,775,679
                                                                     ============         ============



           See notes to consolidated financial statements (unaudited)

                         SIMIONE CENTRAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                               Three Months Ended June 30,        Six Months Ended June 30,
                                              -----------------------------     -----------------------------
                                                  1997              1996             1997            1996
                                              ------------     ------------     -------------    ------------
Net revenues:
    Shared resource solution                  $  2,599,232     $  3,302,833     $  5,055,456     $  6,664,711
    In-house solution                            3,880,319               --        7,106,537               --
    Agency support and consulting services       4,760,035        2,045,026       10,505,514        3,849,251
                                              ------------     ------------     ------------     ------------
        Total net revenues                      11,239,586        5,347,859       22,667,507       10,513,962

Costs and expenses:
    Cost of revenues                             5,344,455        3,321,234       10,989,583        6,603,797
    Selling, general and administrative          3,178,872        1,056,312        6,088,653        2,130,869
    Research and development                     1,685,715        1,234,364        3,442,280        2,348,204
    Amortization and depreciation                  403,125          127,961          827,597          232,496
                                              ------------     ------------     ------------     ------------
         Total costs and expenses               10,612,167        5,739,871       21,348,113       11,315,366
                                              ------------     ------------     ------------     ------------

     Income (loss) from operations                 627,419         (392,012)       1,319,394         (801,404)

Other income (expense):
    Interest expense                               (68,182)         (21,341)        (144,935)         (25,241)
    Interest and other income                       16,643           68,061           44,555           86,552
                                              ------------     ------------     ------------     ------------
Net income (loss)                             $    575,880     $   (345,292)    $  1,219,014     $   (740,093)
                                              ============     ============     ============     ============

Net income (loss) per share                   $       0.08     $      (0.09)    $       0.17     $      (0.20)
                                              ============     ============     ============     ============


Weighted average common and
    common equivalent shares                     7,234,243        3,959,274        7,238,713        3,623,592
                                              ============     ============     ============     ============




           See notes to consolidated financial statements (unaudited)

                         SIMIONE CENTRAL HOLDINGS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (unaudited)

                                                                    Additional         Stock
                                                    Common           Paid-in        Subscription    Accumulated
                                       Shares        Stock           Capital         Receivable       Deficit
                                  -------------   -----------     -------------   ---------------  -------------
Balance at December 31, 1996         5,952,166    $      5,952    $ 23,216,050    $   (850,000)    $(17,692,304)

Issuance of 155,194 shares of
$.001 par value common stock
from exercise of stock options         155,194             155         153,565              --               --

Payment of stock subscription               --              --              --         850,000               --

Net income                                  --              --              --              --        1,219,014
                                  ------------    ------------    ------------    ------------     ------------

Balance at June 30, 1997             6,107,360    $      6,107    $ 23,369,615    $         --     $(16,473,290)
                                  ============    ============    ============    ============     ============



           See notes to consolidated financial statements (unaudited)

                         SIMIONE CENTRAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unauditied)

                                                                       Six Months Ended June 30,
                                                                      ---------------------------
                                                                          1997            1996
                                                                      -----------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $ 1,219,014     $ (740,093)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH USED IN OPERATING ACTIVITIES:
  Provision for doubtful accounts                                         494,495         31,085
  Amortization and depreciation                                           827,597        232,496
  Loss on sale of assets                                                    1,734             --

CHANGES IN ASSETS AND LIABILITIES:
  Accounts receivable                                                  (2,018,955)    (1,202,521)
  Prepaid expenses and other current assets                               245,478       (208,301)
  Other assets                                                            (67,206)            --
  Accounts payable                                                     (1,202,792)       361,519
  Accrued compensation expense                                            294,636        156,121
  Accrued liabilities                                                    (411,767)        12,000
  Customer deposits                                                      (374,801)            --
  Unearned revenues                                                      (320,045)       863,038
                                                                      -----------     ----------
       Net cash used in operating activities                           (1,312,612)      (494,656)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of consulting division of Simione & Simione                           --     (2,000,000
Purchase of software, furniture and equipment                            (229,641)      (312,896)
(Increase) decrease in restricted cash                                  1,000,000     (1,000,000)
Purchase of intangible assets                                                  --        (44,124)
                                                                      -----------     ----------
       Net cash provided by (used in) investing activities                770,359     (3,357,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from former parent company                                --      4,000,000
Proceeds from repayment of stock subscription                             850,000             --
Proceeds from (payment on) notes payable                               (1,447,758)     1,080,000
Proceeds from issuance of common stock less cash expenses                      --        263,841
Proceeds from officer loans                                                    --        252,075
Payments to former parent company                                              --       (460,567)
Principal payments on capital lease obligations                          (151,011)            --
Payments of related party notes                                           (30,172)            --
Proceeds from exercise of stock options and warrants                      153,720             --
                                                                      -----------     ----------
       Net cash provided by (used in) financing activities               (625,221)     5,135,349
                                                                      -----------     ----------
       Net (decrease) increase in cash and cash equivalents            (1,167,474)     1,283,673

Cash and cash equivalents, beginning of period                          3,384,728        323,023
                                                                      -----------     ----------

Cash and cash equivalents, end of period                              $ 2,217,254     $1,606,696
                                                                      ===========     ==========

Supplemental disclosure of non-cash investing activities
  Software, furniture and equipment obtained through capital leases   $    17,328    $        --


           See notes to consolidated financial statements (unaudited)

                         SIMIONE CENTRAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)



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

On October 8, 1996, InfoMed Holdings, Inc. ("IMHI") and Central Health Management Services, Inc. ("CHMS") merged in a transaction accounted for as a reverse acquisition for financial reporting purposes. In connection with the acquisition, IMHI issued 3,958,356 shares of its common stock in exchange for all the outstanding common stock of CHMS, and thereby, the former shareholders of CHMS acquired control of IMHI. As a result, CHMS is considered the acquiring company; hence, the historical financial statements of CHMS became the historical financial statements of IMHI and include the results of operations of IMHI only from the effective acquisition date. On December 19, 1996, IMHI changed its name to Simione Central Holdings, Inc. (the "Company").

Certain prior year amounts have been reclassified to conform to the 1997 financial statement presentation.


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

                         SIMIONE CENTRAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)





NOTE 2 - ACQUISITION

On October 8, 1996, IMHI merged with CHMS. The merger was accounted for as a reverse acquisition for financial reporting purposes. CHMS is considered the acquiring company; hence, the historical financial statements of CHMS became the historical financial statements of IMHI and include the results of operations of IMHI only from the effective acquisition date.

Unaudited pro forma information giving effect to the acquisition as if it took place on January 1, 1996 follows:



                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                 JUNE 30, 1996              JUNE 30, 1996
                               ------------------       ---------------------
Net revenues                      $ 8,607,000               $ 16,742,000
Net loss                          $  (234,000)              $(13,117,000)

Net loss per share                $     (0.04)              $      (2.35)

Weighted average common shares      5,908,000                  5,572,000

The three months ended June 30, 1996 pro forma net loss includes a net charge of $149,000 for additional amortization expense related to the allocation of purchase price to intangible assets and for decreased depreciation expense related to a reduction in value of fixed assets acquired. The six months ended June 30, 1996 pro forma net loss includes pro forma adjustments for a $12,574,000 charge to operations for purchased in-process research and development costs, and a net charge of $297,000 for additional amortization expense related to the allocation of purchase price to intangible assets and for decreased depreciation expense related to a reduction in value of fixed assets acquired. This pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisition had been effective on the date indicated.


NOTE 3 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

On May 1, 1997, the Company redeemed its $1 million certificate of deposit to pay down and terminate its $1 million line of credit. The line was secured by the certificate of deposit which was reported as restricted cash as of December 31, 1996.

On June 6, 1997, the Company entered into a Loan and Security Agreement with a bank. Pursuant to the Agreement, the bank agreed to make available to the Company a revolving credit facility, the maximum principal amount of which at any time must be equal to the lesser of $5 million or the "borrowing base" then in effect. Interest will accrue at a variable rate per annum equal to the prime rate plus 0.25% (8.75% as of June 30, 1997). Under the terms of the Agreement, the Company granted to the bank a security interest in all accounts, inventory, equipment, and general intangibles. Additionally, borrowings under this agreement are secured by the outstanding capital stock of the Company's subsidiaries. The Company's subsidiaries have also guaranteed the Company's obligations to the bank under the Agreement. As of June 30, 1997, $1,052,000 was outstanding and $1,520,000 was available for use.

On June 24, 1997, the Company utilized $1.5 million from this newly acquired revolving credit facility to pay down and terminate the $1.5 million line of credit outstanding with another bank.

                         SIMIONE CENTRAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)





NOTE 4 - INCOME TAXES

At December 31, 1996, the Company had approximately $5,975,000 of net operating losses ("NOL") for income tax purposes available to offset future taxable income. Such losses expire $3,159,000 in 2010 and $2,816,000 in 2011 and may be subject to certain limitations for changes in ownership. For the six months ended June 30, 1997, the Company has applied a portion of this NOL against income tax expense for financial reporting purposes. A valuation allowance reducing net deferred tax assets recognized to zero has been recorded based on management's assessment that it is not "more likely than not" that the assets are realizable as of June 30, 1997.

NOTE 5 - MAJOR CUSTOMERS AND TRANSACTIONS WITH FORMER PARENT COMPANY

For the three months and the six months ended June 30, 1997, affiliates of the Columbia/HCA Healthcare Corporation accounted for approximately 49.4% and 51.7%, respectively, of the Company's total net revenue and for 27.3% of net accounts receivable at June 30, 1997.

Through October 31, 1996, the Company derived revenue from charges for the services provided to the home health care agencies wholly-owned by the Company's former parent, Central Health Holding Company, Inc. ("CHHC"). The charges were recorded, for purposes of these consolidated financial statements, in an amount equal to the cost of the services being provided and therefore generated no operating profit. Cost-based revenues from CHHC of $3,419,000, or 64.0% of total net revenues, were recognized for the three months ended June 30, 1996 and $6,982,000 or 66.4% of total net revenues for the six months ended June 30, 1996. In addition, CHHC charged the Company a management fee for certain services provided to the Company based on the allocated direct cost of the various services provided. Management fees in the amount of $82,000 and $140,000 were incurred for the three months and six months ended June 30, 1996.


NOTE 6 - RECENTLY ADOPTED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued a new accounting pronouncement, SFAS No. 128, "Earnings per Share", which will change the current method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share" amounts, as defined. SFAS No. 128 will be effective for the Company's quarter and year ending December 31, 1997, and upon adoption, all prior-period earnings per share data presented shall be restated to conform with the provisions of the new pronouncement. Application earlier than the Company's quarter ending December 31, 1997 is not permitted. The restated basic and diluted earnings or loss per share to be reported upon adoption of SFAS No. 128 will not differ from amounts reported under existing accounting rules for all periods reported by the Company through December 31, 1996. The Company has not evaluated the impact of SFAS No. 128, if any, on the amounts reported as of June 30, 1997.

                         SIMIONE CENTRAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)




NOTE 7 - SUBSEQUENT EVENTS

On July 1, 1997, the Registration Statement, filed by the Company with the Securities and Exchange Commission on Form S-1, became effective. In conjunction with the effectiveness of the Registration Statement, the Company had a one-for-two reverse stock split of the Company's outstanding common stock. The Company sold 2,000,000 (post-reverse split) shares of its common stock for $10.00 per share and received approximately $18.0 million in net proceeds. A shareholder also sold 1,220,000 (post-reverse split) shares for $10.00 per share. The Company did not receive any of the proceeds from the sale of shares by the selling shareholder.

All share and per share amounts included in these financial statements have been restated to reflect the reverse stock split for the periods presented.

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

The Company defines recurring revenues as revenues derived under multi-year contracts in addition to annual software support agreements. These revenues were approximately $7.4 million, or 65.5% and $14.6 million or 64.4% of total net revenues, for the three months and six months ended June 30, 1997, respectively and $500,000 or 9.7% and $950,000, or 9.1% of total net revenues, for the three months and six months ended June 30, 1996, respectively.

For the three months and six months ended June 30, 1996, 64.0% and 66.4%, respectively, of the Company's total net revenues were derived from contracts with home health care agencies wholly-owned by the Company's former parent, Central Health Holding Company, Inc. ("CHHC"). These contracts were terminated October 31, 1996, in connection with the sale of CHHC to Columbia/HCA Healthcare Corporation ("Columbia/HCA"). Revenues derived from these contracts were recorded in an amount equal to the costs of the services provided, and, as a result, the Company recognized no operating profit under these contracts. Subsequent to the sale of CHHC to Columbia/HCA, affiliates of Columbia/HCA entered into multi-year contracts with the Company to provide its Shared Resource Solution as well as agency support services to certain of the home health care agencies formerly owned by CHHC. The historical results of operations attributable to the terminated CHHC contracts may not therefore be indicative of future results of operations. For the three months and six months ended June 30, 1997, the Company derived 49.5% and 51.7%, respectively, of its total net revenues from affiliates of Columbia/HCA. The loss of any of the Columbia/HCA contracts could have a material adverse impact on the Company's business, financial position and results of operations.

The Company believes that continued development and enhancement of its software systems is critical to its future success, and anticipates that the total amount of research and development expense will continue to increase, but should decrease as a percentage of total net revenues as the Company grows its revenues. Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. For the three months and six months ended June 30, 1997, the Company's capitalized computer software development costs were approximately $53,000 and $91,000, respectively.

                         SIMIONE CENTRAL HOLDINGS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BACKLOG

The Company had backlog associated with its In-House Solution of approximately $5.3 million on June 30, 1997. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees and professional services. The length of time required to complete an implementation depends on many factors outside the control of the Company, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete the implementation process. As a result, the Company may be unable to predict accurately the amount of revenue it will recognize in any period and therefore can make no assurances that the amounts in backlog will be recognized in the next twelve months.

The Company enters into multi-year contracts with its customers in connection with its Shared Resource Solution. In general, these contracts provide for the payment of monthly fees based on the number of billed home care visits made by the customer. Accordingly, the Company does not maintain a backlog with respect to its Shared Resource Solution.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

Net Revenues. Total net revenues for the three months ended June 30, 1997 increased $5.9 million, or 110.2%, to $11.2 million as compared to the three months ended June 30, 1996. This increase includes $3.9 million attributable to the business acquired in the InfoMed Holdings, Inc. ("IMHI") acquisition which was completed in October 1996, $4.7 million from new contracts with affiliates of Columbia/HCA and a decrease of $3.4 million resulting from the termination of contracts with home health care agencies wholly-owned by CHHC.

Cost of Revenues. Total costs of revenues increased $2.0 million, or 60.9%, to $5.3 million for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The increase includes $1 million in costs attributable to the business acquired in the IMHI acquisition and the remainder primarily relates to increases in personnel. As a percentage of total net revenues, total costs of revenues decreased to 47.6% for the three months ended June 30, 1997 from 62.1% for the three months ended June 30, 1996. This reduction as a percentage of total net revenues is principally due to the higher margins related to the business acquired in the IMHI acquisition, and increased margins derived from new customers.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended June 30, 1997 increased $2.1 million to $3.2 million as compared to the three months ended June 30, 1996. This increase includes $1.3 million in costs attributable to the business acquired in the IMHI acquisition and the remainder principally relates to increased administrative personnel to support growth. As a percentage of total net revenues, selling, general and administrative expenses were 28.3% for the three months ended June 30, 1997 compared with 19.8% for the three months ended June 30, 1996. The Company believes that selling, general and administrative expenses should decrease as a percentage of total net revenues assuming that the Company's revenues continue to increase.

Research and Development Expenses. Research and development expenses increased approximately $450,000, or 36.6%, to $1.7 million for the three months ended June 30, 1997, as compared to the three months ended June 30, 1996. The increase is principally attributable to the business acquired in the IMHI acquisition. As a percentage of total net revenues, these expenses decreased to 15.0% for the three months ended June 30, 1997, from 23.1% for the three months ended June 30, 1996. This percentage decrease reflects the increase in total net revenues compared to a relatively constant level of dollar expenses. The Company anticipates that the total dollar amount of research and development expense will continue to increase although such expenses should not increase as a percentage of total net revenues assuming that the Company's revenues continue to increase.

                         SIMIONE CENTRAL HOLDINGS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996 (CONTINUED)

Amortization and Depreciation. Total depreciation and amortization expense for the three months ended June 30, 1997 increased by approximately $300,000 to approximately $400,000 as compared to the three months ended June 30, 1996. This increase includes approximately $200,000 of amortization expense related to the $4.2 million of intangible assets recorded in the IMHI acquisition, and the remainder relates to increased depreciation expense.

Other Income (Expense). Interest expense for the three months ended June 30, 1997 and 1996 relates to borrowings under the Company's line of credit agreements. Interest and other income for the three months ended June 30, 1997 and 1996 consists principally of interest income related to the Company's short-term cash and restricted cash investments.

Income Taxes. At December 31, 1996, the Company had net operating losses ("NOL") carryforwards for federal and state income tax purposes of $6.0 million, which expire at various dates through 2011, if not utilized. The Company also has research and development and alternative minimum tax credits ("tax credits") of approximately $96,000 available to reduce future income tax liabilities. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL and tax credit carryforwards may be limited as to their utilization in any year. The Company has concluded that it is more likely than not that these NOLs and tax credit carryforwards will not be utilized based on a weighing of evidence at June 30, 1997, and as a result, a 100% deferred tax valuation allowance has been recorded against these assets. Approximately $500,000 of the total deferred tax asset relates to the IMHI acquisition and, if and when realized, will result in a credit to intangible assets recorded in the acquisition. For the three months ended June 30, 1997, the Company has applied a portion of the NOL against income tax expense for financial reporting purposes.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

Net Revenues. Total net revenues for the six months ended June 30, 1997 increased $12.1 million, or 115.6%, to $22.7 million as compared to the six months ended June 30, 1996. This increase includes $7.1 million attributable to the business acquired in the InfoMed Holdings, Inc. ("IMHI") acquisition which was completed in October 1996, $10.6 million from new contracts with affiliates of Columbia/HCA and a decrease of $7.0 million resulting from the termination of contracts with home health care agencies wholly-owned by CHHC.

Cost of Revenues. Total costs of revenues increased $4.4 million, or 66.4%, to $11.0 million for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The increase includes $2 million in costs attributable to the business acquired in the IMHI acquisition and the remainder primarily relates to increases in personnel. As a percentage of total net revenues, total costs of revenues decreased to 48.5% for the six months ended June 30, 1997 from 62.8% for the six months ended June 30, 1996. This reduction as a percentage of total net revenues is principally due to the higher margins related to the business acquired in the IMHI acquisition, and increased margins derived from new customers.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the six months ended June 30, 1997 increased $4.0 million to $6.1 million as compared to the six months ended June 30, 1996. This increase includes $2.5 million in costs attributable to the business acquired in the IMHI acquisition and the remainder principally relates to increased administrative personnel to support growth. As a percentage of total net revenues, selling, general and administrative expenses were 26.9% for the six months ended June 30, 1997 compared with 20.3% for the six months ended June 30, 1996. The Company believes that selling, general and administrative expenses should decrease as a percentage of total net revenues assuming that the Company's revenues continue to increase.

                         SIMIONE CENTRAL HOLDINGS, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996 (CONTINUED)

Research and Development Expenses. Research and development expenses increased approximately $1.1 million, or 46.6%, to $3.4 million for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996. The increase is principally attributable to the business acquired in the IMHI acquisition. As a percentage of total net revenues, these expenses decreased to 15.2% for the six months ended June 30, 1997, from 22.3% for the six months ended June 30, 1996. This percentage decrease reflects the increase in total net revenues compared to a relatively constant level of dollar expenses. The Company anticipates that the total dollar amount of research and development expense will continue to increase although such expenses should not increase as a percentage of total net revenues assuming that the Company's revenues continue to increase.

Amortization and Depreciation. Total depreciation and amortization expense for the six months ended June 30, 1997 increased by approximately $600,000 to approximately $800,000 as compared to the six months ended June 30, 1996. This increase includes approximately $400,000 of amortization expense related to the $4.2 million of intangible assets recorded in the IMHI acquisition, and the remainder relates to increased depreciation expense.

Other Income (Expense). Interest expense for the six months ended June 30, 1997 and 1996 relates to borrowings under the Company's line of credit agreements. Interest and other income for the six months ended June 30, 1997 and 1996 consists principally of interest income related to the Company's short-term cash and restricted cash investments.

Income Taxes. At December 31, 1996, the Company had net operating losses ("NOL") carryforwards for federal and state income tax purposes of $6.0 million, which expire at various dates through 2011, if not utilized. The Company also has research and development and alternative minimum tax credits ("tax credits") of approximately $96,000 available to reduce future income tax liabilities. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL and tax credit carryforwards may be limited as to their utilization in any year. The Company has concluded that it is more likely than not that these NOLs and tax credit carryforwards will not be utilized based on a weighing of evidence at June 30, 1997, and as a result, a 100% deferred tax valuation allowance has been recorded against these assets. Approximately $500,000 of the total deferred tax asset relates to the IMHI acquisition and, if and when realized, will result in a credit to intangible assets recorded in the acquisition. For the six months ended June 30, 1997, the Company has applied a portion of the NOL against income tax expense for financial reporting purposes.


LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1997, the Company's cash and cash equivalents decreased by approximately $1.2 million. The decrease was primarily due to an increase in net accounts receivable of $1.6 million, a decrease in accounts payable, accrued compensation expense and accrued liabilities of $1.3 million, which were offset by increased operating cash flows of $2.0 million.

The Company had a working capital deficit of $100,000 at June 30, 1997. Working capital was negatively impacted by a net of $1.0 million as a result of reclassifying from long-term to current the amounts outstanding under the Company's line of credit agreements. Additionally, the working capital deficit includes $1.3 million of customer deposits and $1.7 million of unearned income which will not require cash payment by the Company.

Subsequent to June 30, 1997, the Company received approximately $18.0 million in net proceeds from the sale of 2,000,000 shares of its common stock at $10.00 per share in conjunction with the effectiveness of the Registration Statement filed with the Securities and Exchange Commission on Form S-1.

                         SIMIONE CENTRAL HOLDINGS, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company entered into a Loan and Security Agreement with a bank. Pursuant to the Agreement, the bank agreed to make available to the Company a revolving credit facility, the maximum principal amount of which at any time must be equal to the lesser of $5 million or the "borrowing base" then in effect. Interest will accrue at a variable rate per annum equal to the prime rate plus 0.25%. Under the terms of the Agreement, the Company granted to the bank a security interest in all accounts, inventory, equipment and general intangibles. Additionally, borrowings under this agreement are secured by the outstanding capital stock of the Company's subsidiaries. The Company's subsidiaries have also guaranteed the Company's obligations to the bank under the Agreement. The Company utilized $1.5 million from this newly acquired revolving credit facility to pay down and terminate the $1.5 million line of credit outstanding with another bank.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued a new accounting pronouncement, SFAS No. 128, "Earnings per Share," which will change the current method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share" amounts, as defined. SFAS No. 128 will be effective for the Company's quarter and year ending December 31, 1997, and, upon adoption, all prior period earnings per share data presented shall be restated to conform with the provisions of the new pronouncement. Application earlier than the Company's quarter ending December 31, 1997, is not permitted. The restated basic and diluted earnings or loss per share to be reported upon adoption of SFAS No. 128 will not differ from amounts reported under existing accounting rules for all periods reported by the Company through December 31, 1996. The Company has not evaluated the impact of SFAS No. 128, if any, on the amounts reported as of June 30, 1997.

PART II - OTHER INFORMATION


         Item 1.  Legal Proceedings.

                  Neither the Company nor any of its subsidiaries is currently a party to nor is any of their property the subject of any legal proceedings which would be material to the business or financial condition of the Company on a consolidated basis. On July 17, 1997, the Company was, however, served with an administrative subpoena duces tecum issued by the United States Department of Health and Human Services, Office of Inspector General (the "Subpoena"), in connection with the Inspector General's investigation of certain health care businesses. Government officials have confirmed to the Company that neither the Company nor any of its officers or employees are the target or subject of the investigation. The Company does not currently believe that this inquiry will have any material effect on its overall business

         Item 2.  Change in Securities.

                  On June 30, 1997 (the "Effective Date"), pursuant to stockholder approval, the Company effectuated a one-for-two reverse stock split (the "Reverse Split") of its outstanding common stock, par value $.001 per share (the "Common Stock"), pursuant to which each two shares of the Common Stock then outstanding was converted into one share of Common Stock. As a result of the Reverse Split, the number of whole shares of Common Stock held by a stockholder of record as of the Effective Date is equal to the number of shares of Common Stock held immediately prior to the Effective Date divided by two, plus cash in lieu of any fractional share. The fair value of an outstanding share of Common Stock held immediately after the Reverse Split on the Effective Date was determined to be $12.00 per share and was applied for purposes of determining the amount of cash payable for fractional shares. The Reverse Split did not affect a stockholder's percentage ownership in the Company or proportional voting power, except for minor differences resulting from the payment of cash in lieu of fractional shares. The shares of Common Stock resulting from the Reverse Split are fully paid and nonassessable. The voting rights and other rights and privileges of the holders of the Common Stock were not affected by the implementation of the Reverse Split. Each stockholder on the Effective Date continued to be a stockholder as a result of the Reverse Split and continued to share in the Company's assets, earnings or profits, if any, to the extent of such stockholder's ownership of Common Stock after the Reverse Split.

         Item 3.  Defaults Upon Senior Securities.

                  None.

         Item 4.  Submission of Matters to a Vote of Security Holders.

                  The 1997 Annual Meeting of Stockholders (the "Annual Meeting") was held on June 21, 1997. At the Annual Meeting, holders of 10,925,239 shares of the Company's Common Stock were present in person or by proxy. At the Annual Meeting, Messrs. Gary M. Bremer, James R. Henderson, William J. Simione, Jr., Murali Anantharaman, James A. Gilbert, Richard D. Jackson and Barrett C. O'Donnell were elected directors of the Company to hold office until the next Annual Meeting of Stockholders and until their respective successors are elected and qualified or until their earlier resignation or removal. The tabulation of votes present in person or by proxy at the Annual Meeting with respect to each nominee for office are as follows:

                                                                  Authority
                                                    For           Withheld
                                                    ---           --------

                  Gary M. Bremer                    10,924,839       400
                  James R. Henderson                10,924,839       400
                  William J. Simione, Jr.           10,924,839       400

         Murali Anantharaman               10,924,839       400
         James A. Gilbert                  10,924,839       400
         Richard D. Jackson                10,924,839       400
         Barrett C. O'Donnell              10,924,839       400


          The stockholders of the Company also voted on proposals to: (1)amend the Company's Certificate of Incorporation, as amended, to effect the Reverse Split ("Proposal 2"); (2)approve the Simione Central Holdings, Inc. Omnibus Equity-based Incentive Plan ("Proposal 3"); (3)approve the Simione Central Holdings, Inc. 1997 Non-Qualified Formula Stock Option Plan ("Proposal 4"); and
(4)ratify the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending December 31, 1997 ("Proposal 5").

          The tabulation of votes with respect to the foregoing proposals are as follows:

                          For           Against    Abstain    Unvoted
                          ---           -------    -------    -------
Proposal 2                10,924,839       400          0     1,110,820
Proposal 3                10,914,685       400     10,154     1,110,820
Proposal 4                10,914,685     4,400      6,154     1,110,820
Proposal 5                10,921,019     4,220          0     1,110,820

Item 5. Other Information

          On August 7, 1997, Columbia/HCA Healthcare Corporation ("Columbia/HCA") announced that it intends to sell its home health care operations. The Company derives a substantial amount of its revenues from contracts with affiliates of Columbia/HCA and presently anticipates that Columbia/HCA will account for a significant portion of the Company's revenue for the fiscal year ending December 31, 1997. At this time, the Company cannot determine the impact on the Company in the event such sale occurs. The loss of any of the Columbia/HCA affiliates as a customer could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits:

         The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

       Exhibit No.       Description
       -----------       -----------

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

         3.3      Certificate of Ownership Merging Simione Central Holdings,
                  Inc. into InfoMed Holdings, Inc. (Incorporated by reference to
                  Exhibit 3.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission).

         3.4 Certificate of Amendment of the Certificate of Incorporation of Simione Central Holdings, Inc., filed June 30, 1997 with the Secretary of State of the Sate of Delaware (Incorporated by reference to Exhibit 3.3 of the Company's Current


                  Report on Form 8-K dated July 9, 1997 as filed with the Securities and Exchange Commission).

         4.1 Specimen Stock Certificate of the Company (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration Number 333-25551) as filed with the Securities and Exchange Commission).

         10.1 Amendment 2 to Agreement for Information Technology Services between SC Holding, Inc. and Integrated Systems Solutions Corporation dated July 31, 1997.

         10.2 Loan and Security Agreement by and between National Bank of Canada and the Company, dated as of June 6, 1997 (Incorporated by reference to Exhibit 10.34 of the Company's Current Report on Form 8-K dated June 27, 1997 as filed with the Securities and Exchange Commission).

         10.3 Simione Central Holdings, Inc. Omnibus Equity-based Incentive Plan (Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-1 (Registration Number 333-25551) as filed with the Securities and Exchange Commission).

         10.4 Simione Central Holdings, Inc. 1997 Non-Qualified Formula Stock Option Plan (Incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1 (Registration Number 333-25551) as filed with the Securities and Exchange Commission).

         11.1     Computation of Earnings per Share.

         27.1     Financial Data Schedule (for SEC use only).

(b)   Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K on June 27, 1997 announcing the execution of a Loan and Security Agreement by and between National Bank of Canada and the Company dated as of June 6, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SIMIONE CENTRAL HOLDINGS, INC.


         Dated: August 13, 1997            By: /s/ James R. Henderson
                                               --------------------------
                                           JAMES R. HENDERSON
                                           Chief Executive Officer and President


         Dated: August 13, 1997            By: /s/ Lori N. Siegel
                                              ---------------------------
                                           LORI N. SIEGEL
                                           Chief Financial Officer

                                  EXHIBIT INDEX


     Exhibit No.                        Description
     -----------                        -----------

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

         3.3      Certificate of Ownership Merging Simione Central Holdings,
                  Inc. into InfoMed Holdings, Inc. (Incorporated by reference to
                  Exhibit 3.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission).

         3.4 Certificate of Amendment of the Certificate of Incorporation of Simione Central Holdings, Inc., filed June 30, 1997 with the Secretary of State of the Sate of Delaware (Incorporated by reference to Exhibit 3.3 of the Company's Current Report on Form 8-K dated July 9, 1997 as filed with the Securities and Exchange Commission).

         4.1 Specimen Stock Certificate of the Company (Incorporated by reference to Exhibit 4.1 of the Company's Registration
                  Statement on Form S-1 (Registration Number 333-25551) as filed with the Securities and Exchange Commission).

         10.1 Amendment 2 to Agreement for Information Technology Services between SC Holding, Inc. and Integrated Systems Solutions
                  Corporation dated July 31, 1997.

         10.2     Loan and Security Agreement by and between National Bank of
                  Canada and the Company, dated as of June 6, 1997 (Incorporated by reference to Exhibit 10.34 of the Company's Current Report on Form 8-K dated June 27, 1997 as filed with the Securities and Exchange Commission).

         10.3     Simione Central Holdings, Inc. Omnibus Equity-based Incentive
                  Plan (Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-1 (Registration
                  Number 333-25551) as filed with the Securities and Exchange
                  Commission).

         10.4     Simione Central Holdings, Inc. 1997 Non-Qualified Formula
                  Stock Option Plan (Incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1
                  (Registration Number 333-25551) as filed with the Securities and Exchange Commission).

         11.1     Computation of Earnings per Share.

         27.1     Financial Data Schedule (for SEC use only).
