Form 10-Q
period 1997-09-30
SIMIONE CENTRAL HOLDINGS INC
filed 1997-11-13
CIK 896157

===============================================================================

                                   FORM 10-Q

                            -----------------------
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

   (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE PERIOD ENDED SEPTEMBER 30, 1997

                                 OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                to
                                           --------------    ------------


                        Commission File Number: 0-22162

                         SIMIONE CENTRAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                             22-3209241
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                        Identification No.)

       6600 POWERS FERRY ROAD                               30339
       ATLANTA, GEORGIA                                     (zip code)
       (Address of principal
       executive offices)

       (Registrant's telephone number, including area code) (770) 644-6700


                                      N/A
                                      ---
 (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   ----
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                  Outstanding at
           Class                                  10/31/97
           -----                                  --------
           COMMON STOCK, $.001 PAR VALUE          8,506,925 SHARES

===============================================================================

                         SIMIONE CENTRAL HOLDINGS, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

         PART I.     FINANCIAL INFORMATION

         Item 1.     Consolidated Financial Statements

                     Consolidated Balance Sheets - December 31, 1996 and September 30, 1997 (unaudited).

                     Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 1996 and 1997 (unaudited).

                     Consolidated Statements of Shareholders' Equity - For the Nine Months Ended September 30, 1997
                     (unaudited).

                     Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1996 and 1997 (unaudited).

                     Notes to Consolidated Financial Statements -
                     September 30, 1997 (unaudited).

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

         Item 3.     Defaults Upon Senior Securities

         Item 4.     Submission of Matters to a Vote of Security Holders

         Item 5.     Other Information

         Item 6.     Exhibits and Reports on Form 8-K

                     SIGNATURES

                        SIMIONE CENTRAL HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS



                                                                                 September 30,           December 31,
                                                                                     1997                  1996
                                                                               -----------------       --------------
                                                                                  (unaudited)

                                            ASSETS
Current assets:
        Cash and cash equivalents                                              $    19,530,966       $      3,384,728
        Accounts receivable, net of allowance for doubtful
          accounts of $1,278,312 and $1,063,014 respectively                         8,820,990              5,651,415
        Prepaid expenses and other current assets                                      716,579                870,729
                                                                               ---------------       ----------------
          Total current assets                                                      29,068,535              9,906,872

Purchased software, furniture and equipment, net                                     1,923,833              1,867,996
Intangible assets, net                                                               5,192,490              5,922,755
Restricted cash at December 31, 1996 and other assets                                  198,295              1,078,056
                                                                               ---------------       ----------------
          Total assets                                                         $    36,383,153       $     18,775,679
                                                                               ===============       ================


                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

        Lines of credit                                                        $     1,013,321       $              -
        Accounts payable                                                             1,643,833              3,199,353
        Accrued compensation expense                                                 1,028,920                666,650
        Accrued liabilities                                                          2,787,419              3,251,636
        Customer deposits                                                            2,019,033              1,679,565
        Unearned revenues                                                              984,722              2,006,044
        Current portion of capital lease obligations                                   303,311                306,466
                                                                               ---------------       ----------------
          Total current liabilities                                                  9,780,559             11,109,714

Notes payable and capital lease obligations, less current portion                      291,485              2,986,267

Commitments and contingencies

Shareholders' equity:
        Preferred stock, $.001 par value; 10,000,000 shares authorized;
          none issued or outstanding                                                         -                      -
        Common stock, $.001 par value; 20,000,000 shares authorized;
          8,501,245 and 5,952,166 shares issued and outstanding,
          respectively                                                                   8,501                  5,952
        Additional paid-in capital                                                  41,483,552             23,216,050
        Stock subscription receivable                                                        -               (850,000)
        Accumulated deficit                                                        (15,180,944)           (17,692,304)
                                                                               ---------------       ----------------
          Total shareholders' equity                                                26,311,109              4,679,698
                                                                               ---------------       ----------------

          Total liabilities and shareholders' equity                           $    36,383,153       $     18,775,679
                                                                               ===============       ================


          See notes to consolidated financial statements (unaudited)

                        SIMIONE CENTRAL HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)





                                            Three Months Ended September 30,                 Nine Months Ended September 30,
                                           ---------------------------------------       ----------------------------------------
                                                1997                   1996                   1997                    1996
                                           ----------------      -----------------       ----------------       -----------------
Net revenues:
    Shared resource solution                 $     2,904,353       $      3,680,536        $     7,959,809       $      10,345,247
    In-house solution                              4,562,906                      -             11,669,443                       -
    Agency support and consulting services         4,641,948              1,838,619             15,147,462               5,687,870
                                             ---------------       ----------------        ---------------       -----------------
        Total net revenues                        12,109,207              5,519,155             34,776,714              16,033,117

Costs and expenses:

    Cost of revenues                               5,516,213              3,355,961             16,131,302               9,928,673
    Selling, general and administrative            3,319,884              1,252,389              9,783,031               3,414,343
    Research and development                       1,730,625              1,333,345              5,172,905               3,681,549
    Amortization and depreciation                    411,047                129,952              1,238,644                 362,448
                                             ---------------       ----------------        ---------------       -----------------
         Total costs and expenses                 10,977,769              6,071,647             32,325,882              17,387,013
                                             ---------------       ----------------        ---------------       -----------------

     Income (loss) from operations                 1,131,438               (552,492)             2,450,832              (1,353,896)

Other income (expense):
    Interest expense                                 (40,767)               (27,360)              (185,702)                (52,601)
    Interest and other income                        201,675                 59,441                246,230                 145,993
                                             ---------------       ----------------        ---------------       -----------------
Net income (loss)                            $     1,292,346       $       (520,411)       $     2,511,360       $      (1,260,504)
                                             ===============       ================        ===============       =================

Net income (loss) per share                  $          0.14       $          (0.13)       $          0.33       $           (0.34)
                                             ===============       ================        ===============       =================

Weighted average common and
    common equivalent shares                       9,051,656              3,959,274              7,624,199               3,736,716
                                             ===============       ================        ===============       =================



           See notes to consolidated financial statements (unaudited)

                        SIMIONE CENTRAL HOLDINGS, INC.

               CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)


                                                                             Additional            Stock
                                                               Common          Paid-in         Subscription         Accumulated
                                              Shares           Stock           Capital          Receivable            Deficit
                                          --------------    -----------   ----------------   ----------------    ----------------
Balance at December 31, 1996                  5,952,166     $     5,952      $ 23,216,050    $      (850,000)     $  (17,692,304)

Issuance of 549,079 shares of
$.001 par value common stock
from exercise of stock options and
and warrants                                    549,079             549           550,284                  -                   -

Issuance of 2,000,000 shares of
$.001 par value common stock,
net of offering costs                         2,000,000           2,000        17,717,218

Payment of stock subscription                         -               -                 -            850,000                   -

Net income                                            -               -                 -                  -           2,511,360
                                             ----------     -----------      ------------    ---------------      --------------

Balance at September 30, 1997                 8,501,245     $     8,501      $ 41,483,552    $             -      $  (15,180,944)
                                             ==========     ===========      ============    ===============      ==============



           See notes to consolidated financial statements (unaudited)

                        SIMIONE CENTRAL HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                             Nine Months Ended September 30,
                                                                            ---------------------------------
                                                                                 1997              1996
                                                                            ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $  2,511,360       $ (1,260,504)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH USED IN OPERATING
ACTIVITIES:
   Provision for doubtful accounts                                                 800,087             47,132
   Amortization and depreciation                                                 1,238,644            362,448
   Loss on sale of assets                                                           28,426                 --

CHANGES IN ASSETS AND LIABILITIES:
   Accounts receivable                                                          (3,969,662)        (1,504,589)
   Prepaid expenses and other current assets                                       154,150           (386,430)
   Other assets                                                                   (120,239)                --
   Accounts payable                                                             (1,555,520)         1,423,375
   Accrued compensation expense                                                    362,270            144,607
   Accrued liabilities                                                            (434,045)            53,740
   Customer deposits                                                               339,468                 --
   Unearned revenues                                                            (1,021,322)          (139,434)
                                                                              ------------       ------------
        Net cash used in operating activities                                   (1,666,383)        (1,259,655)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of consulting division of Simione & Simione                                    --         (2,000,000)
Purchase of software, furniture and equipment                                     (566,561)          (369,089)
(Increase) decrease in restricted cash                                           1,000,000         (1,000,000)
Purchase of intangible assets                                                           --           (114,647)
                                                                              ------------       ------------
        Net cash provided by (used in) investing activities                        433,439         (3,483,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from former parent company                                         --          4,000,000
Proceeds from repayment of stock subscription                                      850,000                 --
Proceeds from (payment on) notes payable                                        (1,486,479)         1,805,000
Proceeds from issuance of common stock less offering costs
   of $2,280,782                                                                17,719,218            229,609
Proceeds from officer loans                                                             --            252,075
Payments to former parent company                                                       --            225,814
Principal payments on capital lease obligations                                   (224,218)                --
Payments of related party notes                                                    (30,172)                --
Proceeds from exercise of stock options and warrants                               550,833                 --
                                                                              ------------       ------------
        Net cash provided by financing activities                               17,379,182          6,512,498
                                                                              ------------       ------------
        Net increase in cash and cash equivalents                               16,146,238          1,769,107

Cash and cash equivalents, beginning of period                                   3,384,728            323,023
                                                                              ------------       ------------

Cash and cash equivalents, end of period                                      $ 19,530,966       $  2,092,130
                                                                              ============       ============

Supplemental disclosure of non-cash investing activities
   Software, furniture and equipment obtained through capital leases          $     39,904       $         --



          See notes to consolidated financial statements (unaudited)

                         SIMIONE CENTRAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

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

Certain prior period amounts have been reclassified to conform to the 1997 financial statement presentation.

DESCRIPTION OF BUSINESS

The Company is a leading provider of integrated systems and services designed to enable home health care providers to more effectively operate their businesses and compete in a managed care environment. The Company offers two systems which provide a core platform of software applications and can also incorporate specialized selected modules to enable customers to generate and utilize comprehensive financial, operational and clinical information. The Company's Shared Resource Solution offers customers an outsourcing opportunity which incorporates the Company's proprietary NAHC IS application software. Under this arrangement, the Company operates a data center which stores customer data and allows them real-time, secure access through a wide area communications network. The Company's In-House Solution, STAT 2, offers similar functionality, but is licensed to customers for use on their own computer systems. In addition to these two system solutions, the Company's home health care consulting services assist providers in addressing the challenges of reducing costs, maintaining quality, streamlining operations and re-engineering organizational structures. The Company also provides comprehensive agency support services which include administrative, billing and collection, training, reimbursement and financial management services, among others.

                         SIMIONE CENTRAL HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

NOTE 2 - ACQUISITION

On October 8, 1996, IMHI merged with CHMS. The merger was accounted for as a reverse acquisition for financial reporting purposes. CHMS is considered the acquiring company; hence, the historical financial statements of CHMS became the historical financial statements of IMHI and include the results of operations of IMHI only from the effective acquisition date.

Unaudited pro forma information giving effect to the acquisition as if it took place on January 1, 1996 follows:


                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                         ------------------        -----------------
                                                         SEPTEMBER 30, 1996        SEPTEMBER 30, 1996
                                                         ------------------        ------------------
Net revenues                                               $   8,071,000             $   24,813,000
Net loss                                                   $    (658,000)            $  (13,775,000)

Net loss per share                                         $       (0.11)            $        (2.42)

Weighted average common shares                                 5,908,000                  5,685,000



The three months ended September 30, 1996 pro forma net loss includes a net charge of $149,000 for additional amortization expense related to the allocation of purchase price to intangible assets and for decreased depreciation expense related to a reduction in value of fixed assets acquired. The nine months ended September 30, 1996 pro forma net loss includes pro forma adjustments for a $12,574,000 charge to operations for purchased in-process research and development costs, and a net charge of $446,000 for additional amortization expense related to the allocation of purchase price to intangible assets and for decreased depreciation expense related to a reduction in value of fixed assets acquired. This pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisition had been effective on the date indicated.

NOTE 3 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

On May 1, 1997, the Company redeemed its $1 million certificate of deposit to pay down and terminate its $1 million line of credit. The line was secured by the certificate of deposit which was reported as restricted cash as of December 31, 1996.

On June 6, 1997, the Company entered into a Loan and Security Agreement with a bank. Pursuant to the Agreement, the bank agreed to make available to the Company a revolving credit facility, the maximum principal amount of which at any time must be equal to the lesser of $5 million or the "borrowing base" then in effect. Interest will accrue at a variable rate per annum equal to the prime rate plus 0.25% (8.75% as of September 30, 1997). Under the terms of the Agreement, the Company granted to the bank a security interest in all accounts, inventory, equipment, and general intangibles. Additionally, borrowings under this agreement are secured by the outstanding capital stock of the Company's subsidiaries. The Company's subsidiaries have also guaranteed the Company's obligations to the bank under the Agreement. As of September 30, 1997, $1,013,000 was outstanding and $3,987,000 was available for use.

On June 24, 1997, the Company utilized $1.5 million from this newly acquired revolving credit facility to pay down and terminate the $1.5 million line of credit outstanding with another bank.

                        SIMIONE CENTRAL HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997
                                  (UNAUDITED)

NOTE 4 - INCOME TAXES

At December 31, 1996, the Company had approximately $5,975,000 of net operating losses ("NOL") for income tax purposes available to offset future taxable income. Such losses expire $3,159,000 in 2010 and $2,816,000 in 2011 and may be subject to certain limitations for changes in ownership. For the nine months ended September 30, 1997, the Company has applied a portion of this NOL against income tax expense for financial reporting purposes. A valuation allowance reducing net deferred tax assets recognized to zero has been recorded based on management's assessment that it is not "more likely than not" that the assets are realizable as of September 30, 1997.

NOTE 5 - MAJOR CUSTOMERS AND TRANSACTIONS WITH FORMER PARENT COMPANY

For the three months and the nine months ended September 30, 1997, affiliates of Columbia/HCA Healthcare Corporation accounted for approximately 47.0% and 50.1%, respectively, of the Company's total net revenue and for 35.0% of net accounts receivable at September 30, 1997.

Through October 31, 1996, the Company derived revenue from charges for the services provided to the home health care agencies wholly-owned by the Company's former parent, Central Health Holding Company, Inc. ("CHHC"). The charges were recorded, for purposes of these consolidated financial statements, in an amount equal to the cost of the services being provided and therefore generated no operating profit. Cost-based revenues from CHHC of $3,433,000, or 62.2% of total net revenues, were recognized for the three months ended September 30, 1996 and $10,415,000 or 65.0% of total net revenues for the nine months ended September 30, 1996. In addition, CHHC charged the Company a management fee for certain services provided to the Company based on the allocated direct cost of the various services provided. Management fees in the amount of $126,000 and $266,000 were incurred for the three months and nine months ended September 30, 1996.

NOTE 6 - RECENTLY ADOPTED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued a new accounting pronouncement, SFAS No. 128, "Earnings per Share", which will change the current method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share" amounts, as defined. SFAS No. 128 will be effective for the Company's quarter and year ending December 31, 1997, and upon adoption, all prior-period earnings per share data presented shall be restated to conform with the provisions of the new pronouncement. Application earlier than the Company's quarter ending December 31, 1997 is not permitted. The restated basic and diluted earnings or loss per share to be reported upon adoption of SFAS No. 128 will not differ from amounts reported under existing accounting rules for all periods reported by the Company through December 31, 1996. The Company has not evaluated the impact of SFAS No. 128, if any, on the amounts reported as of September 30, 1997.

                        SIMIONE CENTRAL HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)



NOTE 7 - SHAREHOLDERS' EQUITY

On July 1, 1997, the Registration Statement, filed by the Company with the Securities and Exchange Commission on Form S-1, became effective. In conjunction with the effectiveness of the Registration Statement, the Company had a one-for-two reverse stock split of the Company's outstanding common stock. The Company sold 2,000,000 (post-reverse split) shares of its common stock for $10.00 per share and received approximately $17.7 million in net proceeds. A shareholder also sold 1,220,000 (post-reverse split) shares for $10.00 per share. The Company did not receive any of the proceeds from the sale of shares by the selling shareholder.

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

OVERVIEW

The Company is a leading provider of integrated systems and services designed to enable home health care providers to more effectively operate their businesses and compete in a managed care environment. The Company offers two systems which provide a core platform of software applications and can also incorporate selected specialized modules to enable customers to generate and utilize comprehensive financial, operational and clinical information. The Company's Shared Resource Solution offers customers an outsourcing opportunity which incorporates the Company's proprietary NAHC IS application software. Under this arrangement, the Company operates a data center which stores customer data and allows them real-time, secure access through a wide area communications network. The Company's In-House Solution, STAT 2, offers similar functionality, but is licensed to customers for use on their own computer systems. In addition to these two systems solutions, the Company's home health care consulting services assist providers in addressing the challenges of reducing costs, maintaining quality, streamlining operations and re-engineering organizational structures. The Company also provides comprehensive agency support services which include administrative, billing and collection, training, reimbursement, and financial management services, among others.

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

The Company defines recurring revenues as revenues derived under multi-year contracts in addition to annual software support agreements. These revenues were approximately $7.1 million, or 58.4% and $21.7 million or 62.3% of total net revenues, for the three months and nine months ended September 30, 1997, respectively and $600,000 or 10.8% and $1.6 million, or 9.8% of total net revenues, for the three months and nine months ended September 30, 1996, respectively.

For the three months and nine months ended September 30, 1996, 62.2% and 65.0%, respectively, of the Company's total net revenues were derived from contracts with home health care agencies wholly-owned by the Company's former parent, Central Health Holding Company, Inc. ("CHHC"). These contracts were terminated October 31, 1996, in connection with the sale of CHHC to Columbia/HCA Healthcare Corporation ("Columbia/HCA"). Revenues derived from these contracts were recorded in an amount equal to the costs of the services provided, and, as a result, the Company recognized no operating profit under these contracts. Subsequent to the sale of CHHC to Columbia/HCA, affiliates of Columbia/HCA entered into multi-year contracts with the Company to provide its Shared Resource Solution as well as agency support services to certain of the home health care agencies formerly owned by CHHC. The historical results of operations attributable to the terminated CHHC contracts may not therefore be indicative of future results of operations. For the three months and nine months ended September 30, 1997, the Company derived 47.0% and 50.1%, respectively, of its total net revenues from affiliates of Columbia/HCA. The loss of any of the Columbia/HCA contracts could have a material adverse impact on the Company's business, financial position and results of operations.

The Company believes that continued development and enhancement of its software systems is critical to its future success, and anticipates that the total amount of research and development expense will continue to increase, but should decrease as a percentage of total net revenues as the Company grows its revenues. Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. For the three months and nine months ended September 30, 1997, the Company's capitalized computer software development costs were approximately $45,000 and $136,000, respectively.

                         SIMIONE CENTRAL HOLDINGS, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



BACKLOG

The Company had backlog associated with its In-House Solution of approximately $7.7 million on September 30, 1997. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees and professional services. The length of time required to complete an implementation depends on many factors outside the control of the Company, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete the implementation process. As a result, the Company may be unable to predict accurately the amount of revenue it will recognize in any period and therefore can make no assurances that the amounts in backlog will be recognized in the next twelve months.

The Company enters into multi-year contracts with its customers in connection with its Shared Resource Solution. In general, these contracts provide for the payment of monthly fees based on the number of billed home care visits made by the customer. Accordingly, the Company does not maintain a backlog with respect to its Shared Resource Solution.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net Revenues. Total net revenues for the three months ended September 30, 1997 increased $6.6 million, or 119.4%, to $12.1 million as compared to the three months ended September 30, 1996. This increase includes $4.6 million attributable to the business acquired in the InfoMed Holdings, Inc. ("IMHI") acquisition which was completed in October 1996, $5.0 million from new contracts with affiliates of Columbia/HCA and a decrease of $3.4 million resulting from the termination of contracts with home health care agencies wholly-owned by CHHC.

Cost of Revenues. Total costs of revenues increased $2.2 million, or 64.4%, to $5.5 million for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The increase includes $1.2 million in costs attributable to the business acquired in the IMHI acquisition and the remainder primarily relates to increases in personnel. As a percentage of total net revenues, total costs of revenues decreased to 45.6% for the three months ended September 30, 1997 from 60.8% for the three months ended September 30, 1996. This reduction as a percentage of total net revenues is principally due to the higher margins related to the business acquired in the IMHI acquisition, and increased margins derived from new customers.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended September 30, 1997 increased $2.1 million to $3.3 million as compared to the three months ended September 30, 1996. This increase includes $1.3 million in costs attributable to the business acquired in the IMHI acquisition and the remainder principally relates to increased administrative personnel to support growth. As a percentage of total net revenues, selling, general and administrative expenses were 27.4% for the three months ended September 30, 1997 compared with 22.7% for the three months ended September 30, 1996. The Company believes that selling, general and administrative expenses should continue to decrease as a percentage of total net revenues assuming that the Company's revenues continue to increase.

Research and Development Expenses. Research and development expenses increased approximately $400,000, or 29.8%, to $1.7 million for the three months ended September 30, 1997, as compared to the three months ended September 30, 1996. The increase is principally attributable to the business acquired in the IMHI acquisition. As a percentage of total net revenues, these expenses decreased to 14.3% for the three months ended September 30, 1997, from 24.2% for the three months ended September 30, 1996. This percentage decrease reflects the increase in total net revenues compared to a relatively constant level of dollar expenses. The Company anticipates that the total dollar amount of research and development expense will continue to increase or remain constant, although such expenses should not increase as a percentage of total net revenues assuming that the Company's revenues continue to increase.

                         SIMIONE CENTRAL HOLDINGS, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(CONTINUED)

Amortization and Depreciation. Total depreciation and amortization expense for the three months ended September 30, 1997 increased by approximately $300,000 to approximately $400,000 as compared to the three months ended September 30, 1996. This increase includes approximately $200,000 of amortization expense related to the $4.2 million of intangible assets recorded in the IMHI acquisition, and the remainder relates to increased depreciation expense.

Other Income (Expense). Interest expense for the three months ended September 30, 1997 and 1996 relates to borrowings under the Company's line of credit agreements. Interest and other income for the three months ended September 30, 1997 and 1996 consists principally of interest income related to the Company's short-term cash and restricted cash investments. The increase of approximately $140,000 is principally attributable to the $18 million in net proceeds from the issuance of 2,000,000 shares of its common stock at $10.00 per share on July 1, 1997 in conjunction with a Registration Statement filed with the Securities and Exchange Commission.

Income Taxes. At December 31, 1996, the Company had net operating losses ("NOL") carryforwards for federal and state income tax purposes of $6.0 million, which expire at various dates through 2011, if not utilized. The Company also has research and development and alternative minimum tax credits ("tax credits") of approximately $96,000 available to reduce future income tax liabilities. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL and tax credit carryforwards may be limited as to their utilization in any year. The Company has concluded that it is more likely than not that these NOLs and tax credit carryforwards will not be utilized based on a weighing of evidence at September 30, 1997, and as a result, a 100% deferred tax valuation allowance has been recorded against these assets. Approximately $500,000 of the total deferred tax asset relates to the IMHI acquisition and, if and when realized, will result in a credit to intangible assets recorded in the acquisition. For the three months ended September 30, 1997, the Company has applied a portion of the NOL against income tax expense for financial reporting purposes.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 AND  1996

Net Revenues. Total net revenues for the nine months ended September 30, 1997 increased $18.7 million, or 116.9%, to $34.8 million as compared to the nine months ended September 30, 1996. This increase includes $11.7 million attributable to the business acquired in the InfoMed Holdings, Inc. ("IMHI") acquisition which was completed in October 1996, $15.6 million from new contracts with affiliates of Columbia/HCA and a decrease of $10.4 million resulting from the termination of contracts with home health care agencies wholly-owned by CHHC.

Cost of Revenues. Total costs of revenues increased $6.2 million, or 62.5%, to $16.1 million for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The increase includes $3.3 million in costs attributable to the business acquired in the IMHI acquisition and the remainder primarily relates to increases in personnel. As a percentage of total net revenues, total costs of revenues decreased to 46.4% for the nine months ended September 30, 1997 from 61.9% for the nine months ended September 30, 1996. This reduction as a percentage of total net revenues is principally due to the higher margins related to the business acquired in the IMHI acquisition, and increased margins derived from new customers.

                         SIMIONE CENTRAL HOLDINGS, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(CONTINUED)

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the nine months ended September 30, 1997 increased $6.4 million to $9.8 million as compared to the nine months ended September 30, 1996. This increase includes $3.8 million in costs attributable to the business acquired in the IMHI acquisition and the remainder principally relates to increased administrative personnel to support growth. As a percentage of total net revenues, selling, general and administrative expenses were 28.1% for the nine months ended September 30, 1997 compared with 21.3% for the nine months ended September 30, 1996. The Company believes that selling, general and administrative expenses should decrease as a percentage of total net revenues assuming that the Company's revenues continue to increase.

Research and Development Expenses. Research and development expenses increased approximately $1.5 million, or 40.5%, to $5.2 million for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996. The increase is principally attributable to the business acquired in the IMHI acquisition. As a percentage of total net revenues, these expenses decreased to 14.9% for the nine months ended September 30, 1997, from 23.0% for the nine months ended September 30, 1996. This percentage decrease reflects the increase in total net revenues compared to a relatively constant level of dollar expenses. The Company anticipates that the total dollar amount of research and development expense will continue to increase although such expenses should not increase as a percentage of total net revenues assuming that the Company's revenues continue to increase.

Amortization and Depreciation. Total depreciation and amortization expense for the nine months ended September 30, 1997 increased by approximately $900,000 to approximately $1.2 million as compared to the nine months ended September 30, 1996. This increase includes approximately $600,000 of amortization expense related to the $4.2 million of intangible assets recorded in the IMHI acquisition, and the remainder relates to increased depreciation expense.

Other Income (Expense). Interest expense for the nine months ended September 30, 1997 and 1996 relates to borrowings under the Company's line of credit agreements. Interest and other income for the nine months ended September 30, 1997 and 1996 consists principally of interest income related to the Company's short-term cash and restricted cash investments. The increase of approximately $100,000 is principally attributable to the $18 million in net proceeds from the issuance of 2,000,000 shares of its common stock at $10.00 per share on July 1, 1997 in conjunction with a Registration Statement filed with the Securities and Exchange Commission.

Income Taxes. At December 31, 1996, the Company had net operating losses ("NOL") carryforwards for federal and state income tax purposes of $6.0 million, which expire at various dates through 2011, if not utilized. The Company also has research and development and alternative minimum tax credits ("tax credits") of approximately $96,000 available to reduce future income tax liabilities. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL and tax credit carryforwards may be limited as to their utilization in any year. The Company has concluded that it is more likely than not that these NOLs and tax credit carryforwards will not be utilized based on a weighing of evidence at September 30, 1997, and as a result, a 100% deferred tax valuation allowance has been recorded against these assets. Approximately $500,000 of the total deferred tax asset relates to the IMHI acquisition and, if and when realized, will result in a credit to intangible assets recorded in the acquisition. For the nine months ended September 30, 1997, the Company has applied a portion of the NOL against income tax expense for financial reporting purposes.

                         SIMIONE CENTRAL HOLDINGS, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1997, the Company's cash and cash equivalents increased by approximately $16.1 million. The increase was primarily due to the receipt of $17.7 million in net proceeds from the issuance of 2,000,000 shares of its common stock at $10.00 per share on July 1, 1997 in conjunction with a Registration Statement filed with the Securities and Exchange Commission. The proceeds from this offering combined with operating cash flows of $4.6 million for the nine months ended September 31, 1997 were offset by an increase in accounts receivable of $4.0 million and a net decrease in accounts payable, accrued compensation expense and accrued liabilities of $1.6 million.

The Company entered into a Loan and Security Agreement with a bank. Pursuant to the Agreement, the bank agreed to make available to the Company a revolving credit facility, the maximum principal amount of which at any time must be equal to the lesser of $5 million or the "borrowing base" then in effect. Interest will accrue at a variable rate per annum equal to the prime rate plus 0.25%. Under the terms of the Agreement, the Company granted to the bank a security interest in all accounts, inventory, equipment and general intangibles. Additionally, borrowing's under this agreement are secured by the outstanding capital stock of the Company's subsidiaries. The Company's subsidiaries have also guaranteed the Company's obligations to the bank under the Agreement. The Company utilized $1.5 million from this newly acquired revolving credit facility to pay down and terminate the $1.5 million line of credit outstanding with another bank. As of September 30, 1997, $1,013,000 was outstanding and $3,987,000 was available for use.

The Company believes that its available cash, cash equivalents and cash to be generated from its future results of operations will be sufficient to meet the Company's operating requirements, assuming no change in the operation of the Company's business, for at least the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued a new accounting pronouncement, SFAS No. 128, "Earnings per Share," which will change the current method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share" amounts, as defined. SFAS No. 128 will be effective for the Company's quarter and year ending December 31, 1997, and, upon adoption, all prior period earnings per share data presented shall be restated to conform with the provisions of the new pronouncement. Application earlier than the Company's quarter ending December 31, 1997, is not permitted. The restated basic and diluted earnings or loss per share to be reported upon adoption of SFAS No. 128 will not differ from amounts reported under existing accounting rules for all periods reported by the Company through December 31, 1996. The Company has not evaluated the impact of SFAS No. 128, if any, on the amounts reported as of September 30, 1997.

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings.

                  Neither the Company nor any of its subsidiaries is currently a party to nor the subject of any legal proceedings which would be material to the business or financial condition of the Company on a consolidated basis. The Company was, however, served on July 17, 1997 with an administrative subpoena issued by the United States Department of Health and Human Services, Office of Inspector General (the "Subpoena") in connection with the Inspector General's investigation of certain healthcare businesses. Government officials are reviewing, in connection with the Subpoena, certain of the Company's agency support contracts with affiliates of Columbia/HCA Healthcare Corporation. The Company is cooperating fully with the government and does not currently believe that this inquiry will have any material effect on its overall business or financial condition.

         Item 2.  Change in Securities.

                  None.

         Item 3.  Defaults Upon Senior Securities.

                  None.

         Item 4.  Submission of Matters to a Vote of Security Holders.

                  None.

         Item 5.  Other Information.

                  None.

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

                  3.4 Certificate of Amendment of the Certificate of Incorporation of Simione Central Holdings, Inc., filed June 30, 1997 with the Secretary of State of the State of Delaware (Incorporated by reference to Exhibit 3.3 of the Company's Current Report on Form
                           8-K dated July 9, 1997 as filed with the Securities and Exchange Commission).

                  3.5      Amended and Restated Bylaws of the Company
                           (Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-1
                           (Registration Number 333-25551) as filed with the Securities and Exchange Commission).


              Exhibit No.  Description
              -----------  -----------
                  4.1      Specimen Stock Certificate of the Company
                           (Incorporated by reference to Exhibit 4.1 of the
                           Company's Registration Statement on Form S-1
                           (Registration Number 333-25551) as filed with the
                           Securities and Exchange Commission).

                  4.2 See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Company's Certificate of Incorporation and Bylaws governing rights of holders of securities of the Company.

                  4.3 Registration Rights Agreement dated October 7, 1996 by and among InfoMed Holdings, Inc., those stockholders of Simione Central Holding, Inc.
                           appearing as signatories to the Registration Rights
                           Agreement, and those stockholders of InfoMed
                           Holdings, Inc. appearing as signatories to the Registration Rights Agreement (Incorporated by reference to Exhibit 10.1 of the Company's Current
                           Report on Form 8-K dated October 8, 1996 as filed with the Securities and Exchange Commission).

                  10.1     Amendment 2 to Agreement for Information Technology
                           Services between SC Holding, Inc. and Integrated
                           Systems Solutions Corporation dated July 31, 1997
                           (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated August
                           13, 1997 as filed with the Securities and Exchange
                           Commission).

                  11.1     Computation of Earnings per Share.

                  27.1     Financial Data Schedule (for SEC use only).

         (b)      Reports on Form 8-K:

                  The Company filed a Current Report on Form 8-K on July 8, 1997 announcing that its Board of Directors and stockholders adopted a 1-for-2 reverse stock split that became effective June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SIMIONE CENTRAL HOLDINGS, INC.




Dated: November 13, 1997                         By: /s/ James R. Henderson
                                                    ---------------------------
                                         JAMES R. HENDERSON
                                         Chief Executive Officer and President



Dated: November 13, 1997                         By: /s/ Lori Nadler Siegel
                                                    ---------------------------
                                         LORI NADLER SIEGEL
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

3.4 Certificate of Amendment of the Certificate of Incorporation of Simione Central Holdings, Inc., filed June 30, 1997 with the Secretary of State of the State of Delaware (Incorporated by reference to Exhibit 3.3 of the Company's Current Report on Form 8-K dated July 9, 1997 as filed with the Securities and Exchange Commission).

3.5 Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-1 (Registration Number 333-25551) as filed with the Securities and Exchange Commission).

4.1 Specimen Stock Certificate of the Company (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration Number 333-25551) as filed with the Securities and Exchange Commission).

4.2 See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Company's Certificate of Incorporation and Bylaws governing rights of holders of securities of the Company.

4.3 Registration Rights Agreement dated October 7, 1996 by and among InfoMed Holdings, Inc., those stockholders of Simione Central Holding, Inc. appearing as signatories to the Registration Rights Agreement, and those stockholders of InfoMed Holdings, Inc. appearing as signatories to the Registration Rights Agreement (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 8, 1996 as filed with the Securities and Exchange Commission).

10.1           Amendment 2 to Agreement for Information Technology
               Services between SC Holding, Inc. and Integrated Systems Solutions Corporation dated July 31, 1997 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated August 13, 1997 as filed with the Securities and Exchange Commission).

11.1           Computation of Earnings Per Share.

27.1           Financial Data Schedule (for SEC Use Only).