Form 10-K
period 1997-12-31
SIMIONE CENTRAL HOLDINGS INC
filed 1998-03-31
CIK 896157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         FOR THE TRANSITION PERIOD FROM ___________ TO _______________

                         COMMISSION FILE NUMBER 0-22162

                         SIMIONE CENTRAL HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                      22-3209241
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 6600 POWERS FERRY ROAD, ATLANTA, GEORGIA 30339
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (770) 644-6700

           Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                         ON WHICH REGISTERED
        -------------------                         -------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of the voting stock held by non-affiliates of the Registrant on March 18, 1998: $74,538,275.

         There were 8,524,466 shares of Common Stock outstanding at March 18, 1998.

         Documents incorporated by reference in this Form 10-K: Portions of the definitive proxy statement relating to the 1998 Annual Meeting of Stockholders in Part III, Items 10 (as related to Directors), 11, 12 and 13.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.  Business                                                             1
Item 2.  Properties                                                          13
Item 3.  Legal Proceedings                                                   14
Item 4.  Submission of Matters to a Vote of Security Holders                 14
         Executive Management of the Registrant                              14


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                                 15
Item 6.  Selected Consolidated Financial Data                                16
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           17
Item 8.  Financial Statements and Supplementary Data                         27
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                27


                                    PART III

Item 10. Directors and Executive Officers of the Registrant                  28
Item 11. Executive Compensation                                              28
Item 12. Security Ownership of Certain Beneficial Owners and Management      28
Item 13. Certain Relationships and Related Transactions                      28


                                     PART IV

Item 14. Exhibits, Financial Statements, Financial Statement Schedules
                    and Reports on Form 8-K                                  28

         Index to Consolidated Financial Statements                         F-1




                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART I


ITEM 1.  BUSINESS

         Certain statements set forth in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the safe harbor created by such sections. When used in this report, the words "believe," "anticipate," "estimate," "expect," and similar expressions are intended to identify forward-looking statements. Although Simione Central Holdings, Inc. (the "Company") believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. When appropriate, certain factors that could cause results to differ materially from those projected in the forward-looking statements are enumerated. This Annual Report on Form 10-K should be read in conjunction with the Company's consolidated financial statements and the notes thereto.


OVERVIEW

         The Company is a leading provider of integrated systems and services designed to enable home health care providers to more effectively operate their businesses and compete in a managed care environment. The Company offers several comprehensive and flexible software solutions, each of which provide a core platform of software applications and which incorporate selected specialized modules based on customer demand. These software solutions are designed to enable customers to generate and utilize comprehensive financial, operational and clinical information and are made available to customers in two arrangements: a Shared Resource Solution and an In-House Solution. The Company's Shared Resource Solution offers customers an outsourcing opportunity which incorporates the Company's proprietary software. Under this arrangement, the Company operates a data center which stores customer data and allows real-time, secure access through a wide area communications network. The Company's In-House Solution is licensed to customers for use on their own computer systems. In addition to its software solutions and related software support services, the Company's home health care consulting services assist providers in addressing the challenges of reducing costs, maintaining quality, streamlining operations and re-engineering organizational structures. The Company also provides comprehensive agency support services which include administrative, billing and collection, training, reimbursement and financial management services, among others.

         The Company has recently introduced the following three new products:
(i) SC Synergy, a comprehensive, fully-integrated home health care software product which uses both client/server and IBM's AS400 technology to provide a complete business solution; (ii) MAPP Plus, a fully-automated point-of-care product which incorporates over 60 clinical pathways to collect outcomes data by encounter and over an entire episode of care using a consistent methodology; and
(iii) Enterprize Management Solutions 7.0 ("Enterprize 7.0"), a Windows based product for home medical equipment businesses.

         During 1997, the Company had over 2,100 customers nationwide, including hospital-based companies, free-standing home health care providers, alternate-site care organizations, home medical equipment providers, integrated delivery systems and government-managed organizations. The Company's customers include Columbia/HCA Healthcare Corporation ("Columbia/HCA"), Tenet Healthcare Corporation ("Tenet"), The Visiting Nurse Association of Texas ("VNA - Texas"), Mercy Health Services, a Michigan not-for-profit corporation ("Mercy"), and Advocate Health System ("Advocate").

         Effective December 1, 1997, the Company purchased substantially all of the assets of Dezine Healthcare Solutions, Inc. ("Dezine"), a provider of information solutions for home medical equipment ("HME") businesses. The Company accounted for the acquisition using the purchase method (the "Dezine Acquisition"). Accordingly, the $9.4 million purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values, with approximately $8.1 million allocated to purchased in-process research and development, which was written off as of the date of the Dezine Acquisition. In addition, approximately $1.3 million of the purchase price was allocated to certain identifiable intangible assets and are being amortized over the related assets' useful lives which range from 5 to 10 years.

         For information regarding the Company's history, see Notes 1 and 2 to Notes to Consolidated Financial Statements.

         Unless the context otherwise requires, references to the Company herein include Simione Central Holdings, Inc. and its subsidiaries. The Company's executive offices are located at 6600 Powers Ferry Road, Atlanta, Georgia 30339 and its telephone number is 770-644-6700.


INDUSTRY OVERVIEW

         Home health care is one of the fastest growing segments of the health care industry, with total estimated expenditures having increased to approximately $42 billion in 1997 from approximately $13 billion in 1990. The increasing importance of home health care has principally been a result of significant economic pressures within the health care industry. In recent years, U.S. health care expenditures have increased rapidly and have been estimated to have exceeded $1.1 trillion in 1997. In response to these escalating expenditures, payors, such as Medicare and managed care organizations, have applied increasing pressure on physicians, hospitals and other providers to contain costs. This pressure has led to the growth of lower cost alternate-site care, such as home health care, and to reduced hospital admissions and lengths of stay. In addition, home health care has grown rapidly as a result of advances in medical technology, which have facilitated the delivery of services in alternate sites, demographic trends, such as an aging population, and preferences among patients to receive health care in their homes.

         Home health care consists of many elements, including skilled nursing, durable medical equipment ("DME"), intravenous and infusion therapy ("IV Therapy") and hospice. Historically, this industry has been highly fragmented and characterized by small, local providers offering a limited range of services. With the advent of managed care and integrated delivery systems, home health care providers have had to expand their geographic scope and range of product and service offerings. In addition, the overall growth in the home health care industry has allowed providers to grow and realize increased operating efficiencies. As a result of these developments, the home health care industry has been in a period of rapid consolidation.

          Medicare currently reimburses a majority of home health care services at amounts that cannot exceed the costs of services provided, resulting in a direct relationship between the number of home health care visits and reimbursement. However, the Balanced Budget Act of 1997, enacted on August 5, 1997 (the "BBA"), contained provisions that significantly change the manner in which home health agencies and home care services will be reimbursed in the future by the Medicare and Medicaid programs. Additionally, in late 1997, the Health Care Financing Administration ("HCFA"), the federal agency that administers Medicare reimbursement for the home health care industry, imposed further reimbursement limitations which created restrictions on the amount of cost reimbursement per Medicare beneficiary. In January 1998, HCFA published a notice revising the schedule of limits on home health agency costs for cost reporting periods beginning on or after October 1, 1997, which reduced the cost per visit limitations. At the same time, HCFA issued a rule setting forth the surety bond and capitalization requirements for home health agencies. As mandated by the BBA, HCFA has also announced the implementation, effective October 1, 1999, of a Prospective Payment System ("PPS"), which would limit reimbursement to a fixed amount for all services rendered per episode of care. In addition to the potential impact of PPS, the growth in the number of Medicare members enrolling in managed care plans, which have also begun to take measures to contain costs, will have a significant impact on how providers may operate profitably.

         As a result of consolidation and measures to address ongoing cost pressures, home health care providers will increasingly require enhanced management expertise, specialized industry knowledge and standardized financial, operational and clinical information in order to compete. The Company believes that many existing home health care information systems are inadequate to address the changing needs of home health care providers. Generally, these systems were designed to generate patient billing information and cost reports for Medicare reimbursement and, as a result, may be unable to provide the detailed information required for meaningful business analyses.

THE SIMIONE CENTRAL SOLUTIONS

         The Company offers a comprehensive set of solutions to address the changing needs of home health care providers. These solutions include information systems and support, consulting services and agency support services. The Company's systems and services are designed to enable home health care providers to generate and utilize comprehensive financial, operational and clinical information and address organizational issues in order to make informed decisions, more effectively operate their businesses and compete in a managed care and/or PPS environment. These solutions can be packaged and customized to serve the individual needs of customers.

STRATEGY

         The Company's objective is to enhance its position as a leading provider of solutions to the home health care industry. Principal elements of the Company's strategy include:

         - Leverage Existing Customer Base. The Company currently has a base of over 2,100 customers nationwide. The Company believes that a significant opportunity exists to cross-sell its existing systems and services as well as introduce new systems and enhancements.

         - Generate Recurring Revenue. The Company generates recurring revenue through a combination of annually renewable maintenance agreements and multi-year service contracts. These sources of revenue collectively accounted for 60% of the Company's net revenues in 1997. The Company attempts to maximize recurring revenue opportunities through a combination of periodic system enhancements and comprehensive customer service.

         - Capitalize on Changing Industry Dynamics. As the home health care industry consolidates, the Company believes it is well positioned to increase its market share by leveraging its existing relationships with large providers such as Columbia/HCA, Tenet, Advocate and Mercy. The Company also believes its comprehensive solutions will become increasingly important to home health care providers as they address the challenges presented by health care reform and as integrated delivery systems become more prevalent.

         - Expand Through Acquisitions and Strategic Alliances. Through selective strategic acquisitions such as the Dezine Acquisition, the Company intends to continue to expand its system and service offerings, expand its customer base and increase its market share. The Company also intends to selectively establish strategic alliances to expand its system and service offerings and grow its distribution capabilities. For example, the Company has a marketing agreement with International Business Machines Corporation ("IBM") in order to leverage IBM's presence in the hospital and integrated delivery system marketplace.

         - Broaden System and Service Lines. The Company has recently introduced three new products: SC Synergy, MAPP Plus and Enterprize 7.0. The Company intends to continue to develop and enhance its systems and services and is developing several new products and enhancements.


SYSTEMS AND SERVICES

         The Company provides a comprehensive set of solutions for home health care providers through a broad range of systems and services, including: (i) several comprehensive, flexible software solutions; (ii) software support services; (iii) comprehensive agency support services; and (iv) consulting services. These systems and services are designed to address the evolving strategic, financial, operational and clinical needs of home health care providers as illustrated below:

[Graphic illustration enumerating the various strategic, operational, financial and clinical needs of home health care providers.]

INFORMATION SYSTEMS

         The Company offers several comprehensive and flexible software solutions to meet various customers' needs. Each of these solutions offers a core platform of software applications which address the complete business requirements of home health care providers. These applications are designed to provide real-time reporting capabilities, speed information processing, reduce redundant data entry, improve efficiencies and assist management with making informed decisions. In addition to the core elements, the Company offers several specialized modules that can be integrated with the Company's core applications based on customer demand.

Core Software Solutions.  The Company's core software solutions are as follows:

         STAT2. A complete, flexible and fully-integrated home health care management system. The STAT2 core platform of software applications includes:

                  Client Intake                      Billing/Accounts Receivable
                  Treatment Plans                    General Ledger
                  Employee Tracking                  Accounts Payable
                  Scheduling                         Payroll
                  Electronic Transmission/
                  Remittance

         This core functionality can be enhanced with specialized modules including hospice, IV Therapy, DME, imaging, telephony and cost reporting. The STAT2 system allows a customer to exchange clinical and financial information with external systems in either a real-time or batch mode through interface engine technology or customized interfaces.


         NAHC IS. The Company's second complete, fully integrated home health care management system. The NAHC IS core platform of software applications contains similar functionality as the STAT2 system. In addition, NAHC IS' core functionality includes the following applications:

                   Human Resources               Purchasing/Inventory Management
                   Fixed Asset Management        Occurrence Tracking

         Both the STAT2 and NAHC IS software systems are designed to increase staff productivity by fully integrating the systems' clinical, financial and operational applications and thereby eliminating redundant data entry. These solutions emphasize their ability to customize system features as well as their ability to expand with the customer's business. A major feature of each system is its real-time reporting capabilities.

         DME IV. A PC-based software application for home medical equipment and medical supply businesses. The DME IV core platform of software applications includes:

                   Order Entry                   Billing
                   Inventory Management          Accounts Receivable
                   General Ledger                Purchase Orders

         DME IV features the following add-on modules: Retail Sales, Bar Coding and IV Therapy. Versions of this software are available for any size operation. The software provides easy to use data import/export capabilities.

Software Delivery Arrangements. The Company offers two different delivery options for its software solutions: the Shared Resource Solution and the In-House Solution.

         Shared Resource Solution. The Company's Shared Resource Solution offers an outsourcing opportunity which can incorporate any of the Company's proprietary software. Under this arrangement, the Company operates a data center which stores customer data and allows customers real-time, secure access through a wide area communications network. The services provided by the Company include processing access to computer and communication hardware, disaster recovery services, new technology and capacity upgrades and software support. The host systems, which are maintained by Integrated Systems Solutions Corporation, a subsidiary of IBM ("IBM Global Services"), can be accessed by customers using their own workstations or LAN-based PCs over secure network connections, which allow customers to input, modify, access and analyze data on a real-time basis.

         The Shared Resource Solution allows customers to reduce up-front capital costs and minimize the need for in-house technical personnel. Moreover, customers obtain immediate expansion capabilities and automatic system upgrades and enhancements. The Company believes that the Shared Resource Solution is well-suited for the needs of a consolidating industry since it allows customers to avoid having to deploy and maintain extensive networks. The Company prices its Shared Resource Solution under two different pricing models which result in recurring monthly user fees based on either the number of users accessing the system or the number of billed home health care visits for its certified home health care customers. Revenues derived from contracts for these services typically range from several hundred thousand dollars to several million dollars per year.

         In-House Solution. For customers who have already made, or are planning to make, an investment in a data center, information systems personnel and either remote site connection equipment or a wide area communications network, the Company offers its In-House Solution. Under this arrangement, the selected software solution is licensed to customers for use on their own computer system which allows them to manage their financial, operational and clinical data. Customers obtain non-exclusive licenses of the selected system software modules for a license fee and contract for annual maintenance and support services. The selected software system can be loaded on a customer's existing customer hardware or on new hardware ordered by the Company on behalf of the customer for installed delivery. License fees are determined by the number of software modules licensed and by the number of users accessing the system and can range from ten thousand dollars to a few million dollars.

Specialized Software Solutions. The Company offers the following specialized software solutions:

         STAT2 Medical Records. STAT2 Medical Records is designed to help STAT2 customers improve patient care while reducing costs through improved productivity. STAT2 Medical Records allows field staff, using handheld point-of-care units, to enter, update and transmit patient information from remote locations to the home office via modem connection, updating the central STAT2 system on a real-time basis. Customers can use STAT2 Medical Records to measure outcomes, establish or import clinical pathways and report on variances to a care plan. STAT2 Medical Records is comprised of modules which are integrated with other clinical, financial and operational STAT2 system software modules for collaborative reporting and analysis.

         SC STATScan. SC STATScan is a Windows-based imaging system which scans and stores paper forms into a customer's system. Documents are scanned, digitized, stored on optical disks, indexed according to user defined fields and recalled for instant use. SC STATScan also provides an automated workflow application which allows the user to define the flow of image information to various groups within the organization. Additionally, SC STATScan provides its customers with increased security and control of information, faster information retrieval and an enhanced ability to share information in a real-time environment.

         SC TELTime. SC TELTime is an interactive voice response system which records visit, mileage, payroll and billing data from field staff using telephones in place of computers. This data can be automatically exported into a customer's payroll and billing applications. SC TELTime is designed to provide users with a more cost effective way to record data and produce records and can accelerate a customer's billing activities.

         MAPPScan. The Company's initial version of its Managed Avenue of Patient Progress ("MAPP") point-of-care products is MAPPScan. MAPPScan uses scanning technology to input and analyze a wide array of clinical data. MAPPScan paper documentation incorporates HCFA data elements and utilizes pre-defined pathways which guide patient care delivery and allows for the analysis of data associated with clinical care, outcomes and patient satisfaction.

New Products.  The Company has recently introduced the following new products:

         SC Synergy. A comprehensive, integrated home care information management solution designed to allow home health care providers to more effectively operate their businesses and compete in a managed care environment. This system was developed to replace the Company's NAHC IS software solution and was structured to take advantage of client server/GUI technology as well as the reliability and processing power of IBM's AS400 technology. The system's core applications include:

              Client Intake                    Order Entry
              Verification/Authorization       Resource and Encounter Management
              Admissions                       Revenue Management
              Activity Entry                   Occurrence Tracking
              Accounts Receivable/Collections

         Additionally, the system has significant standard and ad hoc reporting capabilities as well as enhanced data import/export features. This system has been designed to automatically interface with the Company's financial applications (General Ledger, Accounts Payable, Purchasing, Inventory Management, Fixed Assets, Payroll and Human Resources). SC Synergy began initial Beta testing in March 1998 and is expected to be released in the second quarter of 1998.

         MAPP Plus. The Company recently introduced its fully-automated version of its MAPP point-of-care product, MAPP Plus. This product is separately licensed and offers a means of documenting the provision of home health care services and patient outcomes. MAPP collects outcomes data by encounter and over an entire episode of care using a consistent methodology for data collection. MAPP incorporates HCFA data elements and utilizes pre-defined pathways, which may be expanded by the user and guide patient care delivery. The Company has developed a functional level of care model and over 60 clinical pathways related to specific medical diagnoses. MAPP will also generate cost data associated with clinical care, tracks outcomes variances and records patient satisfaction. MAPP's clinical functionality is based on home health care specific clinical knowledgeware developed through years of practical application and clinical research.

         MAPP Plus, utilizes fully-automated front-end data collection via a mobile, pen-based computer and has significant data analysis capabilities. The Company is currently developing modules to its STAT2 and SC Synergy software solutions which will provide users with a seamless interface. MAPP Plus has been in Beta since the fourth quarter of 1997 and is expected to be released in the second quarter of 1998.

         Enterprize 7.0. Enterprize 7.0 is a new product for the home medical equipment provider and has significant enhancements to the Company's current DME IV product. This product features enhanced security, increased reporting capabilities and improved productivity tools as well as significant connectivity improvements. Enterprize 7.0 began initial Beta testing in February 1998 and is expected to be released in the second quarter of 1998.

SERVICE SOLUTIONS

         Software Support Services. The Company believes that providing comprehensive software support services to customers is critical to its success in the home health care industry. The Company employs 112 professionals dedicated to this effort who provide the following services:

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

  Software Support:        The Company offers on-call telephone software support
                           seven days a week and provides maintenance releases on a periodic basis. Releases of software enhancements are generally made available to customers annually.

  Technical Consulting:    The Company provides software customization and
                           integration, technical audits of the customer's information systems, integration and network planning and strategic and tactical information systems planning.

         Under the In-House Solution, support services represent a source of recurring revenue, as these services are provided through annual renewable service contracts. Support services for the Shared Resource Solution, however, are included as part of the service fee paid by the customer. Other services are generally charged on a time and materials usage basis. The Company's technical personnel also provide on-site and on-call hardware support.

         Consulting Services. The Company's home health care consulting services assist providers in addressing the challenges of both a managed care and a PPS environment, such as reducing the cost of delivering care while maintaining or improving quality of care, streamlining operational structures and re-engineering organizational structures. The Company's consulting operations, which were acquired in January 1996, have been providing consulting advice to the home health care industry since 1963. The consulting staff is comprised of 40 professionals with home health care industry specific experience. Consulting engagements generally focus on:

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

         The Company provides consulting services on a time and materials usage basis. The Company believes that its consulting services group effectively complements its software and services, provides a valuable outlook on the changing home health care industry and is a source of innovative ideas for the Company's information systems enhancements. Furthermore, consulting services are designed to build new customer relationships and provide opportunities for the sale of additional information systems and services.

         Agency Support Services. For home health care providers seeking to address the challenges posed by changing industry dynamics, the Company provides comprehensive agency support services to supplement their core competencies. The Company's agency support services provide day-to-day personnel outsourcing for certain critical customer operational functions. For new customers, the Company will initially analyze and re-engineer, as appropriate, all aspects of a customer's home health care operation. These services are provided by over 60 home health care specialists. This combination of services is designed to enable customers to create an efficient organizational structure that seeks to provide both cost-effective results and promotes the delivery of high quality patient care. Components of these services include:

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

CUSTOMERS

         During 1997, the Company had over 2,100 customers nationwide, including hospital-based companies, free-standing home health care providers, alternate-site care organizations, home medical equipment providers, integrated delivery systems and government-managed organizations. The Company's customers include Columbia/HCA, Tenet, VNA-Texas, Mercy and Advocate. The Company presently anticipates that Columbia/HCA will account for a substantial portion of the Company's consolidated net revenues for 1998. A significant number of the Columbia/HCA contracts provide that the pricing terms may be renegotiated in the event that HCFA replaces the current cost-based Medicare reimbursement system for home health care with PPS, providing for fixed payments per episode of care. In addition, the Columbia/HCA contracts provide for a reduction in the payments to the Company in the event and to the extent that such payments are determined not to be a reimbursable cost under Medicare. Although the Company believes that such payments are reimbursable, certain components of such reimbursements have been subject to increasing scrutiny and there can be no assurance that payments under the Columbia/HCA contracts will not be subject to challenge. Except for Columbia/HCA, no other customer is expected to account for 10% or more of the Company's consolidated net revenues during the year ending December 31, 1998. Some of the Company's representative customers include:

HOSPITAL BASED                                       ALTERNATE-SITE

Columbia/HCA Healthcare Corporation                  APRIA Health Care Group
Mercy Health Services                                Karmanos Cancer Institute
Mount Sinai Medical Center                           Massachusetts Easter Seal Society
Tenet Healthcare Corp.                               Valentine Services Company, Inc.

FREE STANDING FOR PROFIT/NOT-FOR-PROFIT              INTEGRATED DELIVERY SYSTEMS

Associated Professional Home Health Care             Advocate Health System
Lifetime Medical Home Care                           Health Group of Alabama
Nurses Unlimited                                     Sisters of Providence in Oregon
VNA of Greater Philadelphia                          University of Penn Health Systems
VNA of Greater Woonsocket
VNA of Texas

HOME MEDICAL EQUIPMENT PROVIDERS                     GOVERNMENT-MANAGED

Walgreens Advance Care                               Community Home Health Agency,
The Mayo Store of Mayo Clinics                         Rochester, NY
Health and Home, a subsidiary of                     Orleans County Health Department,
  American Stores/Home and Health                      Milwaukee, WI
Johns Hopkins Home Care Group                        Putnam County Health Department,
                                                       Brewster, NY
                                                     South Carolina Department of Health,
                                                       Columbia, SC

SALES AND MARKETING

         The Company markets its systems and services through a direct sales force which consists of one executive vice president, three national sales managers, and 24 sales and telemarketing representatives located throughout the United States. The Company also employs a marketing and sales support staff of 14 people to assist its sales force. Recognizing the importance of maintaining good communication and obtaining valuable input from its customers, the Company sponsors national user group meetings. Regional user group meetings are also held to discuss customer comments, suggestions, industry trends and related system issues.

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

BACKLOG

         The Company had backlog associated with its In-House Solution of $7.1 million and $4.9 million on December 31, 1997 and 1996, respectively. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees and professional services. The length of time required to complete an implementation depends on many factors outside the control of the Company, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete the implementation process. As a result, the Company may be unable to predict accurately the amount of revenue it will recognize in any period and, therefore, can make no assurances that the amounts in backlog will be recognized in the next twelve months.

         The Company enters into multi-year contracts with its customers in connection with its Shared Resource Solution. In general, these contracts provide for the payment of monthly fees based on the number of users or billed home care visits made by the customer. Accordingly, the Company does not maintain a backlog with respect to its Shared Resources Solution.

TECHNOLOGY

         The STAT2 system operates on multiple operating systems, including Windows NT, and is designed for use on microcomputers, LAN-based PCs, IBM RS/6000 and DEC Alpha hardware. The STAT2 system can be implemented on client/server or host/dumb terminal architecture and offers SQL-compliant databases in both configurations. The system allows any Windows SQL report writer to access the STAT2 system database and to merge data with other customer SQL-compliant databases. The STAT2 system allows a customer to exchange clinical and financial information with external systems in either a real-time or batch mode through interface engine technology or customized interfaces.

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

         The DME IV system operates on the MS-DOS and Windows NT operating systems and is designed for use on microcomputers or LAN-based PCs.

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

RESEARCH AND DEVELOPMENT

         The Company maintains a staff of approximately 90 programmers, systems analysts, quality assurance analysts and documentation specialists who monitor developments in the computer software and health care industries and who continuously work to enhance the Company's systems. The Company's research and development expenses were approximately $6.7, $5.7 and $2.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, the Company incurred approximately $8.1 million of purchased in-process research and development expense in 1997 related to the Dezine Acquisition and $12.6 million in 1996 related to the acquisition of InfoMed Holdings, Inc. ("IMHI").

         STAT2 system research and development plans include upgrading key modules to a graphical user interface. The Company's NAHC IS system is scheduled for replacement by SC Synergy; therefore, no significant enhancements are planned for this system. SC STATScan is being enhanced with data capture capabilities which will allow a customer to eliminate duplicate entry of key clinical data as well as increased inquiry capabilities.

         The Company has additional research and development activities underway to make certain product functionality web-enabled. Additionally, the Company plans to develop or enhance interface capabilities between all of its software products.

         The Company recognizes the need to respond to the rapid technological change that is occurring in the software and health care industries. There can be no assurance, however, that the Company will be able to develop products on a timely basis or that its future products will fully address the needs of its current or prospective customers.

COMPETITION

         Competition in the market for home health care information systems and services is intense and is expected to increase. The Company believes that the primary factors affecting competition are system performance and reliability, customer support, service, system flexibility and ease of use, pricing, potential for providing enhancements, reputation and financial stability. The Company's competitors include other providers of home health care information systems and services, management companies and home health care consulting firms. Furthermore, other major health care information companies not presently offering home health care information systems, or major information system companies not currently in the health care industry, could develop the technology and enter the Company's markets. The Company believes its most significant competitors are Delta Health Systems (owned by Shared Medical Systems Corp.), Springfield Products Group (formerly known as Management Software, Inc. and owned by HBO & Company), Patient Care Technologies, Inc. (partially owned by Meditec), Home Care Information Systems, Inc. (owned by Medic Computer Systems, Inc.) and the home health care management division of Olsten Corp. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. In addition, many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company. Many of the Company's competitors also currently have, or may develop or acquire, substantial installed customer bases in the home health care industry. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their systems and services than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

PROPRIETARY RIGHTS AND PRODUCT PROTECTION

         The Company owns the copyrights on its STAT2 system. The Company also has pending applications to register trademarks related to its MAPP products. The Company depends upon a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and various security measures to protect its proprietary rights. There can be no assurance that the legal protections afforded to the Company or the precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology. In addition, these protections do not prevent independent third-party development of functionally equivalent or superior technologies, systems or services, or the obtaining of a patent with respect to the Company's technology by third parties. Any infringement or misappropriation of the Company's proprietary software could have a material adverse effect on the Company. As the number of home health care software information systems increases and the functionality of these systems further overlap, health care information systems may increasingly become subject to infringement claims. Although there has been no litigation with respect to such claims, there can be no assurance that the Company will not be subject to litigation in the future or additional infringement claims. The Company believes that its current systems and products do not infringe on the patent or trademark rights of any third parties. There has, however, been substantial litigation and uncertainty regarding copyright, patent and other intellectual property rights involving computer software companies and there can be no assurance that the Company will prevail in any infringement litigation brought against it. Any claims or litigation, with or without merit, could be costly and could result in a diversion of management's attention which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such claims or litigation may require the Company to cease selling certain systems or products, obtain a license and/or pay damages, any of which could also have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION AND HEALTH CARE REFORM

         The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of home health care organizations. During the past several years, the United States health care industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain proposals to reform various aspects of the United States health care system have periodically been considered by Congress. These proposals may result in increased government involvement in home health care and otherwise change the operating environment for the Company's customers. Home health care organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments in the Company's systems and services. The Company cannot predict what impact, if any, such factors might have on its business, financial condition and results of operations.

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

EMPLOYEES

         As of March 1, 1998, the Company employed approximately 415 individuals. The Company believes that its future success depends in large part upon recruiting, motivating and retaining highly skilled and qualified employees in all aspects of the Company's business. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

         The Company's principal executive offices are located at 6600 Powers Ferry Road, Atlanta, Georgia 30339. The principal executive offices consist of approximately 56,924 square feet, of which approximately 49,162 square feet are leased directly from the owner of the office building in which the Company's principal executive offices are located pursuant to a lease expiring on December 31, 2002 (the "Corporate Headquarters Office Building Lease"), and of which approximately 7,762 square feet are subleased pursuant to a sublease expiring on February 28, 2001 (the "Corporate Headquarters Sublease"). Upon the expiration of the Corporate Headquarters Sublease, the space subleased thereunder will be leased directly from the office building owner pursuant to the Corporate Headquarters Building Lease.

         The Company also leases approximately 20,291 square feet of office space in Pompano Beach, Florida pursuant to a lease that expires on December 31, 2000, and approximately 6,500 square feet of office space in Hamden, Connecticut pursuant to a lease that expires on December 31, 2002. The landlords of both of these offices are companies comprised of certain directors and related parties of the Company. See "Item 13. Certain Relationships and Related Transactions." In addition, the Company leases approximately 8,540 square feet of office space in East Brunswick, New Jersey, and approximately 7,900 square feet of office space in Sugar Land, Texas pursuant to leases that both expire on September 30, 2000. Finally, the Company leases small offices in Westborough, Massachusetts, San Diego, California, Irving, Texas and Jacksonville, Florida.

         The Company believes that its present facilities are adequate to meet the Company's current and foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

         Neither the Company nor any of its subsidiaries is currently a party to any legal proceedings which would be material to the business or financial condition of the Company on a consolidated basis. The Company was, however, served on July 17, 1997 with an administrative subpoena issued by the United States Department of Health and Human Services, Office of Inspector General. In connection with that subpoena, the Department of Justice ("DOJ") has advised the Company that certain aspects of the Company's past relationship with affiliates of Columbia/HCA are within the scope of an ongoing grand jury investigation. However, the DOJ has confirmed to the Company that neither the Company, nor any of its officers, directors or employees, is a target in this investigation and, based upon the information known to the DOJ at this time, neither the Company, nor any of its officers, directors or employees, is likely to become one. The Company is cooperating fully with the government and does not currently believe that this inquiry will have any material effect on its overall business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE MANAGEMENT OF THE REGISTRANT

         Gary M. Bremer ..................     58    Chairman of the Board
         James R. Henderson ..............     52    President and Chief Executive
                                                     Officer
         William J. Simione, Jr. .........     56    Vice Chairman of the Board
                                                     and Executive Vice President
         Gary W. Rasmussen ...............     43    Chief Operating Officer
         Lori Nadler Siegel...............     34    Chief Financial Officer
                                                     and Treasurer
         M. Henry Day, Jr. ...............     44    General Counsel and Secretary

         GARY M. BREMER has served as Chairman of the Board of the Company since October 8, 1996, and from October 8, 1996 to April 10, 1997 also served as the Company's Chief Executive Officer. From 1978 until October 1996, Mr. Bremer served as President and Chief Executive Officer of Central Health Holding Company, Inc. ("CHHC") and Central Health Services, Inc., a subsidiary of CHHC ("CHS"). Mr. Bremer has 23 years of experience in the home health care industry.

         JAMES R. HENDERSON has served as President and as a director of the Company since October 8, 1996, and since April 10, 1997 has also served as the Company's Chief Executive Officer. From November 1995 to October 1996, Mr. Henderson acted as a private consultant to various companies in the information services industry, and from July 1992 to November 1995, Mr. Henderson served as Executive Vice President for National Data Corporation, an information services company. From February 1991 to June 1992, he served as Executive Vice President, Worldwide Sales, Marketing and Operations, of QMS, Inc., a computer printer company. From 1988 to January 1991, he served as Executive Vice President of Dun and Bradstreet Software Services, Inc., a client server software solutions company. Mr. Henderson has 31 years of experience in the information services industry.

         WILLIAM J. SIMIONE, JR. is a certified public accountant who has served as Vice Chairman of the Board and Executive Vice President of the Company since October 8, 1996. From January 1996 until October 1996, Mr. Simione served as the President of Simione Central, Inc., a wholly-owned subsidiary of the Company. From January 1975 until December 1995, Mr. Simione was Managing Partner of the Home Health Care Consulting Division of Simione & Simione, CPA's ("Simione & Simione"). Since September 1995, Mr. Simione has also served as a director and an audit committee member of Personnel Group of America, Inc., a leading provider of information technology services and commercial staffing solutions. Mr. Simione has 32 years of experience in the home health care industry.

         GARY W. RASMUSSEN is a certified public accountant who has served as Chief Operating Officer of the Company since October 8, 1996. From June 1996 to October 1996, Mr. Rasmussen served as Chief Operating Officer of CHHC. He also served as Chief Financial Officer of CHHC from January 1996 to May 1996, and as Chief Financial Officer of CHS from October 1994 to December 1995. Mr. Rasmussen served as Chief Financial Officer of Surgical Health Corporation, an outpatient surgery center company, from May 1992 until September 1994, and was an Audit Partner with Ernst & Young LLP from October 1987 to May 1992.

         LORI NADLER SIEGEL is a certified public accountant who has served as the Chief Financial Officer and Treasurer of the Company since October 8, 1996. From June 1996 to October 1996, Ms. Siegel served as Chief Financial Officer of CHHC. From January 1995 until May 1996, Ms. Siegel served as Assistant Vice President of Finance for CHS after holding various accounting and finance positions at CHS from July 1991 until December 1994.

         M. HENRY DAY, JR. has served as General Counsel and Secretary of the Company since January 2, 1998. From November 4, 1997 to December 31, 1997, Mr. Day served as Vice President and Associate General Counsel of Paragon Health Network, Inc., a leading provider of post-acute care services and the successor corporation to the merger of GranCare, Inc. and Living Centers of America, Inc. From September 1994 to November 4, 1997, Mr. Day served as Vice President, Assistant General Counsel and Assistant Secretary of GranCare, Inc. From March 1993 to September 1994, Mr. Day served as General Counsel of Life Care Centers of America, Inc., a privately-owned provider of post-acute care services.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company, par value $.001 per share (the "Common Stock") has been traded on the Nasdaq Stock Market under the symbol SCHI since June 30, 1997. Prior to June 30, 1997, the Common Stock was traded on the OTC Bulletin Board under the symbol SCHI from December 24, 1996 to June 29, 1997, and under the symbol IMHI from December 21, 1995 to December 24, 1996. As of March 18, 1998, the Common Stock was held by approximately 132 holders of record. The table below sets forth the reported quarterly high and low bid prices for the Common Stock on the OTC Bulletin Board for the period January 1, 1996 to June 29, 1997, and the reported quarterly high and low sales prices for the Common Stock on the Nasdaq Stock Market for the period June 30, 1997 to December 31, 1997. The information set forth below does not include retail mark-ups, mark-downs or commissions. In addition, over-the-counter prices reflect inter-dealer prices and may not necessarily represent actual transactions.

                                                1997(1)                    1996
                                                ----                       ----
                                         High         Low           High          Low
                                         ----         ---           ----          ---
         First Quarter                 $ 7 3/4       4 1/4         $1 3/4         3/4
         Second Quarter                  6 3/4       5              3 1/4         7/8
         Third Quarter                  14 3/4       9 l/2          5 3/8       1 7/8
         Fourth Quarter                 14 1/8       7              6 5/8       4

         (1)The quarterly high and low sales prices for the third and fourth quarters of 1997 reflect the value of the Common Stock following a 1-for-2 reverse stock split effected by the Company on June 30, 1997.

         The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain future earnings, if any, for future growth and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company. The selected consolidated financial data in the table as of and for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 are derived from the audited consolidated financial statements of the Company. The selected consolidated financial data for the year ended December 31, 1996 includes the operating results of Simione & Simione acquired effective January 1, 1996 and IMHI for the period October 8, 1996 (the effective date of the acquisition of IMHI (the "IMHI Acquisition")) to December 31, 1996. The selected consolidated financial data as of and for the year ended December 31, 1997 includes the operating results of Dezine for the period December 1, 1997 (the effective date of the Dezine Acquisition) to December 31, 1997. As of and for the years ended December 31, 1993, 1994 and 1995, the Company was a subsidiary of CHHC. See Notes 1 and 2 to Notes to Consolidated Financial Statements for a description of the Company's history. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto of the Company included herein.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                                                 Year Ended December 31,
                                                                 -----------------------
                                               1997        1996(2)       1995(2)         1994         1993
                                             -------       -------       -------       -------       ------
                                                          (in thousands, except per share data)
Statement of Operations Data:
Net revenues:
  Software and services                      $27,356       $15,308       $ 5,387       $ 4,875       $1,891
  Agency support                              14,680         7,324         7,835         7,235        3,317
  Consulting services                          4,909         3,363            --            --           --
                                             -------       -------       -------       -------       ------
         Total net revenues                   46,945        25,995        13,222        12,110        5,208
Costs and expenses:
  Costs of revenues                           22,715        14,698         8,154         7,694        4,328
  Selling, general and administrative         12,508         7,037         3,095         2,959          810
  Research and development                     6,670         5,677         2,929         2,165          276
  Amortization and depreciation                1,714           785            --            --           --
  Purchased in-process research and
    development                                8,127        12,574            --            --           --
  Severance and other
    restructuring charges                         --         1,215            --            --           --
                                             -------       -------       -------       -------       ------
         Total costs and expenses             51,734        41,986        14,178        12,818        5,414
                                             -------       -------       -------       -------       ------
Loss from operations                          (4,789)      (15,991)         (956)         (708)        (206)
Other income (expense):
  Interest expense                              (215)         (115)           --            --           --
  Interest and other income                      490           207            --            --           --
                                             -------       -------       -------       -------       ------
         Net loss                            $(4,514)      $(15,899)     $  (956)      $  (708)      $ (206)
                                             =======       =======       =======       =======       ======
         Net loss per share - basic
           and diluted (1), (3)              $ (0.63)      $ (3.71)      $ (0.32)      $ (0.24)      $(0.07)
                                             =======       =======       =======       =======       ======
Weighted average common shares
 - basic and diluted (1), (3)                  7,164         4,288         2,995         2,995        2,995
                                             =======       =======       =======       =======       ======


                                                              December 31,
                                                              ------------
                                        1997         1996         1995        1994         1993
                                      -------      -------       ------      ------       ------
                                                             (in thousands)
Balance Sheet Data:
  Cash and cash equivalents           $ 8,267      $ 3,385       $  323      $  463       $2,620
  Working capital (deficit)             9,019       (1,203)         189        (837)        (130)
  Total assets                         28,919       18,776        1,828       1,340        2,907
  Long-term obligations                    --        2,986           --          --           --
  Shareholders' equity (deficit)       19,489        4,680          650        (837)        (130)


(1) The number of shares used to compute the net loss per share reflects the 2,994,856 shares issued in the reorganization of the Company on January 17, 1996. See Notes 1 and 12 in the Notes to Consolidated Financial Statements.

(2) Certain amounts in the 1996 and 1995 Statements of Operations have been reclassified to conform with the 1997 presentation.

(3)      All amounts have been restated in accordance with SFAS 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the consolidated financial condition and results of operation of the Company for the three years ended December 31, 1997 and certain factors that will effect the Company's financial condition.

OVERVIEW

         The Company is a leading provider of integrated systems and services designed to enable home health care providers to more effectively operate their businesses and compete in a managed care environment. The Company offers several comprehensive and flexible software solutions, each of which provide a core platform of software applications and which incorporate selected specialized modules based on customer demand. These software solutions are designed to enable customers to generate and utilize comprehensive financial, operational and clinical information and are made available to customers in two arrangements: a Shared Resource Solution or an In-House Solution.

The Company's Shared Resource Solution offers customers an outsourcing opportunity which incorporates the Company's proprietary software. Under this arrangement, the Company operates a data center which stores customer data and allows real-time, secure access through a wide area communications network. The Company's In-House Solution is licensed to customers for use on their own computer systems. In addition to its software solutions and related software support services, the Company's home health care consulting services assist providers in addressing the challenges of reducing costs, maintaining quality, streamlining operations and re-engineering organizational structures. The Company also provides comprehensive agency support services which include administrative, billing and collection, training, reimbursement and financial management services, among others. During 1997, the Company had over 2,100 customers nationwide.

         The Company enters into multi-year contracts (generally 3 to 5 years) with its customers in connection with its Shared Resource Solution and its provision of agency support services. In general, these contracts provide for the payment of monthly fees based on the number of billed home care visits made by the customer or for its Shared Resource Solution customers on the number of users of the system. Revenues derived under these contracts are recognized monthly as the related services are rendered and typically range from several hundred thousand dollars to several million dollars per year. As a result, the loss of any of these contracts could have a material adverse impact on the Company's business, financial condition and results of operations.

         The Company sells its In-House Solution pursuant to non-exclusive license agreements which provide for the payment of a one-time license fee. In accordance with SOP 91-1, these revenues are recognized when products are delivered and the collectibility of fees is probable, provided that no significant obligations remain under the contract. Revenues derived from the sale of software products requiring significant modification or customization are recognized based upon the percentage of completion method. The price of the Company's In-House Solution varies depending on the number of software modules licensed and the number of users accessing the system and can range from ten thousand dollars to a few million dollars. The Company generally requires payment of a deposit upon the signing of a customer order as well as certain additional payments prior to delivery. As a result, the Company's balance sheet reflects significant customer deposits.

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

         The Company defines recurring revenues as revenues derived under multi-year contracts in addition to annual software support agreements. These revenues were approximately $28.2 million, or 60% of total net revenues for the year ended December 31, 1997 and $7.4 million, or 29% of total net revenues, for the year ended December 31, 1996. The Company anticipates that recurring revenues should remain constant as a percentage of its total net revenues in the foreseeable future.

         For the ten months ended October 31, 1996, and for the year ended December 31, 1995, 63% and 69%, respectively, of the Company's total net revenues were derived from contracts with home health care agencies wholly-owned by CHHC.

These contracts were terminated October 31, 1996, in connection with the sale of CHHC to Columbia/HCA. Revenues derived from these contracts were recorded in an amount equal to the costs of the services provided, and, as a result, the Company recognized no operating profit under these contracts. Subsequent to the sale of CHHC to Columbia/HCA, affiliates of Columbia/HCA entered into multi-year contracts with the Company to provide its Shared Resource Solution as well as agency support services to certain of the home health care agencies formerly owned by CHHC. The Company believes that its current contracts with the Columbia/HCA affiliates were negotiated on an arms-length basis. The historical results of operations attributable to the terminated CHHC contracts may not therefore be indicative of future results of operations. For the year ended December 31, 1997 and the three months ended December 31, 1996, the Company derived 48% and 39%, respectively, of its total net revenues from contracts with affiliates of Columbia/HCA. The loss of any of the Columbia/HCA contracts could have a material adverse impact on the Company's business, financial condition and results of operations.

         The Company believes that continued development and enhancement of its software systems is critical to its future success, and anticipates that the total amount of research and development expense will continue to increase, but should decrease as a percentage of total net revenues as the Company grows its revenues. Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. As of December 31, 1997 and 1996, the Company capitalized $616,000 and $0, respectively, of computer software development costs.


RESULTS OF OPERATIONS

         The following table sets forth, for the years indicated, certain items from the consolidated statements of operations expressed as a percentage of total net revenues. The Company's historical operating results are not necessarily indicative of the results for any future period.





                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                               Year Ended December 31,
                                               -----------------------
                                            1997         1996         1995
                                           -----        -----        -----
Percentage of Net Revenues:
Net revenues:
  Software and services                     58.3 %       58.9 %       40.7 %
  Agency support                            31.3         28.2         59.3
  Consulting services                       10.4         12.9           --
                                           -----        -----        -----
        Total net revenues                 100.0        100.0        100.0
Costs and expenses:
  Costs of revenues                         48.4         56.5         61.7
  Selling, general and administrative       26.6         27.1         23.4
  Research and development                  14.2         21.8         22.1
  Amortization and depreciation              3.6          3.0           --
  Purchased in-process research and
    development                             17.3         48.4           --
  Severance and other restructuring
    charges                                   --          4.7           --
                                           -----        -----        -----
        Total costs and expenses           110.1        161.5        107.2
                                           -----        -----        -----

Loss from operations                       (10.1)       (61.5)        (7.2)

Other income (expense):

  Interest expense                          (0.5)        (0.5)          --
  Interest and other income                  1.0          0.8           --
                                           =====        =====        =====

        Net loss                            (9.6)%      (61.2)%       (7.2)%
                                           =====        =====        =====



COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

         Net Revenues. Total net revenues increased $20.9 million, or 80.4%, to $46.9 million in 1997 from $26.0 million in 1996. This increase in total net revenues includes $11.7 million attributable to the business acquired in the IMHI Acquisition which was completed in October 1996, $16.4 million in additional revenues from contracts with affiliates of Columbia/HCA and a decrease of $12.0 million resulting from the termination of contracts with home health care agencies wholly-owned by CHHC. The remaining increase was principally attributable to revenues from new customers.

         Net revenues from Software and Services include revenues from the Company's Shared Resource and In-House Solutions including software licenses, service fees, computer hardware sales, software support, implementation, training and technical consulting services. These revenues increased $12.1 million, or 79.1%, to $27.4 million in 1997 from $15.3 million in 1996. This increase is primarily attributable to the business acquired in the IMHI Acquisition.

         Net revenues from Agency Support increased $7.4 million, or 101.4%, to $14.7 million in 1997 from $7.3 million in 1996. This increase includes $10.0 million in additional revenues from contracts with affiliates of Columbia/HCA and a decrease of $1.3 million resulting from the termination of contracts with home health care agencies wholly-owned by CHHC.

         Net revenues from Consulting Services increased $1.5 million, or 44.1%, to $4.9 million in 1997 from $3.4 million in 1996 and was attributable to revenues from new customers.

         Cost of Revenues. Cost of revenues increased $8.0 million, or 54.4%, to $22.7 million in 1997 from $14.7 million in 1996. As a percentage of total net revenues, cost of revenues decreased to 48.4% in 1997 from 56.5% in 1996. This dollar increase includes $3.3 million in costs attributable to the business acquired in the IMHI Acquisition and the remaining increase primarily results from the increased cost of personnel and the cost of computer and communication technology. The reduction as a percentage of total net revenues is principally due to the higher margins related to the business acquired in the IMHI Acquisition, and increased margins derived from new customers.

         Selling, General and Administrative. Selling, general and administrative expenses increased $5.5 million to $12.5 million in 1997 from $7.0 million in 1996. As a percentage of total net revenues, selling, general and administrative expenses were 26.6% in 1997 and 27.1% in 1996. This dollar increase was attributable to approximately $3.8 million in costs related to the business acquired in the IMHI Acquisition and the remainder principally relates to increased administrative personnel to support growth.

         Research and Development. Research and development expenses increased $1 million to $6.7 million in 1997 from $5.7 million in 1996. As a percentage of total net revenues, research and development expenses decreased to 14.2% in 1997 from 21.8% in 1996. This dollar increase was attributable principally to the business acquired in the IMHI Acquisition. During 1997, the Company capitalized approximately $600,000 of software development costs. The Company anticipates that the total dollar amount of research and development expense will continue to increase although such expenses should not increase as a percentage of total net revenues assuming that the Company's revenues continue to increase in the future.

         Amortization and Depreciation. Amortization and depreciation increased by approximately $900,000 to $1.7 million in 1997 from $800,000 in 1996. This increase includes approximately $600,000 of amortization expenses attributable to the IMHI Acquisition in October 1996 and approximately $300,000 associated with the depreciation and amortization of purchased software, furniture, and equipment acquired in 1997.

         Purchased In-Process Research and Development. In connection with the Dezine Acquisition in 1997, the purchase price of $9.4 million was allocated based on relative fair value of the assets acquired and liabilities assumed. Pursuant to a study conducted by an independent third party valuation firm, $8.1 million related to the Dezine Acquisition purchase price was allocated to purchased in-process research and development and, in accordance with generally accepted accounting principles, was charged to operations as it was not deemed to have reached technological feasibility and had no alternative future use. Additionally, the Company has a two year plan for the expansion of the DME product line, to include a Windows based graphical user interface/open system. It is anticipated that the Company will incur approximately $1.5 to $2.5 million of direct research and development expenses in connection with the completion of its DME development plans.

         In connection with the IMHI Acquisition in 1996, the purchase price of $16.8 million was allocated based on relative fair value of the assets acquired and liabilities assumed. Pursuant to a study conducted by an independent third party valuation firm, $12.6 million related to the IMHI Acquisition purchase price was allocated to purchased in-process research and development and, in accordance with generally accepted accounting principles, was charged to operations as it was not deemed to have reached technological feasibility and had no alternative future use. Subsequent to the IMHI Acquisition, the Company completed the development of certain in-process versions of software products, SC STATScan and SC TELTime, and has scheduled further enhancements to each of these products.

         Severance and Other Restructuring Charges. As a result of the change in focus of the Company's business from providing services to affiliates of CHHC, the Company incurred severance and certain other restructuring costs totaling $1.2 million in the fourth quarter of 1996. These expenses primarily relate to the severance of several key employees and costs to buyout a lease of equipment no longer useful to the Company.

         Other Income (Expense). Interest expense relates to the borrowings under the Company's line of credit agreements and capital lease obligations and increased by $100,000 to $200,000 in 1997 from $100,000 in 1996. This increase is principally attributable to the increased borrowings under the line of credit agreements. Interest and other income consist principally of interest income related to the Company's short term cash and restricted cash investments and increased by $300,000 to $500,000 in 1997 from $200,000 in 1996. This increase is principally attributable to the interest received on the $17.7 million in net proceeds from the issuance and sale of 2,000,000 shares of Common Stock at $10.00 per share in July 1997, pursuant to a Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

         Income Taxes. The Company has not incurred or paid any income taxes since its inception. At December 31, 1997, the Company had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $4.6 million, such losses expire $1,824,000 in 2010 and $2,816,000 in 2011, if not utilized. The Company also has research and development and alternative minimum tax credits ("tax credits") of approximately $96,000 available to reduce future income tax liabilities. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL and tax credit carryforwards may be limited as to their utilization in any year. The Company has concluded that it is more likely than not that these NOL and tax credit carryforwards will not be realized based on a weighing of available evidence at December 31, 1997, and as a result a 100% deferred tax valuation allowance has been recorded against these assets. Of the $4.4 million net deferred tax asset at December 31, 1997, approximately $500,000 relates to the IMHI Acquisition and, if and when realized, will result in a credit to intangible assets recorded in the acquisition.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

         Net Revenues. Total net revenues increased $12.8 million, or 97.0%, to $26.0 million in 1996 from $13.2 million in 1995. This increase in total net revenues includes $3.4 million attributable to the business acquired in the Simione & Simione acquisition (the "Simione Acquisition") which was completed in January 1996, $2.4 million attributable to the business acquired in the IMHI Acquisition which was completed in October 1996, a net increase of $3.0 million in revenues from contracts with affiliates of CHHC, and the remaining increase principally attributable to revenues from new customers.

         Net revenues from Software and Services include revenues from the Company's Shared Resource and In-House Solutions including software licenses, service fees, computer hardware sales, software support, implementation, training and technical consulting services. These revenues increased $9.9 million, or 183.3%, to $15.3 million in 1996 from $5.4 million in 1995. This increase includes $2.5 million attributable to the business acquired in the IMHI Acquisition, $5.4 million from contracts with affiliates of CHHC, and the remaining increase primarily attributable to revenues from new customers.

         Net revenues from Agency Support decreased $500,000, or 6.4%, to $7.3 million in 1996 from $7.8 million in 1995. This decrease includes an increase of $3.8 million in revenues from new and existing customers offset by decreases of $2.4 million from agency support revenues from affiliates of CHHC, and $1.9 million in agency support revenues from Healthfield, Inc. See Note 15 to Notes to Consolidated Financial Statements of the Company.

         Net revenues from Consulting Services were approximately $3.4 million and were attributable entirely to the business acquired in the Simione Acquisition.

         Cost of Revenues. Cost of revenues increased $6.5 million, or 79.3%, to $14.7 million in 1996 from $8.2 million in 1995. As a percentage of total net revenues, total cost of revenues decreased to 56.5% in 1996 from 61.7% in 1995. This dollar increase includes $2.4 million in costs attributable to the business acquired in the Simione Acquisition, approximately $800,000 in costs attributable to the business acquired in the IMHI Acquisition and the remaining increase primarily resulting from the increased cost of computer and communication technology.

         Selling, General and Administrative. Selling, general and administrative expenses increased $3.9 million to $7.0 million in 1996 from $3.1 million in 1995. As a percentage of total net revenues, selling, general and administrative expenses were 27.1% in 1996 compared with 23.4% in 1995. These increases were attributable principally to approximately $1.1 million in costs related to the business acquired in the IMHI Acquisition and an increase of $1.2 million in sales and marketing costs primarily associated with the marketing rollout of the Company's NAHC IS product which was released in late 1996. The remaining increase relates to additional salary and benefit costs as well as administrative infrastructure costs associated with establishing the Company as a separate business entity from CHHC.

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

         Amortization and Depreciation. Amortization and depreciation for 1996 includes approximately $200,000 attributable to the Simione Acquisition in January 1996, approximately $200,000, representing three months' amortization, attributable to the IMHI Acquisition in October 1996, and approximately $400,000 associated with the depreciation and amortization of purchased software, furniture, and equipment acquired in 1996.

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

         Severance and Other Restructuring Charges. As a result of the change in focus of the Company's business from providing services to affiliates of CHHC, the Company incurred severance and certain other restructuring costs totaling $1.2 million in the fourth quarter of 1996. These expenses primarily relate to the severance of several key employees and costs to buyout a lease of equipment no longer useful to the Company.

         Other Income (Expense). Interest expense in 1996 of approximately $100,000 resulted from borrowings under the Company's line of credit agreements and capital lease obligations. Interest income of approximately $200,000 in 1996 resulted from interest earned on stock subscription receivables and cash balances.

         Income Taxes. At December 31, 1996, the Company had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $6.0 million, which will expire at various dates through 2011, if not utilized. The Company also had research and development and alternative minimum tax credits ("tax credits") of approximately $96,000 available to reduce future income tax liabilities. Certain of the NOL and tax credit carryforwards may be limited as to their utilization in any year. The Company concluded that it is more likely than not that these NOL and tax credit carryforwards would not be realized based on a weighing of available evidence at December 31, 1996, and as a result a 100% deferred tax valuation allowance was recorded against these assets.

SELECTED QUARTERLY FINANCIAL RESULTS

         The Company's quarterly operating results have been and will likely continue to be subject to significant fluctuations. The Company believes that the timing of potential future acquisitions may cause fluctuations in its quarterly operating results. Additionally, revenues can be expected to vary significantly as a result of acceleration or delay of system implementations due to customer requirements or other factors beyond the Company's control, fluctuations in demand for existing systems and services and the Company's ability to manage successfully any future growth. The sales cycles related to its systems offerings and agency support contracts can be long and difficult to predict, resulting in variability of revenues. The unpredictability of revenues could in any quarter result in a shortfall relative to quarterly expectations. Many other factors may contribute to fluctuations in the Company's operating results. Accordingly, the Company believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

         The following table sets forth certain unaudited consolidated quarterly financial data for each of the eight quarters for the period ended December 31, 1997. This information is unaudited, but, in the opinion of the Company's management, includes all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the information in accordance with generally accepted accounting principles. These quarterly results of operations are not necessarily indicative of future operating results.




                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                                   FISCAL YEAR 1997(1)                            FISCAL YEAR 1996(1)
                                     --------------------------------------------    --------------------------------------------
                                     MAR. 31,    JUNE 30,   SEPT. 30,    DEC. 31,    MAR. 31,    JUNE 30,   SEPT. 30,    DEC. 31,
                                       1997        1997        1997        1997       1996         1996        1996        1996
                                     --------    --------   ---------    --------    --------    --------   ---------    --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues:
  Software and services              $ 5,682     $ 6,480     $ 7,467     $ 7,727     $ 3,362     $ 3,302     $ 3,680     $  4,964
  Agency Support                       4,552       3,615       3,435       3,078         946       1,079         995        4,304
  Consulting services                  1,194       1,145       1,207       1,363         858         966         844          695
                                     -------     -------     -------     -------     -------     -------     -------     --------
         Total net revenues           11,428      11,240      12,109      12,168       5,166       5,347       5,519        9,963
Costs and expenses:
  Costs of revenues                    5,473       5,142       5,516       6,584       3,219       3,213       3,254        5,012
  Selling, general and
    administrative                     3,083       3,381       3,320       2,725       1,138       1,164       1,354        3,381
  Research and development             1,756       1,686       1,731       1,496       1,114       1,234       1,333        1,996
  Amortization and depreciation          424         403         411         476         104         128         130          423
  Purchased in-process research
    and development                       --          --          --       8,127          --          --          --       12,574
  Severance and other
    restructuring charges                 --          --          --          --          --          --          --        1,215
                                     -------     -------     -------     -------     -------     -------     -------     --------
         Total costs and expenses     10,736      10,612      10,978      19,408       5,575       5,739       6,071       24,601
                                     -------     -------     -------     -------     -------     -------     -------     --------
Income (loss) from operations            692         628       1,131      (7,240)       (409)       (392)       (552)     (14,638)
Other income (expense):
  Interest expense                       (77)        (68)        (41)        (29)         (4)        (21)        (27)         (63)
  Interest and other income               28          17         202         243          18          68          59           62
                                     -------     -------     -------     -------     -------     -------     -------     --------
Net income (loss)                    $   643     $   577     $ 1,292     $(7,026)    $  (395)    $  (345)    $  (520)    $(14,639)
                                     =======     =======     =======     =======     =======     =======     =======     ========
Net income (loss) per share
  - basic (2)                        $  0.11     $  0.10     $  0.16     $ (0.83)    $ (0.12)    $ (0.09)    $ (0.13)    $  (2.47)
                                     =======     =======     =======     =======     =======     =======     =======     ========
Weighted average common shares
  - basic (2)                          5,977       6,027       8,216       8,515       3,284       3,959       3,959        5,926
                                     =======     =======     =======     =======     =======     =======     =======     ========
Net income (loss) per share
  - diluted (2)                      $  0.09     $  0.08     $  0.14     $ (0.83)    $ (0.12)    $ (0.09)    $ (0.13)    $  (2.47)
                                     =======     =======     =======     =======     =======     =======     =======     ========
Weighted average common shares
  and common equivalent shares
  - diluted (2)                        7,364       7,234       9,052       8,515       3,284       3,959       3,959        5,926
                                     =======     =======     =======     =======     =======     =======     =======     ========


(1) Certain amounts in both 1996 and 1997 quarterly statements of operations have been reclassified to conform with the presentation of the 1997 audited consolidated financial statements.

(2)      All amounts have been restated in accordance with FAS 128.



LIQUIDITY AND CAPITAL RESOURCES

         From its inception through its spinoff in January 1996, the Company principally funded its operations through borrowings of $3.5 million from CHS. In November 1995, CHHC made a capital contribution of $2.4 million to the Company which was then used to repay indebtedness owed to CHS. During 1996, the Company repaid the remaining $1.1 million of indebtedness owed to CHS.

         In January 1996, CHHC made a cash capital contribution of $4.0 million to the Company. Additionally, in March 1996, the Company issued common stock that netted $3.1 million - $2.2 million of which was collected in 1996 and $900,000 of which was collected in 1997.

         In January 1996, the Company established lines of credit in the aggregate amount of $2.5 million. These lines of credit had been fully drawn as of December 31, 1996. During 1997, the Company repaid these lines of credit and terminated them.

         In June 1997, the Company established a revolving credit facility pursuant to which the maximum principal amount at any time outstanding could not exceed the lesser of $5 million or the "Borrowing Base" (as defined in the revolving credit facility agreement).

         In July 1997, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission and sold 2,000,000 shares of its Common Stock for $10.00 per share and received approximately $17.7 million in net cash proceeds. The Company intends to use the net proceeds from this offering for general corporate purposes and working capital, including potential strategic acquisitions.

          The cumulative proceeds from the Company's equity infusions and debt financing have provided sufficient funds to support the Company's operating activities. As of December 31, 1997, the Company had cash and cash equivalents of $8.3 million.

         The Company made capital expenditures (including capital leases) totaling approximately $1.2 million, $1.3 million and $400,000 during 1997, 1996, and 1995, respectively. In January 1996, the Company completed the Simione Acquisition for $2.0 million in cash. In October 1996, the Company completed the IMHI Acquisition resulting in an increased cash balance of approximately $700,000. In December 1997, the Company completed the Dezine Acquisition for a purchase price of $9.4 million.

         As of December 31, 1997, the Company had working capital of $9.0 million. The Company's current liabilities as of December 31, 1997 include customer deposits of $1.5 million and unearned revenues of $1.5 million.

         The Company believes that its available cash, cash equivalents and cash to be generated from its future results of operations will be sufficient to meet the Company's operating requirements, assuming no change in the operation of the Company's business, for at least the next twelve months.

IMPACT OF NEW ACCOUNTING STANDARDS

         In February 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which changes the current method of computing earnings per share. SFAS 128 requires presentation of basic earnings per share and diluted earnings per share amounts, as defined. See Note 1 in the Notes to Consolidated Financial Statements. SFAS 128 is effective for the Company's year ending December 31, 1997, and all prior-period earnings per share data presented have been restated to conform with the provisions of the new pronouncement.

         In June 1997 the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

         In June 1997 the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 requires reporting segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier periods is to be restated.

         The Company intends to adopt the provisions of SFAS 130 and 131 in 1998 and does not expect their application to have a material impact on the financial statements of the Company.

         In October 1997 the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. While some principles remain the same, there are several key differences between the two pronouncements, including accounting for multiple element arrangements. SOP 97-2 addresses revenue recognition from a conceptual level and does not specifically provide implementation guidance. The Company is evaluating the impact of adopting SOP 97-2; however, at this time, the Company believes that this Statement will have no material impact on the financial statements of the Company.

YEAR 2000 ISSUE

         The Company is in the process of analyzing Year 2000 issues with respect to the Company's products and software used internally. The Company has developed and is implementing a plan to resolve Year 2000 compliance issues with respect to its products. At this time, the Company does not believe that it will need to modify or replace significant portions of its internally used software so that its computer systems will function properly with respect to dates in the Year 2000 and beyond. The Company has initiated discussions with its significant vendors to ensure that they have appropriate plans to remediate potential Year 2000 issues.

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

                                    PART III

         With the exception of information relating to the executive officers of the Company which is provided in Part I hereof, all information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive proxy statement relating to the 1998 Annual Meeting of Stockholders.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report:

                  1. Financial Statements. See Index to Consolidated Financial Statements on Page F-1 hereof.

                  2.       Financial Statement Schedules.

                           Schedule II--Valuation and Qualifying Accounts

                           Certain financial statement schedules have been omitted because they are not applicable.

                  3.       Exhibits Incorporated by Reference or Filed with this
                           Report.

         The following exhibits are filed as part of this Report. Where such filing is made by incorporation by reference to a previously filed statement or report, such statement or report is identified in parentheses.

EXHIBIT
NUMBER                                    DESCRIPTION
------                                    -----------
2.1      --       Asset Purchase Agreement dated as of December 17, 1997 by and among DHS Acquisition, L.L.C., the Company, Dezine Healthcare
                  Solutions, Inc. and Companion Technologies Corporation
                  (Incorporated by reference to Exhibit 2.1 of the Company's
                  Current Report on Form 8-K dated December 31, 1997 as filed with the Securities and Exchange Commission).

3.1      --       Certificate of Incorporation of the Company (Incorporated by
                  reference to Exhibit 3.1 of the Company's Registration
                  Statement on Form S-4 (Registration Number 33-57150) as filed with the Securities and Exchange Commission).

3.2      --       Amendment to the Certificate of Incorporation of the Company
                  (Incorporated by reference to Exhibit 3.2 of the Company's
                  Registration Statement on Form S-4 (Registration Number
                  33-57150) as filed with the Securities and Exchange
                  Commission).

3.3      --       Certificate of Amendment of the Certificate of Incorporation
                  of Simione Central Holdings, Inc., filed June 30, 1997 with the Secretary of State of the State of Delaware (Incorporated
                  by reference to Exhibit 3.3 of the Company's Current Report on
                  Form 8-K dated July 9, 1997 as filed with the Securities and
                  Exchange Commission).

3.4      --       Amended and Restated Bylaws of the Company (Incorporated by
                  reference to Exhibit 3.3 of the Company's Registration
                  Statement on Form S-1 (Registration Number 333-25551) as filed with the Securities and Exchange Commission).

EXHIBIT
NUMBER                                   DESCRIPTION
------                                   -----------
3.5      --       Certificate of Ownership Merging Simione Central Holdings,
                  Inc. into InfoMed Holdings, Inc. (Incorporated by reference to
                  Exhibit 3.5 of the Company's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1996 as filed with the
                  Securities and Exchange Commission).

4.1      --       Specimen Stock Certificate of the Company (Incorporated by
                  reference to Exhibit 4.1 of the Company's Registration
                  Statement on Form S-1 (Registration Number 333-25551) as filed with the Securities and Exchange Commission).

4.2      --       See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the
                  Company's Certificate of Incorporation and Bylaws governing the rights of holders of securities of the Company.

4.3      --       Registration Rights Agreement dated October 7, 1996 by and among InfoMed Holdings, Inc., those stockholders of Simione
                  Central Holding, Inc. appearing as signatories to the
                  Registration Rights Agreement, and those stockholders of
                  InfoMed Holdings, Inc. appearing as signatories to the
                  Registration Rights Agreement (Incorporated by reference to
                  Exhibit 10.1 of the Company's Current Report on Form 8-K dated
                  October 8, 1996 as filed with the Securities and Exchange
                  Commission).

9.1      --       Form of Simione Central Holding, Inc. Shareholders Voting
                  Agreement and Irrevocable Proxy dated March 5, 1996 by and among Howard B. Krone, William J. Simione, Jr., Gary
                  Rasmussen, G. Blake Bremer, Katherine L. Wetherbee, A. Curtis
                  Eade, James A. Tramonte, John Isett, Cindy Lumpkin, Douglas E.
                  Caddell, Robert J. Simione, Kenneth L. Wall, Allen K. Seibert,
                  III, Jerry Sevy, Larry Clark and Lori N. Siegel, Gary M.
                  Bremer, Richard A. Parlontieri, and James R. Henderson
                  (Incorporated by reference to Exhibit 9.1 of the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1996 as filed with the Securities and Exchange
                  Commission).


9.2      --       Agreement dated as of October 7, 1996 by and among InfoMed
                  Holdings, Inc., EGL Holdings, Inc., Mercury Asset Management
                  plc, O'Donnell Davis, Inc., Barrett O'Donnell and certain
                  other holders of the Class A Convertible Preferred Stock of
                  InfoMed Holdings, Inc. (Incorporated by reference to Exhibit
                  10.2 of the Company's Current Report on Form 8-K dated October
                  8, 1996 as filed with the Securities and Exchange Commission).

10.1     --       Amended and Restated Agreement and Plan of Merger dated as of
                  September 5, 1996 by and among InfoMed Holdings, Inc., Simione
                  Central Holding, Inc. and InfoSub, Inc. (Incorporated by
                  reference to Exhibit 2.1 of the Company's Current Report on
                  Form 8-K dated September 5, 1996 as filed with the Securities and Exchange Commission).

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------
10.2     --       InfoMed Holdings, Inc. Amended and Restated Share Warrant for
                  the Purchase of Common Stock of InfoMed Holdings, Inc. dated
                  October 5, 1996 between InfoMed Holdings, Inc. and each of
                  O'Donnell Davis, Inc., Rowan Nominees Ltd., David O. Ellis,
                  Richard V. Lawry, Salvatore A. Massaro, Murali Anantharaman,
                  Kathleen E.J. Ellis, Jeremy Ellis, Karen Ellis, Gemma Ellis,
                  Thomas M. Rogers, Jr., and Arnold Schumacher (Incorporated by
                  reference to Exhibit 4.1 of the Company's Current Report on
                  Form 8-K dated October 8, 1996 as filed with the Securities and Exchange Commission).

10.3     --       Warrant to Purchase 100,000 shares of Class A Common Stock of
                  Simione Central Holding, Inc., dated April 12, 1996 between
                  Simione Central Holding, Inc. and Home Health First, a Texas
                  not-for-profit corporation (Incorporated by reference to
                  Exhibit 10.3 of the Company's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1996 as filed with the
                  Securities and Exchange Commission).


10.4     --       Common Stock Warrant of InfoMed Holdings, Inc. dated October
                  8, 1996 between Jefferies & Company, Inc. and InfoMed
                  Holdings, Inc. (Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and
                  Exchange Commission).

10.5     --       Settlement Agreement, dated February 28, 1995, between
                  InfoMed Holdings, Inc. and Frederick Neufeld (Incorporated by
                  reference to Exhibit 5.5 of the Company's Current Report on
                  Form 8-K dated March 7, 1995 as filed with the Securities and
                  Exchange Commission).

10.6     --       Form of Simione Central Holding, Inc. 1996 Incentive Stock
                  Option Agreement dated September 4, 1996 by and between
                  Simione Central Holding, Inc. and each of James R. Henderson,
                  William J. Simione, Jr., Robert Simione, Katherine Wetherbee,
                  Sheldon Berman, Betty Gordon, William J. Simione, III, J.
                  Blake Bremer, Craig Luigart, Kenneth L. Wald, Marty Cavaiani,
                  Lori Ferrero, Douglas E. Caddell, Andy Anello and A. Curtis
                  Eade (Incorporated by reference to Exhibit 10.6 of the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1996 as filed with the Securities and Exchange
                  Commission).

10.7     --       Form of 1996 Non-Qualified Stock Option Agreement dated
                  September 4, 1996 between Simione Central Holding, Inc. and each of Gary M. Bremer, James A. Tramonte, Gary W. Rasmussen,
                  Don VanderBeke and Lori N. Siegel (Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K
                  for the fiscal year ended December 31, 1996 as filed with the
                  Securities and Exchange Commission).

10.8     --       Form of Stock Option Agreement dated October 7, 1996 between
                  InfoMed Holdings, Inc., and Reid Horovitz, Zola Horovitz,
                  O'Donnell Davis, Inc., EGL Holdings, Inc., David O. Ellis,
                  Erin Dosdourian, Rodger Johnson, Richard V. Lawry, Salvatore
                  A. Massaro and Murali Anantharaman (Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K
                  for the fiscal year ended December 31, 1996 as filed with the
                  Securities and Exchange Commission).

EXHIBIT
NUMBER                                   DESCRIPTION
------                                   -----------
10.9     --       1994 Incentive Stock Option and Non-Qualified Stock Option
                  Plan (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 as filed with the Securities and Exchange Commission).

10.10    --       Simione Central Holdings, Inc. Profit Sharing Plan dated
                  October 31, 1996, as amended (Incorporated by reference to
                  Exhibit 10.10 of the Company's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1996 as filed with the
                  Securities and Exchange Commission).

10.11    --       Simione Central Holdings, Inc. Section 125 Plan effective date
                  January 1, 1997 sponsored by the Company (Incorporated by
                  reference to Exhibit 10.11 of the Company's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission).

10.12    --       Headquarters at Gateway Lake Lease Agreement dated January 1,
                  1996 by and between Gateway LLC and InfoMed Holdings, Inc.
                  (Incorporated by reference to Exhibit 10.54 of the Company's
                  Annual Report on Form 10-K for the fiscal year ended June 30,
                  1996 as filed with the Securities and Exchange Commission).

10.13    --       Sublease dated November 22, 1996 between Environmental Design
                  International, Ltd. and Simione Central, Inc. (Incorporated by
                  reference to Exhibit 10.13 of the Company's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission).

10.14*   --       Lease Amendment dated August 7, 1992 by and between Sugar Land
                  Plaza Building Corporation and Medical Solutions, Inc.

10.15*   --       Lease dated August 13, 1992 between Unum Life Insurance
                  Company of America and Dezine Associates, Inc.

10.16*   --       Indenture of Lease dated January 1, 1998 by and between S&S
                  Realty and Simione Central Consulting, Inc.

10.17*   --       Lease dated December 18, 1996 by and between Resurgens Plaza
                  South Associates, L.P. and Simione Central, Inc.

10.18    --       Executive Employment Agreement dated December 10, 1996 between
                  InfoMed Holdings, Inc. and Gary M. Bremer (Incorporated by
                  reference to Exhibit 10.15 of the Company's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission).

10.19    --       Executive Employment Agreement dated January 1, 1996 between
                  Simione Central, Inc. and William J. Simione, Jr.
                  (Incorporated by reference to Exhibit 10.16 of the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1996 as filed with the Securities and Exchange
                  Commission).

10.20    --       Agreement dated October 4, 1996 by and between InfoMed
                  Holdings, Inc. and EGL Holdings, Inc. (Incorporated by
                  reference to Exhibit 10.17 of the Company's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission).

EXHIBIT
NUMBER                                   DESCRIPTION
------                                   -----------
10.21    --       Information Systems Management Agreement dated January 4,
                  1996 between Integrated Systems Solutions Corporation and
                  Central Health Management Services, Inc. (Incorporated by
                  reference to Exhibit 10.18 of the Company's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission).

10.22    --       Micronetics Design Corporation Value Added Reseller Agreement
                  Renewal dated July 10, 1996 between Micronetics Design
                  Corporation and InfoMed Holdings, Inc. (Incorporated by
                  reference to Exhibit 10.19 of the Company's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission).

10.23    --       Master Software License Agreement Number 96-2283 dated October
                  31, 1996 by and between Software 2000, Inc. and Simione
                  Central Holding, Inc. (Incorporated by reference to Exhibit
                  10.20 of the Company's Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1996 as filed with the
                  Securities and Exchange Commission).

10.24    --       Guaranty Agreement dated October 31, 1996 by Simione Central,
                  Inc. in favor of HCA, Inc. (Incorporated by reference to
                  Exhibit 10.21 of the Company's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1996 as filed with the
                  Securities and Exchange Commission).

10.25    --       Lease Agreement dated March 18, 1996 between National Leasing,
                  Inc. and Simione Central, Inc. (Incorporated by reference to
                  Exhibit 10.22 of the Company's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1996 as filed with the
                  Securities and Exchange Commission).

10.26    --       IBM Vendor Marketing Programs Cooperative Services Marketing
                  Agreement dated December 16, 1996 between IBM Corporation and
                  Simione Central Holding, Inc. (Incorporated by reference to
                  Exhibit 10.23 of the Company's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1996 as filed with the
                  Securities and Exchange Commission).

10.27    --       Loan and Security Agreement by and between National Bank of
                  Canada and the Company, dated as of June 6, 1997 (Incorporated by reference to Exhibit 10.34 of the Company's Current Report on Form 8-K dated June 27, 1997 as filed with the Securities and Exchange Commission).

10.28    --       Amendment 2 to Agreement for Information Technology Services
                  between SC Holding, Inc. and Integrated Systems Solutions
                  Corporation dated July 31, 1997 (Incorporated by reference to
                  Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q
                  dated August 13, 1997 as filed with the Securities and
                  Exchange Commission).

10.29    --       Simione Central Holdings, Inc. Omnibus Equity-based Incentive
                  Plan (Incorporated by reference to Exhibit 10.17 of the
                  Company's Registration Statement on Form S-1 (Registration
                  Number 333-25551) as filed with the Securities and Exchange
                  Commission).

10.30    --       Simione Central Holdings, Inc. 1997 Non-Qualified Formula
                  Stock Option Plan (Incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1
                  (Registration Number 333-25551) as filed with the Securities and Exchange Commission).

16.1     --       Letter re change in Certifying Accountant (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on
                  Form 8-K dated January 27, 1997 as filed with the Securities and Exchange Commission).

21.1*    --       Subsidiaries of the Company.

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
23.1*    --       Consent of Ernst & Young LLP.

27.1*    --       Financial Data Schedule (for SEC use only).

27.2*     --      Restated Financial Data Schedule (for SEC use only).

27.3*     --      Restated Financial Data Schedule (for SEC use only).

27.4*     --      Restated Financial Data Schedule (for SEC use only).

----------
* Filed herewith


         (b) Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K dated December 31, 1997 announcing the acquisition of substantially all of the assets of Dezine Healthcare Solutions, Inc., a South Carolina corporation, for $9,500,000 by the Company's wholly-owned subsidiary, DHS Acquisition L.L.C., a Georgia limited liability company.




                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SIMIONE CENTRAL HOLDINGS, INC.

                                    By:  /s/ James R. Henderson
                                         James R. Henderson
                                         President and Chief Executive Officer

Date: March 26, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURES                                  TITLE                           DATE
         ----------                                  -----                           ----
 /s/ James R. Henderson             President, Chief Executive Officer          March 26, 1998
------------------------------      and Director (Principal Executive
James R. Henderson                  Officer)

 /s/ Lori Nadler Siegel             Chief Financial Officer and Treasurer       March 26, 1998
------------------------------      (Principal Financial and Accounting
Lori Nadler Siegel                  Officer)

 /s/ Gary M. Bremer                 Chairman of the Board                       March 26, 1998
------------------------------
Gary M. Bremer

 /s/ William J. Simione, Jr.        Vice Chairman of the Board and              March 26, 1998
------------------------------      Executive Vice President
William J. Simione, Jr.

 /s/ Murali Anantharaman            Director                                    March 26, 1998
------------------------------
Murali Anantharaman

 /s/ James A. Gilbert               Director                                    March 26, 1998
------------------------------
James A. Gilbert

 /s/ Richard D. Jackson             Director                                    March 26, 1998
------------------------------
Richard D. Jackson

 /s/ Barrett C. O'Donnell           Director                                    March 26, 1998
------------------------------
Barrett C. O'Donnell

                         SIMIONE CENTRAL HOLDINGS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               PAGE
                                                                               ----
Report of Independent Auditors                                                  F-2
Consolidated Financial Statements
  Consolidated Balance Sheets - December 31, 1997 and 1996                      F-3
  Consolidated Statements of Operations for the three years ended
    December 31, 1997                                                           F-4
  Consolidated Statements of Shareholders' Equity for the
    three years ended December 31, 1997                                         F-5
  Consolidated Statements of Cash Flows for the three years ended
    December 31, 1997                                                           F-6
  Notes to Consolidated Financial Statements                                    F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Simione Central Holdings, Inc.

         We have audited the accompanying consolidated balance sheets of Simione Central Holdings, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simione Central Holdings, Inc. as of December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                    ERNST & YOUNG LLP


Atlanta, Georgia
February  23, 1998

                         SIMIONE CENTRAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                     DECEMBER 31,
                                                                                     ------------
                                                                               1997               1996
                                                                           ------------       ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                $  8,266,860       $  3,384,728
  Accounts receivable, net of allowance for doubtful
    accounts of $1,915,000 and $1,063,000, respectively                       9,025,666          5,651,415
  Prepaid expenses and other current assets                                   1,157,168            870,729
                                                                           ------------       ------------
         Total current assets                                                18,449,694          9,906,872
Purchased software, furniture and equipment, net                              2,365,508          1,867,996
Intangible assets, net                                                        7,448,911          5,922,755
Other assets including restricted cash at December 31, 1996                     655,377          1,078,056
                                                                           ------------       ------------
         Total assets                                                      $ 28,919,490       $ 18,775,679
                                                                           ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit                                                           $    773,599       $         --
  Accounts payable                                                            1,876,688          3,199,353
  Accrued compensation expense                                                  560,334            666,650
  Accrued liabilities                                                         3,174,762          3,251,636
  Customer deposits                                                           1,460,653          1,679,565
  Unearned revenues                                                           1,527,173          2,006,044
  Current portion of capital lease obligations                                   57,622            306,466
                                                                           ------------       ------------
         Total current liabilities                                            9,430,831         11,109,714
Notes payable and capital lease obligations,
  less current portion                                                               --          2,986,267
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.001 par value; 10,000,000
    shares authorized; none
    issued or outstanding                                                            --                 --
  Common stock, $.001 par value; 20,000,000 shares
    authorized; 8,522,978 and 5,952,166 shares issued and outstanding
    at December 31, 1997 and 1996, respectively                                   8,523              5,952
  Additional paid-in capital                                                 41,686,109         23,216,050
  Stock subscription receivable                                                      --           (850,000)
  Accumulated deficit                                                       (22,205,973)       (17,692,304)
                                                                           ------------       ------------
         Total shareholders' equity                                          19,488,659          4,679,698
                                                                           ------------       ------------
         Total liabilities and shareholders' equity                        $ 28,919,490       $ 18,775,679
                                                                           ============       ============



                 See notes to consolidated financial statements

                         SIMIONE CENTRAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                                     ------------------------
                                                            1997               1996               1995
                                                        -----------        ------------       -----------
Net revenues:
  Software and services                                 $27,355,995        $ 15,307,906       $ 5,387,044
  Agency support                                         14,680,310           7,323,540         7,834,999
  Consulting services                                     4,908,965           3,363,195                --
                                                        -----------        ------------       -----------
         Total net revenues                              46,945,270          25,994,641        13,222,043
Costs and expenses:
  Cost of revenues                                       22,715,095          14,698,177         8,153,914
  Selling, general and administrative                    12,508,512           7,037,446         3,095,293
  Research and development                                6,669,500           5,676,898         2,928,961
  Amortization and depreciation                           1,714,207             784,502                --
  Purchased in-process research and
    development                                           8,126,947          12,573,931                --
  Severance and other restructuring
    charges                                                      --           1,214,669                --
                                                        -----------        ------------       -----------
         Total costs and expenses                        51,734,261          41,985,623        14,178,168
                                                        -----------        ------------       -----------
Loss from operations                                     (4,788,991)        (15,990,982)         (956,125)
Other income (expense):
  Interest expense                                         (214,508)           (114,817)               --
  Interest and other income                                 489,830             206,902                --
                                                        -----------        ------------       -----------
Net loss                                                $(4,513,669)       $(15,898,897)      $  (956,125)
                                                        ===========        ============       ===========
Net loss per share - basic and diluted                  $     (0.63)       $      (3.71)      $     (0.32)
                                                        ===========        ============       ===========
Weighted average common shares - basic and diluted        7,164,398           4,287,956         2,994,856
                                                        ===========        ============       ===========



                 See notes to consolidated financial statements

                         SIMIONE CENTRAL HOLDINGS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                                                     ADDITIONAL      STOCK                            TOTAL
                                                      COMMON          PAID-IN     SUBSCRIPTION   ACCUMULATED      SHAREHOLDERS'
                                        SHARES         STOCK          CAPITAL      RECEIVABLE      DEFICIT            EQUITY
                                      ---------     -----------     -----------   ------------   ------------     ------------
Balance at January 1, 1995                   11     $        --     $        --    $      --     $   (837,282)    $   (837,282)
 Capital contribution from
    former parent company                    --       2,443,013              --           --               --        2,443,013
     Net Loss                                --              --              --           --         (956,125)        (956,125)
                                      ---------     -----------     -----------    ---------     ------------     ------------
Balance at December 31, 1995                 11       2,443,013              --           --       (1,793,407)         649,606
  Capital contribution from
    former parent company                    --       4,000,000              --           --               --        4,000,000
  Distribution of 2,994,856
    shares of no par common
    stock and cancellation of
    11 shares of common stock
    held by CHHC                      2,994,845              --              --           --               --               --
  Issuance of 964,418 shares
    of no par Class A common stock      964,418       3,051,369              --     (850,000)              --        2,201,369
  Purchase and cancellation of
    918 shares of no par
    Class A common stock not
    exchanged in reverse
    acquisition                            (918)         (9,866)             --           --               --           (9,866)
  Exchange of 3,958,356 shares
    of no par Class A and B
    common stock for 3,958,356
    shares of IMHI $.001 par
    value common stock                       --      (9,480,558)      9,480,558           --               --               --
  Issuance of 1,949,269 shares
    of IMHI $.001 par value
    common stock for purchase
    of IMHI in reverse
    acquisition                       1,949,269           1,949      13,514,288           --               --       13,516,237
  Issuance of 44,541 shares of
    $.001 par value common
    stock as compensation and
    from exercise of stock
    options and warrants                 44,541              45         221,204           --               --          221,249
  Net loss                                   --              --              --           --      (15,898,897)     (15,898,897)
                                      ---------     -----------     -----------    ---------     ------------     ------------
Balance at December 31, 1996          5,952,166           5,952      23,216,050     (850,000)     (17,692,304)       4,679,698
  Issuance of 555,259 shares of
      $.001 par value common
      stock from exercise of stock
      options and warrants              555,259             555         548,403           --               --          548,958
   Issuance of 15,553 shares
      of  $.001 par value
      common stock in connection
      with an acquisition                15,553              16         199,984           --               --          200,000
  Issuance of 2,000,000 shares of
      $.001 par value common
      stock, net of offering costs    2,000,000           2,000      17,721,672           --               --       17,723,672
   Payment of stock subscription             --              --              --      850,000               --          850,000
   Net loss                                  --              --              --           --       (4,513,669)      (4,513,669)
                                      ---------     -----------     -----------    ---------     ------------     ------------
Balance at December 31, 1997          8,522,978     $     8,523     $41,686,109    $      --     $(22,205,973)    $ 19,488,659
                                      =========     ===========     ===========    =========     ============     ============



                 See notes to consolidated financial statements

                         SIMIONE CENTRAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEARS ENDED DECEMBER 31,
                                                                    -----------------------------------------------------
                                                                         1997                1996                  1995
                                                                    -------------       -------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $  (4,513,669)      $ (15,898,897)        $  (956,125)
Adjustments to reconcile net loss to net
 cash used in operating activities:
 Purchased in-process research and
  development                                                           8,126,947          12,573,931                  --
 Provision for doubtful accounts                                        1,329,563             395,046                  --
 Amortization and depreciation                                          1,714,207             784,502                  --
 Value assigned to stock purchase warrant                                      --             100,000                  --
 Stock compensation expense                                                    --              58,500                  --
 Loss on sale of assets                                                    25,887               3,636                  --
Changes in assets and liabilities:
 Accounts receivable                                                   (3,919,939)         (3,305,003)             95,360
 Prepaid expenses and other current assets                                (29,355)           (553,630)            (47,017)
 Other assets                                                            (577,322)            (26,925)                 --
 Accounts payable                                                      (1,598,616)          2,264,539             (11,414)
 Accrued compensation expense                                            (106,316)            142,867              23,158
 Accrued liabilities                                                     (525,519)            768,284              (7,771)
 Customer deposits                                                       (218,912)            272,724                  --
 Unearned revenues                                                     (1,150,135)            616,518                  --
                                                                    -------------       -------------         -----------
       Net cash used in operating
        activities                                                     (1,443,179)         (1,803,908)           (903,809)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of acquired companies, net of cash acquired                   (9,807,587)         (1,249,798)                 --
Purchase of software, furniture and
 equipment                                                               (915,581)           (635,997)           (424,000)
Decrease (increase) in restricted cash                                  1,000,000          (1,000,000)                 --
Increase in other intangible assets                                      (585,000)            (64,123)                 --
                                                                    -------------       -------------         -----------
       Net cash used in investing activities                          (10,308,168)         (2,949,918)           (424,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from former
  parent company                                                               --           4,000,000                  --
Proceeds from repayment of stock subscription                             850,000                  --                  --
Proceeds from (payments on) notes payable                              (1,726,201)          2,499,800                  --
Issuance of common stock, net of
 cash expenses                                                         17,723,672           2,191,503                  --
Advances from (payments to) former
 parent company                                                                --          (1,076,855)          1,440,309
Repayment (issuance) of note receivable
 from officer                                                                  --             252,075            (252,075)
Payments on capital lease obligations                                    (732,778)            (45,741)                 --
Payments of related party notes                                           (30,172)            (68,000)                 --
Proceeds from exercise of stock options
 and warrants                                                             548,958              62,749                  --
                                                                    -------------       -------------         -----------
       Net cash provided by financing activities                       16,633,479           7,815,531           1,188,234
                                                                    -------------       -------------         -----------
       Net increase (decrease) in cash
        and cash equivalents                                            4,882,132           3,061,705            (139,575)
Cash and cash equivalents, beginning of year                            3,384,728             323,023             462,598
                                                                    -------------       -------------         -----------
Cash and cash equivalents, end of year                              $   8,266,860       $   3,384,728         $   323,023
                                                                    =============       =============         ===========
Supplemental disclosure of non-cash
 investing and financing activities:
  Capital contribution from former
   parent company                                                   $          --       $          --         $ 2,443,013
  Software, furniture and equipment
   obtained through capital lease                                   $          --       $     690,490         $        --

                 See notes to consolidated financial statements

                         SIMIONE CENTRAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Background: Incorporated in September 1991, as a wholly-owned subsidiary of Central Health Holding Company, Inc. ("CHHC"), Central Health Management Services, Inc. ("CHMS") provided information and management support services to home health care providers. Central Health Services, Inc. ("CHS"), also a wholly-owned subsidiary of CHHC, provided similar services to home health care agencies owned by CHHC. On January 1, 1996, CHHC transferred at book value the assets and employees related to CHS's information services and certain clinical and financial support services to CHMS. Accordingly, the consolidated financial statements for the year ended December 31, 1995 give effect to the reorganization of these entities under common control and reflect the combined operating results of CHMS and the transferred CHS operations. On January 17, 1996, CHHC completed a pro-rata distribution of the outstanding common stock of CHMS to its shareholders.

         On October 8, 1996, InfoMed Holdings, Inc. ("IMHI") and CHMS merged in a transaction accounted for as a reverse acquisition for financial reporting purposes. In connection with the merger, IMHI issued 3,958,356 shares of its common stock in exchange for all the outstanding common stock of CHMS, and thereby, the former shareholders of CHMS acquired control of IMHI. As a result, CHMS is considered the acquiring company; hence, the historical financial statements of CHMS became the historical financial statements of IMHI and include the results of operations of IMHI only from the effective acquisition date. On December 19, 1996, IMHI changed its name to Simione Central Holdings, Inc. (the "Company").

         Overview: The Company is a leading provider of integrated systems and services designed to enable home health care providers to more effectively operate their businesses and compete in a managed care environment. The Company offers several comprehensive and flexible software solutions, each of which provide a core platform of software applications and which incorporate selected specialized modules based on customer demand. These software solutions are designed to enable customers to generate and utilize comprehensive financial, operational and clinical information and are made available to customers in two arrangements: a Shared Resource Solution or an In-House Solution. The Company's Shared Resource Solution offers customers an outsourcing opportunity which incorporates the Company's proprietary software. Under this arrangement, the Company operates a data center which stores customer data and allows them real-time, secure access through a wide area communications network. The Company's In-House Solution is licensed to customers for use on their own computer systems. In addition to its software solutions and related software support services, the Company's home health care consulting services assist providers in addressing the challenges of reducing costs, maintaining quality, streamlining operations and re-engineering organizational structures. The Company also provides comprehensive agency support services which include administrative, billing and collection, training, reimbursement and financial management services, among others.

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

MANAGEMENT ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                         SIMIONE CENTRAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES REVENUE RECOGNITION -
      (CONTINUED)

         To the extent that software and services revenues result from shared resource information management, software support, implementation, training and technical consulting services, such revenues are recognized monthly as the related services are rendered or, for software support revenues, over the term of the related agreement. To the extent that software and services revenues result from software licenses, computer hardware and third-party software revenues, such revenues are recognized when the related products are delivered and collectibility of fees is determined to be probable, provided that no significant obligation remains under the contract. Revenues derived from the sale of software licenses requiring significant modification or customization are recorded based upon percentage of completion using labor hours or contract milestones. Agency support and consulting services revenues are recognized monthly as the related services are performed.

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

         During 1995 and through October 1996, the Company derived the majority of its revenue from services provided to its former parent company, see Note 14. In addition, the Company had other major customers which comprised the following percentages of total net revenue:

                   YEARS ENDED DECEMBER 31,
                   ------------------------
                    1997     1996     1995
                    ----     ----     ----
Customer A           --       --       14%
Customer B           48%      22%      --

         The Company is dependent upon certain third party software arrangements as well as certain contractual arrangements for provision of certain of its services, see Note 16.

CASH EQUIVALENTS

         All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

RESTRICTED CASH

         The Company's restricted cash at December 31, 1996 of $1,000,000 was invested in a certificate of deposit and secured $1,000,000 of borrowings outstanding under the Company's lines of credit agreements, see Note 6.

PURCHASED SOFTWARE, FURNITURE AND EQUIPMENT

         Purchased software, furniture and equipment is stated at cost. Depreciation is calculated for financial reporting purposes using the straight-line method over the estimated useful lives (ranging from 1 to 10 years) of the assets or lease term, whichever is shorter.

SOFTWARE DEVELOPMENT COSTS

         Costs incurred to establish the technological feasibility of computer software products are research and development expense and are charged to expense as incurred. The Company capitalizes costs incurred between the point of establishing technological feasibility and general release when such costs are material. The Company capitalized $616,000 of software development costs during 1997. The Company had no capitalized computer software development costs as of December 31, 1996.

                         SIMIONE CENTRAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

INTANGIBLE ASSETS

         Intangible assets, arising principally from the accounting for acquired businesses, are amortized using the straight-line method over the estimated useful lives of the related assets which range from 4 to 11 years. The Company reviews its long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The measurement of possible impairment is based upon determining whether projected undiscounted future cash flow from the use of the asset is less than the carrying amount of the asset. As of December 31, 1997, in the opinion of management, there has been no such impairment.

INCOME TAXES

         The Company accounts for income taxes using the liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities.

NET LOSS PER SHARE

         Net loss per share is computed on the basis of the weighted average number of common shares outstanding during the period. The 2,994,856 shares of Class A common stock issued in the reorganization of the Company on January 17, 1996 (see Note 12) have been treated as outstanding since January 1, 1995. Due to the net loss incurred by the Company in each year, basic and diluted loss per share do not differ. Common stock equivalents relate to shares potentially issuable under outstanding option and warrant agreements and are included in the diluted loss per share calculation if dilutive.

STOCK BASED COMPENSATION

         Stock options are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has included in these consolidated financial statements the pro forma disclosure information required by SFAS No. 123, see
Note 12.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

         In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS No. 121 did not have an impact on the Company's financial statements.

         In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Per share amounts for all periods have been presented in conformity with SFAS No. 128 requirements.

                         SIMIONE CENTRAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

         In October 1997 the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2"), which supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. While some principles remain the same, there are several key differences between the two pronouncements, including accounting for multiple element arrangements. SOP 97-2 addresses revenue recognition from a conceptual level and does not specifically provide implementation guidance. However the Company certainly believes, based on its reading and interpretation of SOP 97-2, that future license and services agreements that require modifications to the software will likely require contract accounting for both the license fees and services and result in a deferral of license revenue compared to revenue recognition under SOP 91-1 for some agreements.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the 1997 financial statement presentation.

2.  ACQUISITIONS

         Effective January 1, 1996, the Company purchased certain assets of Simione & Simione, CPA's--Consulting Division (a division of Simione & Simione, CPAs, a Partnership) ("Simione & Simione") for $2,000,000 in cash. Simione & Simione provided a wide range of home health care consulting services. This acquisition was accounted for using the purchase method. The entire purchase price was allocated to goodwill and is being amortized over 10 years.

         On October 8, 1996, IMHI merged with CHMS. IMHI provided a comprehensive package of software applications for home health care providers marketed under the name STAT 2. In connection with the acquisition, each issued and outstanding share of CHMS common stock was converted into and exchanged for the right to receive .22021 shares of IMHI common stock as of the effective date. As a result, IMHI issued 3,958,356 shares of common stock to CHMS's shareholders. In addition, each of the outstanding shares of IMHI Class A Convertible Preferred Stock was converted into and exchanged for shares of IMHI common stock and all outstanding options and warrants to purchase CHMS common stock as of the effective date were converted into the right to purchase shares of IMHI common stock, provided that the number of shares to be so purchased and the respective exercise prices thereof have been adjusted by the exchange ratio. The merger was accounted for as a reverse acquisition under the purchase method of accounting. As a result, for accounting purposes CHMS was considered as having acquired IMHI. The historical financial statements of CHMS became the historical financial statements of IMHI and include the results of operations of both companies from the effective date. All share amounts have been retroactively restated giving effect to the .22021 exchange ratio of CHMS shares for IMHI shares. CHMS had been on a December 31 fiscal year end, and, therefore, the fiscal year end of IMHI was changed to December 31. Effective December 19, 1996, IMHI changed its name to Simione Central Holdings, Inc. (the "Company").

         The purchase price of approximately $16,797,000 (including $760,000 of acquisition costs and net liabilities assumed of $2,521,000) was allocated based on the relative fair values of the assets acquired and liabilities assumed. Approximately $12,574,000 of the purchase price was allocated to purchased in-process research and development. This in-process research and development had not reached technological feasibility and had no alternative future use, and therefore, was charged to operations as of the acquisition date. In addition, $4,223,000 of the purchase price was allocated to certain identifiable intangible assets and is being amortized over the related assets estimated useful lives, see Note 5. The purchase price was determined based on the estimated value of the outstanding 1,949,269 shares of IMHI common stock and options and warrants to purchase IMHI common stock outstanding at the merger date.

         Effective December 1, 1997, the Company purchased substantially all the assets of Dezine Healthcare Solutions, Inc. ("Dezine"). Dezine provided a comprehensive package of software applications for home medical equipment providers. This acquisition was accounted for using the purchase method. The purchase price of approximately $9,379,000 (including $200,000 of acquisition costs and net liabilities assumed of $71,000) was allocated based on the relative fair values of the assets acquired and liabilities assumed. Approximately $8,127,000 of the purchase price was allocated to purchased in-process research and development. This in-process research and development had not reached technological feasibility and had no alternative future use, and therefore, was charged to operations as of the acquisition date. In addition, $1,323,000 of the purchase price was allocated to certain identifiable intangible assets and will be amortized over the related assets estimated useful lives, see Note 5. The Company's consolidated statement of operations for the year ended December 31, 1997 includes the operating results of Dezine for the period December 1, 1997 (the effective date of the Dezine acquisition) to December 31, 1997.

                         SIMIONE CENTRAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.    ACQUISITIONS - (CONTINUED)

         Pro forma information (unaudited) giving effect to the acquisitions as if they took place on January 1, 1996, is as follows:


                                          YEARS ENDED DECEMBER 31,
                                          ------------------------
                                            1997           1996
                                         -----------    -----------
Net revenues                             $53,397,919    $ 42,239,681
Net income (loss)                          3,657,552     (23,829,188)
Net income (loss) per share - basic      $      0.51    $      (4.15)
Net income (loss) per share - diluted    $      0.44    $      (4.15)

         The 1996 pro forma net loss includes the $8,127,000 charged to operations for the in-process research and development purchased in the Dezine acquisition. This pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been effective on January 1, 1996 or which may be obtained in the future.

3.  LEASE RECEIVABLES

         The Company provides lease financing to certain customers related to sales of software licenses and computer hardware. Lease terms are generally five years. Future minimum lease payments under these sales-type leases as of December 31, 1997, of which the 1998 portion is classified in accounts receivable, are as follows:

         Year Ending December 31,
         ------------------------
         1998                                                                  $143,608
         1999                                                                    29,600
         Thereafter                                                               7,193
                                                                               --------
         Future minimum lease payments                                          180,401
         Interest portion                                                       (10,094)
                                                                               --------
         Present value of future minimum lease payments                        $170,307
                                                                               ========

4.  PURCHASED SOFTWARE, FURNITURE AND EQUIPMENT

         Purchased software, furniture and equipment consisted of the following:

                                    DECEMBER 31,
                                    ------------
                                1997            1996
                            -----------     -----------
Equipment                   $ 1,736,907     $   855,428
Purchased software              949,203         840,064
Furniture                       664,901         491,666
Leasehold improvements          152,472          58,388
                            -----------     -----------
                              3,503,483       2,245,546
Accumulated depreciation     (1,137,975)       (377,550)
                            -----------     -----------
                            $ 2,365,508     $ 1,867,996
                            ===========     ===========

                         SIMIONE CENTRAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5.  INTANGIBLE ASSETS

         Intangible assets consisted of the following:


                                       DECEMBER 31,
                                       ------------              AMORTIZATION
                                  1997              1996            PERIOD
                              -----------       -----------      ------------
Acquired technology           $ 2,809,995       $ 2,054,000      4-5 years
Goodwill                        3,204,179         2,000,000      9-10 years
Trade name                      1,142,000         1,142,000        11 years
Other                           1,695,021         1,128,025      6-10 years
                              -----------       -----------
                                8,851,195         6,324,025
Accumulated amortization       (1,402,284)         (401,270)
                              -----------       -----------
                              $ 7,448,911       $ 5,922,755
                              ===========       ===========

6.  NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

         During 1996, a wholly-owned subsidiary of the Company entered into line of credit agreements with a bank which provided for aggregate borrowing of $2,500,000. Borrowings under these agreements aggregated $2,499,800 at December 31, 1996, and were secured by a certificate of deposit of $1,000,000, the subsidiary's accounts receivable, and certain other assets. Additionally, borrowings under these agreements aggregating $1,500,000 were personally guaranteed by a major shareholder and executive officer of the Company. During 1997, the Company repaid amounts outstanding under these line of credit agreements and terminated them accordingly.

         On June 6, 1997, the Company entered into a Loan and Security Agreement with a bank. Pursuant to the Agreement, the bank agreed to make available to the Company a revolving credit facility, the maximum principal amount of which at any time must be equal to the lesser of $5 million or the "borrowing base," as defined in the revolving credit facility agreement. Interest accrues at a variable rate per annum equal to the prime rate plus 0.25% (8.75% as of December 31, 1997). Under the terms of the Agreement, the Company granted to the bank a security interest in all accounts, inventory, equipment, and general intangibles. Additionally, borrowings under this agreement are secured by the outstanding capital stock of the Company's subsidiaries. The Company's subsidiaries have also guaranteed the Company's obligations to the bank under the Agreement. As of December 31, 1997, $774,000 was outstanding and $4,226,000 was available under this agreement.

         The Company has entered into lease agreements with a related party (see
Note 15) for certain office and computer equipment and furniture with approximate aggregate cost and net book value of $690,000 and $624,000, respectively, at December 31, 1996. In December 1997, the Company opted for early termination of these leases and purchased the equipment from the lessor for $579,000. Additionally, the Company has other equipment under capital leases with third party lessors with approximate aggregate cost and net book value of $139,000 and $52,000, respectively, at December 31, 1997. Amortization of capital lease assets is included in the Company's depreciation expense and amounted to approximately $283,000 and $84,000 for 1997 and 1996, respectively.

         Aggregate annual rental commitments under these capital leases as of December 31, 1997 are as follows:

         YEAR ENDING DECEMBER 31,
         ------------------------
         1998 future minimum payments                 $ 61,964
         Interest portion                               (4,342)
                                                      --------
         Present value of future minimum
           lease payments                             $ 57,622
                                                      ========

7.  OPERATING LEASES

         The Company leases its office facilities and certain furniture and equipment under various operating lease agreements, some of which are with related parties (see Note 15). These leases require the Company to pay taxes, insurance and maintenance expenses, and provide for renewal options at the then fair market rental value of the property. Amounts expensed under operating leases were approximately $2,847,000, $3,699,000 and $1,554,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

                         SIMIONE CENTRAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

7.    OPERATING LEASES - CONTINUED

         Aggregate annual rental payments for operating leases with noncancelable lease terms in excess of one year are as follows:

         YEARS ENDING DECEMBER 31,
         -------------------------
         1998                                                  $2,484,487
         1999                                                   2,032,658
         2000                                                   1,813,660
         2001                                                   1,318,259
         Thereafter                                               994,320
                                                               ----------
                  Total                                        $8,643,384
                                                               ==========

8.  COMMITMENTS AND CONTINGENCIES

         On November 1, 1996, Simione Central, Inc. ("SCI"), a wholly-owned subsidiary of the Company, entered into a series of five year contracts to provide shared resource information management and agency support services to several affiliates of Columbia/HCA Health Care Corporation ("Columbia/HCA"). As part of the negotiation of these contracts with SCI, Columbia/HCA required that this subsidiary, formerly a subsidiary of CHHC, guarantee certain indemnification obligations of the former shareholders of CHHC, as such indemnification obligations relate to the administration and potential liabilities to the Central Health Holding Company, Inc. Employee Stock Ownership Plan ( the "Plan") or its participants. Columbia/HCA became indirectly responsible for these Plan obligations as a result of its acquisition of the CHHC stock. As a result of the fact that all former CHHC shareholders are also shareholders of the Company by virtue of the January 1996 spin-off of the Company, SCI agreed to undertake this contingent obligation. Under the terms of this guaranty agreement (the "Guaranty"), SCI agreed to guarantee Columbia/HCA against losses arising from the following: (i) liabilities relating to the Plan for losses resulting from a fiduciary breach, prohibited transaction or other violation of law relating to the Plan and (ii) liabilities relating to the Plan which are not paid by the former stockholders of CHHC other than the Plan, but only to the extent such losses are not recovered by Columbia/HCA through other indemnity provisions of its agreement with the former shareholders of CHHC. These indemnity provisions include any potential recovery from CHHC's insurance policies as well as recoveries from escrow accounts established for the benefit of Columbia/HCA by CHHC's former shareholders. This subsidiary's maximum liability under the Guaranty is $17,500,000 for claims arising before November 1, 1998, and $15,000,000 for claims arising before November 1, 2000. There is no liability for any claims arising after November 1, 2000. Further, the aggregate maximum liability under the Guaranty is $20,000,000. Pursuant to the Guaranty, the subsidiary agreed that on each date that a guaranteed obligation is required to be paid to Columbia/HCA, the subsidiary shall grant to Columbia/HCA a security interest equal to the amount of the guaranteed obligation in all the subsidiary's accounts receivable. This subsidiary also granted to Columbia/HCA the right to offset any liability arising under the Guaranty against any obligation of Columbia/HCA or its affiliates to the subsidiary. At December 31, 1997, no claims had been made under the Guaranty and the Company does not currently anticipate incurring any loss associated with the Guaranty.

         Under the terms of an asset purchase agreement dated October 31, 1997, the Company is obligated to pay additional purchase price if the earnings of the acquired entity reach certain specified levels of earnings before income tax, depreciation, and amortization.

         The Company is engaged in various legal and regulatory proceedings arising in the normal course of business which management believes will not have a material adverse effect on its financial position or results of operations. The Company was, however, served on July 17, 1997 with an administrative subpoena issued by the United States Department of Health and Human Services, Office of Inspector General. In connection with that subpoena, the Department of Justice ("DOJ") has advised the Company that certain aspects of the Company's past relationship with affiliates of Columbia/HCA are within the scope of an ongoing grand jury investigation. However, the DOJ has confirmed to the Company that neither the Company, nor any of its officers, directors or employees, is a target in this investigation and, based upon the information known to the DOJ at this time, neither the Company, nor any of its officers, directors or employees, is likely to become one. The Company is cooperating fully and does not currently believe that this inquiry will have any material effect on its overall business or financial condition.

                         SIMIONE CENTRAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9.  SEVERANCE AND OTHER RESTRUCTURING CHARGES

         As a result of the change in focus of the Company's business from providing services to affiliates of CHHC, the Company incurred severance and certain other restructuring costs totaling $1,215,000 in the fourth quarter of 1996. These costs primarily relate to severance of seven terminated key employees and costs to buyout a lease of equipment no longer useful to the Company. During 1997 and 1996, payments of $855,000 and $347,000, respectively had been made against the accrued severance and other restructuring charges.

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

         Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company's deferred tax assets and liabilities are as follows:

                                                   DECEMBER 31,
                                                   ------------
                                              1997              1996
                                          -----------       -----------
Deferred tax assets:
     Net operating loss                   $ 1,763,040       $ 2,270,669
     Accrued liabilities                      316,956           547,259
     Allowance for doubtful accounts          617,988           409,119
     Unearned revenues                         35,340           304,934
     Purchased intangible assets            3,088,240                --
     Tax credit carryforward                   95,830            95,830
     Other                                     72,484            62,356
                                          -----------       -----------
Total deferred tax assets                   5,989,878         3,690,167
Deferred tax liabilities:
     Purchased intangible assets           (1,242,442)       (1,532,009)
     Capitalized software                    (234,096)               --
     Depreciation                            (149,316)         (159,087)
                                          -----------       -----------
Total deferred tax liabilities             (1,625,854)       (1,691,096)
                                          -----------       -----------
Net deferred tax asset                      4,364,024         1,999,071
Valuation allowance                        (4,364,024)       (1,999,071)
                                          -----------       -----------
                                          $        --       $        --
                                          ===========       ===========

         The Company has approximately $4,640,000 of net operating losses for income tax purposes available to offset future taxable income. Such losses expire $1,824,000 in 2010 and $2,816,000 in 2011 and may be subject to certain limitations for prior changes in ownership. Additionally, the Company has research and development and alternative minimum tax credits of approximately $96,000 which expire in years 2009 through 2011. A valuation allowance reducing the net deferred tax asset to zero has been recorded based on management's assessment that it is not "more likely than not" that this net asset is realizable as of December 31, 1997.

         Approximately $500,000 of the net deferred tax assets related to the IMHI acquisition will result in a credit to intangible assets if and when recognized.

         Actual income tax expense differs from the "expected" amount (computed by applying the U.S. Federal corporate income tax rate of 34% to the loss before income taxes) as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                  ------------------------
                                                   1997              1996
                                               -----------       -----------
Tax benefit computed at statutory rates        $(1,534,648)      $(5,405,624)
State income taxes, net of Federal effect         (180,547)         (635,956)
Non-deductible purchased in-process
     research and development                           --         4,778,094
Other, net                                        (649,758)           14,264
Change in valuation allowance                    2,364,953         1,249,222
                                               -----------       -----------
     Income taxes                              $        --       $        --
                                               ===========       ===========

                         SIMIONE CENTRAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10.  INCOME TAXES - CONTINUED

         Prior to 1996, the Company's taxable loss was included in the consolidated tax return of its former parent company. The former parent company utilized net operating losses generated by the Company and did not allocate any benefit from use of the net operating losses to the Company.

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

         The consolidated financial statements include the Company's share of employee benefit expense related to the Plan for the CHMS employees and also the CHS employees (see Note 1). This expense was approximately $439,000 in 1995.

         The Company has adopted 401(k) plans that cover substantially all employees. The Company contributes to the plans based upon the dollar amount of each participant's contribution. The Company made contributions to these plans of approximately $94,000 and $54,000 in 1997 and 1996, respectively.

12.  SHAREHOLDERS' EQUITY

         In November 1995, CHHC forgave $2,443,013 of intercompany indebtedness owed by the Company to CHS. The Company recorded the transaction as a capital contribution by CHHC.

         CHMS was a separate legal entity and a wholly-owned subsidiary of CHHC as of December 31, 1995. On January 6, 1996, CHMS formed CHMS Transitory Corp. ("Transitory Corp."). Transitory Corp. issued 2,994,856 shares of Class A Common Stock and one share of Class B Common Stock, all of which were held by CHMS. On January 16, 1996, CHMS and Transitory Corp. merged with Transitory Corp. as the survivor. The 11 shares of CHMS Common Stock held by CHHC were canceled and CHHC received the Class A and Class B Common Stock of Transitory Corp. Immediately subsequent to the merger, Transitory Corp. amended it articles of incorporation and changed its name to Central Health Management Services, Inc. On January 17, 1996, CHHC completed a pro-rata distribution to its shareholders of all the outstanding capital stock of CHMS. The distribution was accomplished through the issuance of 3.411 Class A shares of CHMS common stock for each share of CHHC's common stock held by the respective shareholder.

         On January 17, 1996, CHHC made a $4,000,000 cash capital contribution to CHMS. On March 5 and 22, 1996, employees of CHMS purchased 964,418 shares of Class A Common Stock for aggregate consideration of $3,051,369. These shares were purchased under the terms of a stock subscription agreement whereby 10% was due at the date of purchase and the remainder was due on December 5, 1996. Stock subscription receivable of $850,000 reported as a reduction to common stock represents the amount not yet collected as of December 31, 1996. During 1997, this amount was paid in full by the major shareholder and executive officer of the Company when this individual was relieved from his personal guarantee of $1,500,000 of the Company's indebtedness (see Note 6).

         Holders of up to approximately 4.2 million shares of common stock and warrants and options to purchase up to approximately 1.4 million shares of common stock have certain demand or piggyback registration rights, subject to certain conditions and limitations, which entitle the holders to require the Company to register all or part of their shares for public resale.

         On July 1, 1997, a Registration Statement, filed by the Company with the Securities and Exchange Commission on Form S-1, became effective. In conjunction with the effectiveness of the Registration Statement, the Company effected a one-for-two reverse stock split of the Company's outstanding common stock. The Company sold 2,000,000 (post-reverse split) shares of its common stock for $10.00 per share and received approximately $17.7 million in net proceeds. A shareholder also sold 1,220,000(post-reverse split) shares for $10.00 per share. The Company did not receive any of the proceeds from the sale of shares by the selling shareholder.

                         SIMIONE CENTRAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

12.  SHAREHOLDERS' EQUITY - (CONTINUED)

         All share and per share amounts included in these consolidated financial statements have been restated to reflect the reverse stock split.

         As of December 31, 1997, the Company has reserved 1,769,000 shares of common stock for future issuance upon the exercise of warrants and options to purchase common stock.

STOCK OPTIONS

         The Company has established several stock option plans, under which the Company is authorized to grant options to purchase an aggregate of 903,504 shares of common stock. Options granted under these plans must have an exercise price not less than the fair market value at the date of grant. In addition to options granted under these plans, the Company has granted non-plan options to certain related parties. Such non-plan options were granted with exercise prices equal to fair market value on the date of grant.

         The Company had no stock option activity prior to 1996. A summary of the Company's stock option activity for 1996 and 1997 follows:

                                                       WEIGHTED
                                         NUMBER        AVERAGE
                                           OF          EXERCISE
                                        OPTIONS         PRICE
                                       ---------       --------
Granted  in 1996                         751,260       $ 6.08
Assumed in IMHI purchase                 722,174       $ 2.90
Exercised                                (26,748)      $ 1.04
Forfeited                                (40,049)      $ 5.00
                                       ---------
Outstanding at December 31, 1996       1,406,637       $ 4.58
Granted                                  339,300       $10.88
Exercised                               (179,266)      $ 1.21
Forfeited                                   (408)      $ 2.20
                                       ---------
Outstanding at December 31, 1997       1,566,263       $ 6.36
                                       =========

         The following table summarizes information about options outstanding at December 31, 1997:

                                         OPTIONS OUTSTANDING
                             ----------------------------------------
                                                WEIGHTED                    OPTIONS EXERCISABLE
                                                AVERAGE                  -----------------------
                                               REMAINING     WEIGHTED                   WEIGHTED
             RANGE OF                         CONTRACTUAL    AVERAGE                    AVERAGE
             EXERCISE           NUMBER           LIFE        EXERCISE      NUMBER       EXERCISE
              PRICES         OUTSTANDING       IN YEARS       PRICE      EXERCISABLE     PRICE
             --------        -----------      -----------    --------    -----------    --------
         $ 0.74 --$ 2.26        251,254           5.1         $ 1.65       251,254       $1.65
         $ 3.00 --$ 5.26        558,211           8.1         $ 3.89       419,117       $3.52
         $ 6.25 --$10.50        571,998           8.8         $ 9.14       266,667       $7.86
         $11.13 --$14.00        184,800           9.6         $11.62            --          --
                              ---------                                    -------       -----
                              1,566,263           8.0         $ 6.36       937,038       $4.25
                              =========                                    =======

         Pro forma information regarding net loss and net loss per share is required by SFAS No. 123 as if the Company had accounted for employee stock option grants under the fair value method of SFAS No. 123. The fair value for options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997: risk-free interest rates of 6.232%; no dividends; a volatility factor of the expected market price of the Company's common stock of 0.856; and a weighted-average expected life of the options of 5 years; for 1996: risk-free interest rates of 6%; no dividends; a volatility factor of the expected market price of the Company's common stock of 0.6; and a weighted-average expected life of the options of 3.5 years. In addition, options assumed in the purchase of IMHI have been included in the fair value estimates as if the options assumed were granted by the Company on the purchase date and using an assumed exercise price of the value of IMHI shares issued in the acquisition. The weighted average fair value of options granted during 1997 and 1996 was $7.74 and $1.80, respectively.

                         SIMIONE CENTRAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

12.   SHAREHOLDERS' EQUITY - (CONTINUED)

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

         For the purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options' vesting periods. The Company's pro forma net loss and net loss per share (basic and diluted) are $5,268,821 and $0.74 for 1997 and $17,492,350 and $4.08 for 1996.

STOCK PURCHASE WARRANTS

         At December 31, 1997, the Company had outstanding warrants to purchase shares of the Company's common stock as follows:

                   COMMON         EXERCISE               EXPIRATION
                   SHARES          PRICE                    DATE
                   ------         --------               ----------
                  125,000         $ 1.00               February 24, 2005
                   51,679         $ 6.22               October 8, 1999
                   10,000         $11.26               May 27, 2000
                  -------
                  186,679

         All outstanding warrants are exercisable.

         During 1996, the Company issued, and the holder exercised, a warrant for the purchase of 11,010 shares of common stock at $3.16 per share. During 1997, warrants were exercised for 375,000 shares of common stock at $1.00 per share.

13.  EARNINGS PER SHARE

         The following table set forth the computation of basic and diluted earnings per share:

                                                1997               1996              1995
                                            -----------       ------------       -----------
Numerator:
     Net loss                               $(4,513,669)      $(15,898,897)      $  (956,125)

Denominator:
     Denominator for basic and
     diluted earnings per share --
     weighted-average shares                  7,164,398          4,287,956         2,994,856

Net loss per share - basic and diluted      $     (0.63)      $      (3.71)      $     (0.32)

14.  TRANSACTIONS WITH FORMER PARENT COMPANY

         The Company derived revenue from charges for the services provided to the home health care agencies owned by CHHC. The charges were recorded, for purposes of these consolidated financial statements, in an amount equal to the cost of the services being provided and therefore generated no operating profit. Revenues of $12,051,000 and $9,077,000 were recognized in 1996 and 1995, respectively. In addition, CHHC charged the Company a management fee for services provided to the Company. These services include facilities management, legal, accounting, administrative, executive and office support during 1995. During 1996, the services by CHHC provided were limited to legal and executive. CHHC's charges included direct costs identified and allocations of shared costs based on statistical and operational data such as square footage, hours, and direct operating costs. In the opinion of management, the method of allocation is reasonable. Management fees in the amount of $432,000 and $3,594,000 were incurred in 1996 and 1995, respectively. These arrangements terminated effective October 31, 1996.

                         SIMIONE CENTRAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

14.   TRANSACTIONS WITH FORMER PARENT COMPANY - (CONTINUED)

In addition, prior to 1996, the Company was charged by CHHC for its share of self-insured medical and dental claims. The Company's share of expenses for this program was $146,000 in 1995.


         Prior to the January 17, 1996 spin-off of the Company, CHHC funded all operating expenses on behalf of the Company. The average balance of the intercompany payable to CHHC was $1,825,000 in 1995. The intercompany balance payable to CHHC was paid in cash during 1996.

15.  RELATED PARTY TRANSACTIONS

         Gateway LLC, a company owned in part by a director of the Company, leases an office facility to the Company under the terms of an agreement, which expires December 31, 2001. Rent expense and related operating expenses paid to Gateway LLC by the Company were $356,000 and $82,000 in 1997 and 1996, respectively. Future annual rental payments under this lease are $233,000 in 1998, $243,000 in 1999, $254,000 in 2000 and $264,000 in 2001.

         A major shareholder and executive officer of the Company, along with certain other shareholders, are shareholders of Healthfield, Inc. ("Healthfield"). The Company entered into a management services agreement with Healthfield in February 1994. Healthfield paid the Company approximately $1,913,000 in management fees during 1995 for certain administrative and financial services rendered to Healthfield in accordance with the agreement. The management services agreement with Healthfield was terminated in December 1995.

         A major shareholder and executive officer along with certain other executive officers of the Company are shareholders of National Leasing, Inc. ("National"). During 1997 and 1996, the Company entered into various three-year capital leases with National. In December 1997, the Company opted for early termination of all the outstanding capital leases with National and purchased the equipment under lease for approximately $579,000. Payments, excluding the purchase, to National under these lease agreements totaled $260,000 and $70,000 in 1997 and 1996, respectively.

         A shareholder of the Company owns a Company which leased computer equipment to the Company during 1996 under an operating lease which expired in December 1996. Total payments in 1996 related to this lease were approximately $497,000.

         A shareholder and executive officer of the Company is a partner in an entity that leases an office facility to the Company on a month-to-month basis for $10,800 per month. Rent expense and related operating expenses paid to this entity were $130,000 and $112,000 in 1997 and 1996, respectively.

         The Company has consulting agreements with two entities in which certain directors of the Company have ownership interests. Aggregate monthly consulting fees paid to these two entities approximate $20,000 and totaled $205,000 and $59,000 in 1997 and 1996, respectively.

16.  LICENSE AGREEMENTS

         Certain software applications of the Company's NAHC IS software solution incorporates software licensed from a third party. Under this license agreement, the Company is obligated to pay royalties based on the volume of transactions processed by the Company. Royalty rates per transaction vary based on the volume of transactions processed and totaled $255,000 and $117,000 in 1997 and 1996, respectively.

         Another license agreement obligates the Company to pay royalties based on a percentage of net collected revenues from sales of certain covered systems. Royalty expense under this agreement totaled $161,000 and $500,000 in 1997 and 1996, respectively.

         The Company obtains data processing and network communication services under an agreement with IBM Global Services ("IBM"). The agreement with IBM expires December 31, 2005, and requires the Company to pay fees based on the volume of transactions processed. The agreement requires minimum annual payments approximating $3.6 million through the year 2000, $3.4 million in 2001, and an aggregate of $12.8 million thereafter. The agreement is cancelable by the Company for a stated termination charge declining from $1.1 million to $100,000 over the term of the contract. The Company paid fees to IBM of $3.6 million and $3.3 million in 1997 and 1996, respectively.

                         SIMIONE CENTRAL HOLDINGS, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                    Additions
                                                     Charged
                                      Balance at       to          Additions                      Balance at
                                      Beginning     Costs and       Due to                          End of
                                      of Period     Expenses     Acquisitions    Deductions(1)      Period
                                      ----------------------------------------------------------------------
Year ended December 31, 1997
  Allowance for Doubtful Accounts    $1,063,014    $1,329,563      $ 253,593       $ 731,050      $1,915,120
                                     =======================================================================
Year ended December 31, 1996
  Allowance for Doubtful Accounts    $   13,600    $  395,046      $ 780,701       $ 126,333      $1,063,014
                                     =======================================================================
Year ended December 31, 1995
  Allowance for Doubtful Accounts    $       --    $   13,600      $      --       $      --      $   13,600
                                     =======================================================================

(1) Write-offs of uncollectible accounts.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------
2.1      --       Assset Purchase Agreement dated as of December 17, 1997 by and among DHS Acquisition, L.L.C., the Company, Dezine
                  Healthcare Solutions, Inc. and Companion Technologies
                  Corporation (Incorporated by reference to Exhibit 2.1 of the
                  Company's Current Report on Form 8-K dated December 31, 1997 as filed with the Securities and Exchange Commission).

3.1      --       Certificate of Incorporation of the Company (Incorporated by
                  reference to Exhibit 3.1 of the Company's Registration
                  Statement on Form S-4 (Registration Number 33-57150) as filed with the Securities and Exchange Commission).

3.2      --       Amendment to the Certificate of Incorporation of the
                  Company (Incorporated by reference to Exhibit 3.2 of the
                  Company's Registration Statement on Form S-4 (Registration
                  Number 33-57150) as filed with the Securities and Exchange
                  Commission).

3.3      --       Certificate of Amendment of the Certificate of Incorporation
                  of Simione Central Holdings, Inc., filed June 30, 1997 with the Secretary of State of the State of Delaware (Incorporated
                  by reference to Exhibit 3.3 of the Company's Current Report on
                  Form 8-K dated July 9, 1997 as filed with the Securities and
                  Exchange Commission).

3.4      --       Amended and Restated Bylaws of the Company (Incorporated by
                  reference to Exhibit 3.3 of the Company's Registration
                  Statement on Form S-1 (Registration Number 333-25551) as filed with the Securities and Exchange Commission).

3.5      --       Certificate of Ownership Merging Simione Central Holdings,
                  Inc. into InfoMed Holdings, Inc. (Incorporated by reference to
                  Exhibit 3.5 of the Company's Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission).

4.1      --       Specimen Stock Certificate of the Company (Incorporated by
                  reference to Exhibit 4.1 of the Company's Registration
                  Statement on Form S-1 (Registration Number 333-25551) as filed with the Securities and Exchange Commission).

4.2      --       See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the
                  Company's Certificate of Incorporation and Bylaws governing the rights of holders of securities of the Company.

4.3      --       Registration Rights Agreement dated October 7, 1996 by and among InfoMed Holdings, Inc., those stockholders of Simione
                  Central Holding, Inc. appearing as signatories to the
                  Registration Rights Agreement, and those stockholders of
                  InfoMed Holdings, Inc. appearing as signatories to the
                  Registration Rights Agreement (Incorporated by reference to
                  Exhibit 10.1 of the Company's Current Report on Form 8-K dated
                  October 8, 1996 as filed with the Securities and Exchange
                  Commission).

9.1      --       Form of Simione Central Holding, Inc. Shareholders Voting
                  Agreement and Irrevocable Proxy dated March 5, 1996 by and among Howard B. Krone, William J. Simione, Jr., Gary
                  Rasmussen, G. Blake Bremer, Katherine L. Wetherbee, A. Curtis
                  Eade, James A. Tramonte, John Isett, Cindy Lumpkin, Douglas E.
                  Caddell, Robert J. Simione, Kenneth L. Wall, Allen K. Seibert,
                  III, Jerry Sevy, Larry Clark and Lori N. Siegel, Gary M.
                  Bremer, Richard A. Parlontieri, and James R. Henderson
                  (Incorporated by reference to Exhibit 9.1 of the Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission).

EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------
9.2      --       Agreement dated as of October 7, 1996 by and among InfoMed
                  Holdings, Inc., EGL Holdings, Inc., Mercury Asset Management
                  plc, O'Donnell Davis, Inc., Barrett O'Donnell and certain
                  other holders of the Class A Convertible Preferred Stock of
                  InfoMed Holdings, Inc. (Incorporated by reference to Exhibit
                  10.2 of the Company's Current Report on Form 8-K dated October
                  8, 1996 as filed with the Securities and Exchange Commission).

10.1     --       Amended and Restated Agreement and Plan of Merger dated as of
                  September 5, 1996 by and among InfoMed Holdings, Inc., Simione
                  Central Holding, Inc. and InfoSub, Inc. (Incorporated by
                  reference to Exhibit 2.1 of the Company's Current Report on
                  Form 8-K dated September 5, 1996 as filed with the Securities and Exchange Commission).

10.2     --       InfoMed Holdings, Inc. Amended and Restated Share Warrant for
                  the Purchase of Common Stock of InfoMed Holdings, Inc. dated
                  October 5, 1996 between InfoMed Holdings, Inc. and each of
                  O'Donnell Davis, Inc., Rowan Nominees Ltd., David O. Ellis,
                  Richard V. Lawry, Salvatore A. Massaro, Murali Anantharaman,
                  Kathleen E.J. Ellis, Jeremy Ellis, Karen Ellis, Gemma Ellis,
                  Thomas M. Rogers, Jr., and Arnold Schumacher (Incorporated by
                  reference to Exhibit 4.1 of the Company's Current Report on
                  Form 8-K dated October 8, 1996 as filed with the Securities and Exchange Commission).

10.3     --       Warrant to Purchase 100,000 shares of Class A Common Stock of
                  Simione Central Holding, Inc., dated April 12, 1996 between
                  Simione Central Holding, Inc. and Home Health First, a Texas
                  not-for-profit corporation (Incorporated by reference to
                  Exhibit 10.3 of the Company's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1996 as filed with the
                  Securities and Exchange Commission).

10.4     --       Common Stock Warrant of InfoMed Holdings, Inc. dated October
                  8, 1996 between Jefferies & Company, Inc. and InfoMed
                  Holdings, Inc. (Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and
                  Exchange Commission).

10.5     --       Settlement Agreement, dated February 28, 1995, between InfoMed
                  Holdings, Inc. and Frederick Neufeld (Incorporated by
                  reference to Exhibit 5.5 of the Company's Current Report on
                  Form 8-K dated March 7, 1995 as filed with the Securities and
                  Exchange Commission).

10.6     --       Form of Simione Central Holding, Inc. 1996 Incentive Stock
                  Option Agreement dated September 4, 1996 by and between
                  Simione Central Holding, Inc. and each of James R. Henderson,
                  William J. Simione, Jr., Robert Simione, Katherine Wetherbee,
                  Sheldon Berman, Betty Gordon, William J. Simione, III, J.
                  Blake Bremer, Craig Luigart, Kenneth L. Wald, Marty Cavaiani,
                  Lori Ferrero, Douglas E. Caddell, Andy Anello and A. Curtis
                  Eade (Incorporated by reference to Exhibit 10.6 of the Company's
                  Annual Report on Form 10-K for the fiscal year ended December 31,
                  1996 as filed with the Securities and Exchange Commission).

EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------
10.7     --       Form of 1996 Non-Qualified Stock Option Agreement dated
                  September 4, 1996 between Simione Central Holding, Inc. and each of Gary M. Bremer, James A. Tramonte, Gary W. Rasmussen,
                  Don VanderBeke and Lori N. Siegel (Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K
                  for the fiscal year ended December 31, 1996 as filed with the
                  Securities and Exchange Commission).

10.8     --       Form of Stock Option Agreement dated October 7, 1996 between
                  InfoMed Holdings, Inc., and Reid Horovitz, Zola Horovitz,
                  O'Donnell Davis, Inc., EGL Holdings, Inc., David O. Ellis,
                  Erin Dosdourian, Rodger Johnson, Richard V. Lawry, Salvatore
                  A. Massaro and Murali Anantharaman (Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K
                  for the fiscal year ended December 31, 1996 as filed with the
                  Securities and Exchange Commission).

10.9     --       1994 Incentive Stock Option and Non-Qualified Stock Option
                  Plan (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 as filed with the Securities and Exchange Commission).

10.10     --      Simione Central Holdings, Inc. Profit Sharing Plan dated
                  October 31, 1996, as amended (Incorporated by reference to
                  Exhibit 10.10 of the Company's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1996 as filed with the
                  Securities and Exchange Commission).

10.11    --       Simione Central Holdings, Inc. Section 125 Plan effective date
                  January 1, 1997 sponsored by the Company (Incorporated by
                  reference to Exhibit 10.11 of the Company's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission).

10.12    --       Headquarters at Gateway Lake Lease Agreement dated January 1,
                  1996 by and between Gateway LLC and InfoMed Holdings, Inc.
                  (Incorporated by reference to Exhibit 10.54 of the Company's
                  Annual Report on Form 10-K for the fiscal year ended June 30,
                  1996 as filed with the Securities and Exchange Commission).

10.13    --       Sublease dated November 22, 1996 between Environmental Design
                  International, Ltd. and Simione Central, Inc. (Incorporated by
                  reference to Exhibit 10.13 of the Company's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission).

10.14*   --       Lease Amendment dated August 7, 1992 by and between Sugar Land
                  Plaza Building Corporation and Medical Solutions, Inc.

10.15*   --       Lease dated August 13, 1992 between Unum Life Insurance
                  Company of America and Dezine Associates, Inc.

10.16*   --       Indenture of Lease dated January 1, 1998 by and between S&S
                  Realty and Simione Central Consulting, Inc.

10.17*   --       Lease dated December 18, 1996 by and between Resurgens Plaza
                  South Associates, L.P. and Simione Central, Inc.

10.18    --       Executive Employment Agreement dated December 10, 1996 between
                  InfoMed Holdings, Inc. and Gary M. Bremer (Incorporated by
                  reference to Exhibit 10.15 of the Company's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission).

EXHIBIT
NUMBER                                    DESCRIPTION
------                                    -----------

10.19    --       Executive Employment Agreement dated January 1, 1996 between
                  Simione Central, Inc. and William J. Simione, Jr.
                  (Incorporated by reference to Exhibit 10.16 of the Company's
                  Annual Report on Form 10-K for the fiscal year ended December 31,
                  1996 as filed  with the Securities and Exchange Commission).

10.20    --       Agreement dated October 4, 1996 by and between InfoMed
                  Holdings, Inc. and EGL Holdings, Inc. (Incorporated by
                  reference to Exhibit 10.17 of the Company's Annual Report
                  on Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission).

10.21    --       Information Systems Management Agreement dated January 4, 1996 between Integrated Systems Solutions Corporation and Central
                  Health Management Services, Inc. (Incorporated by reference to
                  Exhibit 10.18 of the Company's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1996 as filed with the
                  Securities and Exchange Commission).

10.22    --       Micronetics Design Corporation Value Added Reseller Agreement
                  Renewal dated July 10, 1996 between Micronetics Design
                  Corporation and InfoMed Holdings, Inc. (Incorporated by
                  reference to Exhibit 10.19 of the Company's Annual Report
                  on Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission).

10.23    --       Master Software License Agreement Number 96-2283 dated October
                  31, 1996 by and between Software 2000, Inc. and Simione
                  Central Holding, Inc. (Incorporated by reference to Exhibit
                  10.20 of the Company's Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1996 as filed with the
                  Securities and Exchange Commission).

10.24    --       Guaranty Agreement dated October 31, 1996 by Simione Central,
                  Inc. in favor of HCA, Inc. (Incorporated by reference to
                  Exhibit 10.21 of the Company's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1996 as filed with the
                  Securities and Exchange Commission).

10.25    --       Lease Agreement dated March 18, 1996 between National Leasing,
                  Inc. and Simione Central, Inc. (Incorporated by reference to
                  Exhibit 10.22 of the Company's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1996 as filed with the
                  Securities and Exchange Commission).

10.26    --       IBM Vendor Marketing Programs Cooperative Services Marketing
                  Agreement dated December 16, 1996 between IBM Corporation and
                  Simione Central Holding, Inc. (Incorporated by reference to
                  Exhibit 10.23 of the Company's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1996 as filed with the
                  Securities and Exchange Commission).

10.27    --       Loan and Security Agreement by and between National Bank of
                  Canada and the Company, dated as of June 6, 1997 (Incorporated by reference to Exhibit 10.34 of the Company's Current Report on Form 8-K dated June 27, 1997 as filed with the Securities and Exchange Commission).

10.28    --       Amendment 2 to Agreement for Information Technology Services
                  between SC Holding, Inc. and Integrated Systems Solutions
                  Corporation dated July 31, 1997 (Incorporated by reference to
                  Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q
                  dated August 13, 1997 as filed with the Securities and
                  Exchange Commission).

10.29    --       Simione Central Holdings, Inc. Omnibus Equity-based Incentive
                  Plan (Incorporated by reference to Exhibit 10.17 of the
                  Company's Registration Statement on Form S-1 (Registration
                  Number 333-25551) as filed with the Securities and Exchange
                  Commission).

10.30    --       Simione Central Holdings, Inc. 1997 Non-Qualified Formula
                  Stock Option Plan (Incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1
                  (Registration Number 333-25551) and filed with the Securities and Exchange Commission).

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

16.1     --       Letter re change in Certifying Accountant (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on
                  Form 8-K dated January 27, 1997 as filed with the Securities and Exchange Commission).

21.1*    --       Subsidiaries of the Company.

23.1*    --       Consent of Ernst & Young LLP.

27.1*    --       Financial Data Schedule (for SEC use only).

27.2*     --      Restated Financial Data Schedule (for SEC use only).

27.3*     --      Restated Financial Data Schedule (for SEC use only).

27.4*     --      Restated Financial Data Schedule (for SEC use only).


----------------
* Filed herewith