Form 10-Q
period 1998-03-31
SIMIONE CENTRAL HOLDINGS INC
filed 1998-05-05
CIK 896157

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

                  FOR THE PERIOD ENDED MARCH 31, 1998

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___________ to ____________


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


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                      Outstanding at
                  Class                               4/30/98
                  -----                               -------
                  COMMON STOCK, $.001 PAR VALUE       8,526,716   SHARES

================================================================================

                         SIMIONE CENTRAL HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


         PART I.           FINANCIAL INFORMATION

         Item 1.           Consolidated Financial Statements

                           Consolidated Balance Sheets - March 31, 1998
                           (unaudited) and December 31, 1997.

                           Consolidated Statements of Operations - Three Months
                           Ended March 31, 1998 and 1997 (unaudited).

                           Consolidated Statements of Shareholders' Equity -
                           Three Months Ended March 31, 1998 (unaudited).

                           Consolidated Statements of Cash Flows - Three Months
                           Ended March 31, 1998 and 1997 (unaudited).

                           Notes to Consolidated Financial Statements - March
                           31, 1998 (unaudited).

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

         Item 3.           Defaults Upon Senior Securities

         Item 4.           Submission of Matters to a Vote of Security Holders

         Item 5.           Other Information

         Item 6.           Exhibits and Reports on Form 8-K



                           SIGNATURES

                         SIMIONE CENTRAL HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                               March 31,        December 31,
                                                                                 1998               1997
                                                                             ------------       ------------
                                                                              (unaudited)
                                            ASSETS

 Current assets:
        Cash and cash equivalents                                            $  8,647,356       $  8,266,860
        Accounts receivable, net of allowance for doubtful
          accounts of $1,662,727 and $1,915,120, respectively                   8,267,038          9,025,666
        Prepaid expenses and other current assets                               1,005,145          1,157,168
                                                                             ------------       ------------
          Total current assets                                                 17,919,539         18,449,694

Purchased software, furniture and equipment, net                                2,241,365          2,365,508
Intangible assets, net                                                          7,553,438          7,448,911
Other assets                                                                    1,117,224            655,377
                                                                             ------------       ------------
          Total assets                                                       $ 28,831,566       $ 28,919,490
                                                                             ============       ============


                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Line of credit                                                       $      1,362       $    773,599
        Accounts payable                                                        1,614,252          1,876,688
        Accrued compensation expense                                              848,042            560,334
        Accrued liabilities                                                     3,127,082          3,174,762
        Customer deposits                                                       1,293,532          1,460,653
        Unearned revenues                                                       1,722,709          1,527,173
        Current portion of capital lease obligations                               42,557             57,622
                                                                             ------------       ------------
          Total current liabilities                                             8,649,536          9,430,831

Commitments and contingencies

Shareholders' equity:
        Preferred stock, $.001 par value; 10,000,000 shares authorized;
          none issued or outstanding                                                   --                 --
        Common stock, $.001 par value; 20,000,000 shares authorized;
          8,524,478 and 8,522,978 shares issued and outstanding,
          respectively                                                              8,524              8,523
        Additional paid-in capital                                             41,692,499         41,686,109
        Accumulated deficit                                                   (21,518,993)       (22,205,973)
                                                                             ------------       ------------
          Total shareholders' equity                                           20,182,030         19,488,659
                                                                             ------------       ------------

          Total liabilities and shareholders' equity                         $ 28,831,566       $ 28,919,490
                                                                             ============       ============

          See notes to consolidated financial statements (unaudited).

Note: The consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See the Company's December 31, 1997 Form 10-K for such complete financial statements.

                         SIMIONE CENTRAL HOLDINGS, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                               Three Months Ended March 31,
                                              -----------------------------
                                                  1998              1997
                                              -----------       -----------
Net revenues:
    Software and services                     $ 9,165,008       $ 5,682,442
    Agency support                              2,808,195         4,552,117
    Consulting services                         1,447,012         1,193,362
                                              -----------       -----------
        Total net revenues                     13,420,215        11,427,921

Costs and expenses:
    Cost of revenues                            6,324,727         5,472,592
    Selling, general and administrative         4,128,956         3,082,317
    Research and development                    1,816,832         1,756,565
    Amortization and depreciation                 557,867           424,472
                                              -----------       -----------
         Total costs and expenses              12,828,382        10,735,946
                                              -----------       -----------

     Income from operations                       591,833           691,975

Other income (expense):
    Interest expense                              (15,579)          (76,753)
    Interest and other income                     110,726            27,912
                                              -----------       -----------
Net income                                    $   686,980       $   643,134
                                              ===========       ===========

Net income per share - basic                  $      0.08       $      0.11
                                              ===========       ===========

Weighted average common shares - basic          8,523,411         5,977,143
                                              ===========       ===========


Net income per share - diluted                $      0.07       $      0.09
                                              ===========       ===========

Weighted average common shares - diluted        9,221,563         7,363,748
                                              ===========       ===========


           See notes to consolidated financial statements (unaudited)

                         SIMIONE CENTRAL HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       FOR THE THREE MONTHS MARCH 31, 1998
                                   (UNAUDITED)

                                                                    Additional                            Total
                                                       Common        Paid-in         Accumulated      Shareholders'
                                          Shares        Stock        Capital           Deficit           Equity
                                        ---------      ------      -----------      ------------      -------------
Balance at December 31, 1997            8,522,978      $8,523      $41,686,109      $(22,205,973)      $19,488,659

Issuance of  1,500 shares of
$.001 par value common stock
from exercise of stock options              1,500           1            6,390                --             6,391

Net income                                     --          --               --           686,980           686,980
                                        ---------      ------      -----------      ------------       -----------

Balance at March 31, 1998               8,524,478      $8,524      $41,692,499      $(21,518,993)      $20,182,030
                                        =========      ======      ===========      ============       ===========



           See notes to consolidated financial statements (unaudited)

                         SIMIONE CENTRAL HOLDINGS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                              1998              1997
                                                                           ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $  686,980       $   643,134

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
   Provision for doubtful accounts                                            189,748           269,748
   Amortization and depreciation                                              557,867           424,472
   Loss on sale of assets                                                          --             1,734

CHANGES IN ASSETS AND LIABILITIES:
   Accounts receivable                                                        585,530        (1,434,085)
   Prepaid expenses and other current assets                                  152,023           287,093
   Other assets                                                              (460,162)          (29,013)
   Accounts payable                                                          (262,436)       (1,032,122)
   Accrued compensation expense                                               287,708           278,171
   Accrued liabilities                                                        (68,842)         (302,508)
   Customer deposits                                                         (168,121)         (131,270)
   Unearned revenues                                                          195,536           368,452
                                                                           ----------       -----------
        Net cash provided by (used in) operating activities                 1,695,831          (656,194)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of acquired companies, net of cash acquired                         (367,169)               --
Purchase of software, furniture and equipment                                 (95,229)         (130,225)
Increase in other intangible assets                                           (71,046)               --
                                                                           ----------       -----------
        Net cash used in investing activities                                (533,444)         (130,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payment on) line of credit                                    (772,237)              200
Principal payments and termination of capital lease obligations               (15,065)          (83,425)
Payments of related party notes                                                  (980)          (28,702)
Proceeds from exercise of stock options and warrants                            6,391            46,541
                                                                           ----------       -----------
        Net cash used in financing activities                                (781,891)          (65,386)
                                                                           ----------       -----------
        Net increase (decrease) in cash and cash equivalents                  380,496          (851,805)

Cash and cash equivalents, beginning of period                              8,266,860         3,384,728
                                                                           ----------       -----------

Cash and cash equivalents, end of period                                   $8,647,356       $ 2,532,923
                                                                           ==========       ===========

Supplemental disclosure of non-cash investing activities
   Software, furniture and equipment obtained through capital leases       $       --       $    12,180


           See notes to consolidated financial statements (unaudited)

                         SIMIONE CENTRAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 MARCH 31, 1998



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1997 appearing in the Company's Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the 1998 financial statement presentation.


DESCRIPTION OF BUSINESS

The Company is a leading provider of integrated systems and services designed to enable home health care providers to more effectively operate their businesses and compete in a managed care environment. The Company offers several comprehensive and flexible software solutions, each of which provide a core platform of software applications and which incorporate selected specialized modules based on customer demand. These software solutions are designed to enable customers to generate and utilize comprehensive financial, operational and clinical information. These software solutions are made available to customers in two arrangements: a Shared Resource Solution or an In-House Solution. The Company's Shared Resource Solution offers customers an outsourcing opportunity which incorporates the Company's proprietary software. Under this arrangement, the Company operates a data center which stores customer data and allows them real-time, secure access through a wide area communications network. The Company's In-House Solution is licensed to customers for use on their own computer systems. In addition to its software solutions and related software support services, the Company's home health care consulting services assist providers in addressing the challenges of reducing costs, maintaining quality, streamlining operations and re-engineering organizational structures. The Company also provides comprehensive agency support services which include administrative, billing and collection, training, reimbursement and financial management services, among others.

                         SIMIONE CENTRAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 MARCH 31, 1998


NOTE 2 - ACQUISITION

Effective December 1, 1997, the Company purchased substantially all the assets of Dezine Healthcare Solutions, Inc. ("Dezine"). The acquisition was accounted for using the purchase method for financial reporting purposes.

Unaudited pro forma information giving effect to the acquisition as if it took place on January 1, 1997 follows:


                                                      THREE MONTHS ENDED
                                                        MARCH 31, 1997
                                                        --------------
Net revenues                                             $13,230,223
Net loss                                                 $(7,429,770)

Net loss per share - basic and diluted                   $     (1.24)
Weighted average common shares - basic and diluted         5,977,143

The three months ended March 31, 1997 pro forma net loss includes pro forma adjustments for a $8,126,947 charge to operations for purchased in-process research and development costs and a net charge of $52,605 for additional amortization expense related to the allocation of the purchase price to intangible assets. This pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisition had been effective on the date indicated or which may be obtained in the future.


NOTE 3 - INCOME TAXES

At December 31, 1997, the Company had approximately $4,640,000 of net operating losses ("NOL") for income tax purposes available to offset future taxable income. Such losses expire $1,824,000 in 2010 and $2,816,000 in 2011 and may be subject to certain limitations for changes in ownership. For the three months ended March 31, 1998, the Company has applied a portion of this NOL against income tax expense for financial reporting purposes. A valuation allowance reducing net deferred tax assets recognized to zero has been recorded based on management's assessment that it is not "more likely than not" that the assets are realizable as of March 31, 1998.

NOTE 4 - MAJOR CUSTOMERS

For the three months ended March 31, 1998, affiliates of Columbia/HCA Healthcare Corporation accounted for approximately 44.0% of the Company's total net revenue and for 20.2% of net accounts receivable.

                         SIMIONE CENTRAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 MARCH 31, 1998



NOTE 5 - RECENTLY ADOPTED ACCOUNTING STANDARDS

In 1997, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Per share amounts for all periods have been presented in conformity with SFAS No. 128 requirements. The diluted weighted average common shares were calculated by adding common stock equivalents of 698,152 and 1,386,605 to the basic weighted average common shares at March 31, 1998 and 1997, respectively.

In January 1998, the Company adopted the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2"), which supersedes SOP 91-1. While some principles remain the same, there are several key differences between the two pronouncements, including accounting for multiple element arrangements. SOP 97-2 addresses revenue recognition from a conceptual level and does not specifically provide implementation guidance. The Company, based on its reading and interpretation of SOP 97-2, has accounted for license and services agreements that require modifications to the software using contract accounting for both the license fees and services. This may have resulted in a deferral of license revenue compared to revenue recognition under SOP 91-1 for some agreements.

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

OVERVIEW

     The Company is a leading provider of integrated systems and services designed to enable home health care providers to more effectively operate their businesses and compete in a managed care environment. The Company offers several comprehensive and flexible software solutions, each of which provide a core platform of software applications and which incorporate selected specialized modules based on customer demand. These software solutions are designed to enable customers to generate and utilize comprehensive financial, operational and clinical information. These software solutions are made available to customers in two arrangements: a Shared Resource Solution or an In-House Solution. The Company's Shared Resource Solution offers customers an outsourcing opportunity which incorporates the Company's proprietary software. Under this arrangement, the Company operates a data center which stores customer data and allows them real-time, secure access through a wide area communications network. The Company's In-House Solution is licensed to customers for use on their own computer systems. In addition to its software solutions and related software support services, the Company's home health care consulting services assist providers in addressing the challenges of reducing costs, maintaining quality, streamlining operations and re-engineering organizational structures. The Company also provides comprehensive agency support services which include administrative, billing and collection, training, reimbursement and financial management services, among others.

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

         The Company sells its In-House Solution pursuant to non-exclusive license agreements which provide for the payment of a one-time license fee. In accordance with SOP 97-2, these revenues are recognized when products are delivered and the collectibility of fees is probable, provided that no significant obligations remain under the contract. Revenues derived from the sale of software products requiring significant modification or customization are recognized based upon the percentage of completion method. The price of the Company's In-House Solution varies depending on the number of software modules licensed and the number of users accessing the system and can range from ten thousand dollars to a few million dollars. The Company generally requires payment of a deposit upon the signing of a customer order as well as certain additional payments prior to delivery. As a result, the Company's balance sheet reflects significant customer deposits.

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

         The Company defines recurring revenues as revenues derived under multi-year contracts in addition to annual software support agreements. These revenues were approximately $6.6 million, or 49.4% of total net revenues, for the three months ended March 31, 1998 and $7.2 million, or 63.3% of total net revenues for the three months ended March 31, 1997.

         For the three months ended March 31, 1998 and 1997, the Company derived 44.0% and 53.8%, respectively of its total net revenues from contracts with affiliates of Columbia/HCA. The loss of any of the Columbia/HCA contracts could have a material adverse impact on the Company's business, financial condition and results of operations.

         The Company believes that continued development and enhancement of its software systems is critical to its future success, and anticipates that the total dollar amount of research and development expense will continue to increase, but should decrease as a percentage of total net revenues as the Company grows its revenues. Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. For the three months ended March 31, 1998 and 1997, the Company capitalized $490,000 and $38,000, respectively, of computer software development costs.

         The Company is in the process of analyzing Year 2000 issues with respect to the Company's products as well as internally used software. The Company has developed and is implementing a plan to resolve Year 2000 compliance issues with respect to its products. At this time, the Company does not believe that it will need to modify or replace significant portions of its internally used software so that its computer systems will function properly with respect to dates in the Year 2000 and beyond. The Company has initiated discussions with its significant vendors to ensure that they have appropriate plans to remediate potential Year 2000 issues.

BACKLOG

         The Company had backlog associated with its In-House Solution of approximately $5.9 million and $4.8 million on March 31, 1998 and 1997, respectively. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees and professional services. The length of time required to complete an implementation depends on many factors outside the control of the Company, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete the implementation process. As a result, the Company may be unable to predict accurately the amount of revenue it will recognize in any period and therefore can make no assurances that the amounts in backlog will be recognized in the next twelve months.

                         SIMIONE CENTRAL HOLDINGS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The Company enters into multi-year contracts with its customers in connection with its Shared Resource Solution. These contracts generally provide for the payment of monthly fees based on the number of billed home care visits made by the customer. Accordingly, the Company does not maintain a backlog with respect to its Shared Resources Solution.


RESULTS OF OPERATIONS

Net Revenues. Total net revenues for the three months ended March 31, 1998 increased $2.0 million, or 17.4%, to $13.4 million as compared to the three months ended March 31, 1997. This increase includes $1.7 million attributable to the business acquired in the Dezine Healthcare Solutions, Inc. ("Dezine") acquisition which was effective December 1, 1997.

Cost of Revenues. Total cost of revenues increased $850,000, or 15.6%, to $6.3 million for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The increase includes $670,000 in costs attributable to the business acquired in the Dezine acquisition. As a percentage of total net revenues, total costs of revenues decreased to 47.1% for the three months ended March 31, 1998 from 47.9% for the three months ended March 31, 1997.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended March 31, 1998 increased $1.0 million to $4.1 million as compared to the three months ended March 31, 1997. This increase includes $540,000 in costs attributable to the business acquired in the Dezine acquisition and the remainder principally relates to an increase in sales personnel to market the Company's products and services. As a percentage of total net revenues, selling, general and administrative expenses were 30.8% for the three months ended March 31, 1998 compared with 27.0% for the three months ended March 31, 1997.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 1998 remained constant at approximately $1.8 million, as compared to the three months ended March 31, 1997. As a percentage of total net revenues, these expenses decreased to 13.5% for the three months ended March 31, 1998, from 15.4% for the three months ended March 31, 1997. This percentage decrease reflects the increase in total net revenues compared to a relatively constant level of dollar expenditures. The Company anticipates that the total dollar amount of research and development expense will continue to increase, although such expenses should not increase as a percentage of total net revenues assuming that the Company's revenues continue to increase.

Amortization and Depreciation. Depreciation and amortization expense for the three months ended March 31, 1998 increased by $130,000 to $560,000 as compared to the three months ended March 31, 1997. This increase includes $52,000 of amortization expense related to the $1.3 million of intangible assets recorded in the Dezine acquisition, and the remainder relates to increased depreciation expense.

Other Income (Expense). Interest expense for the three months ended March 31, 1998 and 1997 relates to borrowings under the Company's line of credit agreement. Interest and other income for the three months ended March 31, 1998 and 1997 consists principally of interest income related to the Company's short-term cash investments. The increase of approximately $83,000 is principally attributable to the interest earned on the remaining proceeds from the issuance of 2,000,000 shares of its common stock at $10.00 per share on July 1, 1997 in conjunction with a Registration Statement filed with the Securities and Exchange Commission.

Income Taxes. At December 31, 1997, the Company had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $4.6 million, which expire at various dates through 2011, if not utilized. The Company also has research and development and alternative minimum tax credits ("tax

                         SIMIONE CENTRAL HOLDINGS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - (continued)

credits") of approximately $96,000 available to reduce future income tax liabilities. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL and tax credit carryforwards may be limited as to their utilization in any year. The Company has concluded that it is more likely than not that these NOLs and tax credit carryforwards will not be utilized based on a weighing of evidence at March 31, 1998, and as a result, a 100% deferred tax valuation allowance has been recorded against these assets. Approximately $500,000 of the total deferred tax asset relates to the IMHI acquisition and, if and when realized, will result in a credit to intangible assets recorded in the acquisition. For the three months ended March 31, 1998, the Company has applied a portion of the NOL against income tax expense for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1998, the Company's cash and cash equivalents increased by $380,000. The increase was principally attributable to positive operating cash flows of $1.7 million, (including a reduction in accounts receivable of $586,000), offset by a reduction to the line of credit of $770,000 and net investment activities of $530,000.

     The Company has signed a Commitment Letter with a bank to obtain a $25 million line of credit. The loan is anticipated to be closed in the next 60 days.

     The Company believes that its available cash, cash equivalents and cash to be generated from its future results of operations will be sufficient to meet the Company's operating requirements, assuming no material adverse change in the operation of the Company's business, for at least the next twelve months.

IMPACT OF NEW ACCOUNTING STANDARDS

     In February 1997 the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"), which changes the current method of computing earnings per share. SFAS 128 requires presentation of basic earnings per share and diluted earnings per share amounts, as defined. See Note 5 in the Notes to Consolidated Financial Statements. SFAS 128 is effective for the Company's year ending December 31, 1997, and all prior-period earnings per share data presented have been restated to conform with the provisions of the new pronouncement.

     In January 1998 the Company adopted the American Institute of Certified Public Accounts ("AICPA") issued Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2"), which supersedes SOP 91-1. While some principles remain the same, there are several key differences between the two pronouncements, including accounting for multiple element arrangements. SOP 97-2 addresses revenue recognition from a conceptual level and does not specifically provide implementation guidance.

     The Company has adopted FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. SFAS 130 had no impact on the consolidated financial statements of the Company.

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

RESULTS OF OPERATIONS - (continued)

certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general - purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company intends to adopt the provisions and does not expect their application to have a material impact on the financial statements of the Company.

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS.

                  NEITHER THE COMPANY NOR ANY OF ITS SUBSIDIARIES IS CURRENTLY A PARTY TO ANY LEGAL PROCEEDINGS WHICH WOULD BE MATERIAL TO THE BUSINESS OR FINANCIAL CONDITION OF THE COMPANY ON A CONSOLIDATED BASIS. THE COMPANY WAS, HOWEVER, SERVED ON JULY 17, 1997 WITH AN ADMINISTRATIVE SUBPOENA ISSUED BY THE UNITED STATES DEPARTMENT OF HEALTH AND HUMAN SERVICES, OFFICE OF INSPECTOR GENERAL (THE "SUBPOENA") IN CONNECTION WITH THAT SUBPOENA, THE DEPARTMENT OF JUSTICE ("DOJ") HAS ADVISED THE COMPANY THAT CERTAIN ASPECTS OF THE COMPANY'S PAST RELATIONSHIP WITH AFFILIATES OF COLUMBIA/HCA HEALTHCARE CORPORATION ARE WITHIN THE SCOPE OF AN ONGOING GRAND JURY INVESTIGATION. HOWEVER, THE DOJ HAS CONFIRMED TO THE COMPANY THAT NEITHER THE COMPANY, NOR ANY OF ITS OFFICERS, DIRECTORS OR EMPLOYEES, IS A TARGET IN THIS INVESTIGATION AND, BASED UPON THE INFORMATION KNOWN TO THE DOJ AT THIS TIME, NEITHER THE COMPANY, NOR ANY OF ITS OFFICERS, DIRECTORS OR EMPLOYEES, IS LIKELY TO BECOME ONE. THE COMPANY IS COOPERATING FULLY WITH THE GOVERNMENT AND DOES NOT CURRENTLY BELIEVE THAT THIS INQUIRY WILL HAVE ANY MATERIAL EFFECT ON ITS OVERALL BUSINESS OR FINANCIAL CONDITION.

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

------------------------------------------------------------------------------



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

                  4.2      SEE EXHIBITS 3.1, 3.2, 3.3, 3.4 AND 3.5 FOR PROVISIONS OF
                           THE COMPANY'S CERTIFICATE OF INCORPORATION AND BYLAWS
                           GOVERNING RIGHTS OF HOLDERS OF SECURITIES OF THE
                           COMPANY.

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



                 27.1      FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY).

         (B)      REPORTS ON FORM 8-K:

                  THE COMPANY FILED A CURRENT REPORT ON FORM 8-K/A ON MARCH 3, 1998 DISCLOSING CERTAIN FINANCIAL STATEMENTS IN CONNECTION WITH THE ACQUISITION OF SUBSTANTIALLY ALL OF THE ASSETS OF DEZINE HEALTHCARE SOLUTIONS, INC., A SOUTH CAROLINA CORPORATION FOR $9,500,000 BY THE COMPANY'S WHOLLY-OWNED SUBSIDIARY, DHS ACQUISITION L.L.C., A GEORGIA LIMITED LIABILITY COMPANY.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SIMIONE CENTRAL HOLDINGS, INC.


Dated:  May 5, 1998                 By: /s/
                                        -------------------------------------
                                        JAMES R. HENDERSON
                                        Chief Executive Officer and President


Dated:  May 5, 1998                 By: /s/
                                        -------------------------------------
                                        LORI NADLER SIEGEL
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

4.2            SEE EXHIBITS 3.1, 3.2, 3.3, 3.4 AND 3.5 FOR PROVISIONS OF THE
               COMPANY'S CERTIFICATE OF INCORPORATION AND BYLAWS GOVERNING
               RIGHTS OF HOLDERS OF SECURITIES OF THE COMPANY.

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

27.1           Financial Data Schedule (for SEC Use Only).