Form 10-Q
period 1998-06-30
SIMIONE CENTRAL HOLDINGS INC
filed 1998-08-14
CIK 896157

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

                  FOR THE PERIOD ENDED JUNE 30, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                 -------------    --------------

                         Commission File Number: 0-22162

                         SIMIONE CENTRAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


     DELAWARE                                                22-3209241
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification No.)

     6600 POWERS FERRY ROAD                                  30339
     ATLANTA, GEORGIA                                        (zip code)
     (Address of principal
     executive offices)

     (Registrant's telephone number, including area code)    (770) 644-6700


                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                         if changed since last report)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                   Outstanding at
         Class                                     July 31, 1998
         -----                                     -------------
         COMMON STOCK, $.001 PAR VALUE             8,550,168 SHARES

================================================================================

                         SIMIONE CENTRAL HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


         PART I.     FINANCIAL INFORMATION

         Item 1.     Consolidated Financial Statements

                     Consolidated Balance Sheets - June 30, 1998
                     (unaudited) and December 31, 1997.

                     Consolidated Statements of Income - Three Months Ended and Six Months Ended June 30, 1998 and 1997 (unaudited).

                     Consolidated Statements of Shareholders' Equity - Six Months Ended June 30, 1998 (unaudited).

                     Consolidated Statements of Cash Flows - Six Months Ended June 30, 1998 and 1997 (unaudited).

                     Notes to Consolidated Financial Statements - June 30, 1998 (unaudited).

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

         Item 3.     Defaults Upon Senior Securities

         Item 4.     Submission of Matters to a Vote of Security Holders

         Item 5.     Other Information

         Item 6.     Exhibits and Reports on Form 8-K



                     SIGNATURES

                         SIMIONE CENTRAL HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                               June 30,         December 31,
                                                                                 1998               1997
                                                                             ------------       ------------
                                                                              (unaudited)
                                            ASSETS

Current assets:
        Cash and cash equivalents                                            $  7,250,757       $  8,266,860
        Accounts receivable, net of allowance for doubtful
          accounts of $1,834,972 and $1,915,120, respectively                   9,795,550          9,025,666
        Prepaid expenses and other current assets                               1,167,927          1,157,168
                                                                             ------------       ------------
          Total current assets                                                 18,214,234         18,449,694

Purchased software, furniture and equipment, net                                2,222,418          2,365,508
Intangible assets, net                                                          7,235,527          7,448,911
Other assets                                                                    2,016,230            655,377
                                                                             ------------       ------------
          Total assets                                                       $ 29,688,409       $ 28,919,490
                                                                             ============       ============


                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Line of credit                                                       $         --       $    773,599
        Accounts payable                                                        2,132,920          1,876,688
        Accrued compensation expense                                              776,281            560,334
        Accrued liabilities                                                     2,560,803          3,174,762
        Customer deposits                                                       1,128,008          1,460,653
        Unearned revenues                                                       1,783,957          1,527,173
        Current portion of capital lease obligations                               21,377             57,622
                                                                             ------------       ------------
          Total current liabilities                                             8,403,346          9,430,831

Commitments and contingencies

Shareholders' equity:
        Preferred stock, $.001 par value; 10,000,000 shares authorized;
          none issued or outstanding                                                   --                 --
        Common stock, $.001 par value; 20,000,000 shares authorized;
          8,550,168 and 8,522,978 shares issued and outstanding,
          respectively                                                              8,550              8,523
        Additional paid-in capital                                             41,784,333         41,686,109
        Accumulated deficit                                                   (20,507,820)       (22,205,973)
                                                                             ------------       ------------
          Total shareholders' equity                                           21,285,063         19,488,659
                                                                             ------------       ------------

          Total liabilities and shareholders' equity                         $ 29,688,409       $ 28,919,490
                                                                             ============       ============

           See notes to consolidated financial statements (unaudited)

Note: The consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See the Company's December 31, 1997 Form 10-K for such complete financial statements.

                         SIMIONE CENTRAL HOLDINGS, INC.

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                Three Months Ended June 30,            Six Months Ended June 30,
                                              -------------------------------       -------------------------------
                                                  1998               1997               1998               1997
                                              ------------       ------------       ------------       ------------
Net revenues:
    Software and services                     $  9,951,431       $  6,479,551       $ 19,116,439       $ 12,161,993
    Agency support                               1,858,626          3,615,414          4,666,821          8,167,531
    Consulting services                          1,763,547          1,144,621          3,210,559          2,337,983
                                              ------------       ------------       ------------       ------------
        Total net revenues                      13,573,604         11,239,586         26,993,819         22,667,507

Costs and expenses:
    Cost of revenues                             6,657,735          5,142,497         12,996,972         10,615,089
    Selling, general and administrative          3,802,875          3,380,830          7,931,831          6,463,147
    Research and development                     1,587,922          1,685,715          3,390,244          3,442,280
    Amortization and depreciation                  601,406            403,125          1,159,273            827,597
                                              ------------       ------------       ------------       ------------
         Total costs and expenses               12,649,938         10,612,167         25,478,320         21,348,113
                                              ------------       ------------       ------------       ------------

     Income from operations                        923,666            627,419          1,515,499          1,319,394

Other income (expense):
    Interest expense                                (8,573)           (68,182)           (24,152)          (144,935)
    Interest and other income                       96,080             16,643            206,806             44,555
                                              ------------       ------------       ------------       ------------
Net income                                    $  1,011,173       $    575,880       $  1,698,153       $  1,219,014
                                              ============       ============       ============       ============

Net income per share - basic                  $       0.12       $       0.10       $       0.20       $       0.20
                                              ============       ============       ============       ============

Weighted average common shares - basic           8,536,133          6,026,527          8,529,785          6,001,972
                                              ============       ============       ============       ============


Net income per share - diluted                $       0.11       $       0.08       $       0.18       $       0.17
                                              ============       ============       ============       ============

Weighted average common shares - diluted         9,572,954          7,234,244          9,397,271          7,299,133
                                              ============       ============       ============       ============

           See notes to consolidated financial statements (unaudited)

                         SIMIONE CENTRAL HOLDINGS, INC.


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        FOR THE SIX MONTHS JUNE 30, 1998
                                   (UNAUDITED)

                                                                            Additional                                Total
                                                              Common          Paid-in          Accumulated        Shareholders'
                                             Shares           Stock           Capital            Deficit             Equity
                                          -------------     ----------    ---------------    ---------------     ---------------
Balance at December 31, 1997                  8,522,978        $ 8,523       $ 41,686,109      $ (22,205,973)       $ 19,488,659

Issuance of  $.001 par value common
stock from exercise of stock options             27,190             27             98,224                  -              98,251


Net income                                            -              -                  -          1,698,153           1,698,153
                                          -------------     ----------    ---------------    ---------------     ---------------

Balance at June 30, 1998                      8,550,168        $ 8,550       $ 41,784,333      $ (20,507,820)       $ 21,285,063
                                          =============     ==========    ===============    ===============     ===============


           See notes to consolidated financial statements (unaudited)

                         SIMIONE CENTRAL HOLDINGS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Six Months Ended June 30,
                                                                        --------------------------
                                                                           1998            1997
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $ 1,698,153    $ 1,219,014

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Provision for doubtful accounts                                         463,991        494,495
    Amortization and depreciation                                         1,159,273        827,597
    Loss on sale of assets                                                       --          1,734

    Changes in operating assets and liabilities:
       Accounts receivable                                               (1,217,224)    (2,018,955)
       Prepaid expenses and other current assets                            (10,760)       245,478
       Other assets                                                      (1,365,419)       (67,206)
       Accounts payable                                                     256,232     (1,202,792)
       Accrued compensation expense                                         215,947        294,636
       Accrued liabilities                                                 (631,760)      (411,767)
       Customer deposits                                                   (333,646)      (374,801)
       Unearned revenues                                                    256,784       (320,045)
                                                                        -----------    -----------
            Net cash provided by (used in) operating activities             491,571     (1,312,612)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of acquired companies, net of cash acquired                       (405,186)            --
Purchase of software, furniture and equipment                              (315,510)      (229,641)
Decrease in restricted cash                                                      --      1,000,000
Increase in other intangible assets                                         (71,046)            --
                                                                        -----------    -----------
            Net cash provided by (used in) investing activities            (791,742)       770,359

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payment on) line of credit                                  (773,599)    (1,447,758)
Principal payments on capital lease obligations                             (39,604)      (151,011)
Payments of related party notes                                                (980)       (30,172)
Proceeds from repayment of stock subscription                                    --        850,000
Proceeds from exercise of stock options and warrants                         98,251        153,720
                                                                        -----------    -----------
            Net cash used in financing activities                          (715,932)      (625,221)
                                                                        -----------    -----------
            Net decrease in cash and cash equivalents                    (1,016,103)    (1,167,474)

Cash and cash equivalents, beginning of period                            8,266,860      3,384,728
                                                                        -----------    -----------

Cash and cash equivalents, end of period                                $ 7,250,757    $ 2,217,254
                                                                        ===========    ===========

Supplemental disclosure of non-cash investing activities
    Software, furniture and equipment obtained through capital leases   $        --    $    17,328


           See notes to consolidated financial statements (unaudited)

                         SIMIONE CENTRAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1998


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

                         SIMIONE CENTRAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1998


NOTE 2 - ACQUISITION

Effective December 1, 1997, the Company purchased substantially all the assets of Dezine Healthcare Solutions, Inc. ("Dezine"). The acquisition was accounted for using the purchase method for financial reporting purposes.

Unaudited pro forma information giving effect to the acquisition as if it took place on January 1, 1997 follows:


                                             THREE MONTHS ENDED  SIX MONTHS ENDED
                                                JUNE 30, 1997     JUNE 30, 1997
                                                -------------     -------------
Net revenues                                    $ 12,982,584      $ 26,212,806
Net income (loss)                               $    587,586      $ (6,842,185)

Net income (loss) per share - basic             $       0.10      $      (1.14)
Net income (loss) loss per share - diluted      $       0.08      $      (0.94)
Weighted average common shares - basic             6,026,527         6,001,972
Weighted average common shares - diluted           7,234,244         7,299,133

The three months ended June 30, 1997 pro forma net loss includes pro forma adjustments for a net charge of $52,605 for additional amortization expense related to the allocation of the purchase price to intangible assets. The six months ended June 30, 1997 pro forma net loss includes pro forma adjustments for a $8,126,947 charge to operations for purchased in-process research and development costs and a net charge of $105,210 for additional amortization expense related to the allocation of the purchase price to intangible assets. This pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisition had been effective on the date indicated or which may be obtained in the future.


NOTE 3 - INCOME TAXES

At December 31, 1997, the Company had approximately $4,640,000 of net operating losses ("NOL") for income tax purposes available to offset future taxable income. Such losses expire $1,824,000 in 2010 and $2,816,000 in 2011 and may be subject to certain limitations for changes in ownership. For the three months and six months ended June 30, 1998, the Company has applied a portion of this NOL against income tax expense for financial reporting purposes. A valuation allowance reducing net deferred tax assets recognized to zero has been recorded based on management's assessment that it is not "more likely than not" that the assets are realizable as of June 30, 1998.

NOTE 4 - MAJOR CUSTOMERS

For the three months and six months ended June 30, 1998, affiliates of Columbia/HCA Healthcare Corporation accounted for approximately 29.4% and 35.8%, respectively, of the Company's total net revenue and for 8.7% of net accounts receivable.

                         SIMIONE CENTRAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1998


NOTE 5 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

On May 11, 1998, the Company entered into a Loan and Security Agreement with a bank. Pursuant to the Agreement, the bank agreed to make available to the Company a revolving credit facility, the maximum principal amount of which at any time must be equal to the lesser of $25 million or the "margin requirement" then in effect. Interest will accrue at a variable rate per annum equal to the prime rate for prime borrowings ( 8.5% as of June 30, 1998) or the LIBOR Rate plus 1.5%-3.0% per annum (depending on the leverage ratio measured quarterly) for the LIBOR borrowings ( 7.1% as of June 30, 1998). Under the terms of the Agreement, the Company granted to the bank a security interest in all accounts, inventory, equipment, and general intangibles. Additionally, the Company's subsidiaries have also guaranteed the Company's obligations to the bank under the Agreement. As of June 30, 1998, there was no balance outstanding and $24 million was available for use.

NOTE 6 - RECENTLY ADOPTED ACCOUNTING STANDARDS

In 1997, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Per share amounts for all periods have been presented in conformity with SFAS No. 128 requirements. The diluted weighted average common shares were calculated as follows.


                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                              JUNE 30, 1998  JUNE 30, 1997  JUNE 30, 1998  JUNE 30, 1997
                              -------------  -------------  -------------  -------------
Weighted average - basic        8,536,133      6,026,527      8,529,785      6,001,972
Common stock equivalents        1,036,821      1,207,717        867,486      1,297,161
                                ---------      ---------      ---------      ---------
Weighted average - diluted      9,572,954      7,234,244      9,397,271      7,299,133
                                =========      =========      =========      =========


In January 1998, the Company adopted AICPA Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2"), which supersedes SOP 91-1. While some principles remain the same, there are several key differences between the two pronouncements, including accounting for multiple element arrangements. The Company, based on its reading and interpretation of SOP 97-2, has accounted for license and services agreements that require modifications to the software using contract accounting for both the license fees and services. This new treatment may have resulted in a deferral of license revenue compared to revenue recognition under SOP 91-1 for some agreements.

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

         The Company typically experiences long sales cycles for information systems and agency support services, which may extend up to one year or longer due to a change in government reimbursement. In addition, the implementation period related to its information systems can range from three months to one year.

         The Company defines recurring revenues as revenues derived under multi-year contracts in addition to annual software support agreements. These revenues were approximately $4.9 million, or 35.8% and $11.0 million, or 40.6% of total net revenues, for the three months and six months ended June 30, 1998, respectively and $7.4 million, or 65.5% and $14.6 million, or 64.4% of total net revenues for the three months and six months ended June 30, 1997.

         For the three months and six months ended June 30, 1998, the Company derived 29.4% and 35.8%, respectively of its total net revenues from contracts with affiliates of Columbia/HCA. For the three months and six months ended June 30, 1997, the Company derived 49.4% and 51.7%, respectively of its total net revenues from contracts with affiliates of Columbia/HCA. The loss of any of the Columbia/HCA contracts could have a material adverse impact on the Company's business, financial condition and results of operations.

         The Company believes that continued development and enhancement of its software systems is critical to its future success, and anticipates that the total dollar amount of research and development expense will continue to increase. Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. For the three months and six months ended June 30, 1998, the Company capitalized $736,000 and $1.2 million, respectively, and for the three months and six months ended June 30, 1997, the Company capitalized $53,000 and $91,000, respectively, of computer software development costs.

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

                         SIMIONE CENTRAL HOLDINGS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BACKLOG

         The Company had backlog associated with its In-House Solution of approximately $5.5 million and $5.4 million on June 30, 1998 and 1997, respectively. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees and professional services. The length of time required to complete an implementation depends on many factors outside the control of the Company, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete the implementation process. As a result, the Company may be unable to predict accurately the amount of revenue it will recognize in any period and therefore can make no assurances that the amounts in backlog will be recognized in the next twelve months.

         The Company enters into multi-year contracts with its customers in connection with its Shared Resource Solution. These contracts generally provide for the payment of monthly fees based on the number of billed home care visits made by the customer. Accordingly, the Company does not maintain a backlog with respect to its Shared Resources Solution.

RESULTS OF OPERATIONS -THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

Net Revenues. Total net revenues for the three months ended June 30, 1998 increased $2.3 million, or 20.8%, to $13.6 million as compared to the three months ended June 30, 1997. This increase includes $1.5 million attributable to the business acquired in the Dezine Healthcare Solutions, Inc. ("Dezine") acquisition which was completed effective December 1, 1997.

Cost of Revenues. Total cost of revenues increased $1.5 million, or 29.5%, to $6.7 million for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The increase includes $621,000 in costs attributable to the business acquired in the Dezine acquisition. As a percentage of total net revenues, total costs of revenues increased to 49.1% for the three months ended June 30, 1998 from 45.8% for the three months ended June 30, 1997.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended June 30, 1998 increased $422,000 to $3.8 million as compared to the three months ended June 30, 1997. This increase is primarily attributable to the business acquired in the Dezine acquisition. As a percentage of total net revenues, selling, general and administrative expenses were 28.0% for the three months ended June 30, 1998 compared with 30.1% for the three months ended June 30, 1997.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 1998 remained constant at approximately $1.6 million, as compared to the three months ended June 30, 1997. As a percentage of total net revenues, these expenses decreased to 11.7% for the three months ended June 30, 1998, from 15.0% for the three months ended June 30, 1997. This percentage decrease reflects the increase in total net revenues compared to a constant level of dollar expenditures.

Amortization and Depreciation. Depreciation and amortization expense for the three months ended June 30, 1998 increased by $200,000 to $600,000 as compared to the three months ended June 30, 1997. This increase includes $60,000 of amortization expense related to the $1.3 million of intangible assets recorded in the Dezine acquisition, and the remainder relates to increased depreciation expense.

                         SIMIONE CENTRAL HOLDINGS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS -THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997 (CONTINUED)

Other Income (Expense). Interest expense for the three months ended June 30, 1998 and 1997 relates to borrowings under the Company's line of credit agreement. Interest and other income for the three months ended June 30, 1998 and 1997 consists principally of interest income related to the Company's short-term cash investments. The increase of approximately $79,000 is principally attributable to the interest earned on the remaining proceeds from the issuance of 2,000,000 shares of its common stock at $10.00 per share on July 1, 1997 in conjunction with a Registration Statement filed with the Securities and Exchange Commission.

Income Taxes. At December 31, 1997, the Company had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $4.6 million, which expire at various dates through 2011, if not utilized. The Company also has research and development and alternative minimum tax credits ("tax credits") of approximately $96,000 available to reduce future income tax liabilities. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL and tax credit carryforwards may be limited as to their utilization in any year. The Company has concluded that it is more likely than not that these NOLs and tax credit carryforwards will not be utilized based on a weighing of evidence at June 30, 1998, and as a result, a 100% deferred tax valuation allowance has been recorded against these assets. Approximately $500,000 of the total deferred tax asset relates to the IMHI acquisition and, if and when realized, will result in a credit to intangible assets recorded in the acquisition. For the three months ended June 30, 1998, the Company has applied a portion of the NOL against income tax expense for financial reporting purposes.

RESULTS OF OPERATIONS -SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

Net Revenues. Total net revenues for the six months ended June 30, 1998 increased $4.3 million, or 19.1%, to $27.0 million as compared to the six months ended June 30, 1997. This increase includes $3.2 million attributable to the business acquired in the Dezine Healthcare Solutions, Inc. ("Dezine") acquisition which was completed effective December 1, 1997.

Cost of Revenues. Total cost of revenues increased $2.4 million, or 22.4%, to $13.0 million for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The increase includes $1.3 million in costs attributable to the business acquired in the Dezine acquisition. As a percentage of total net revenues, total costs of revenues increased to 48.2% for the six months ended June 30, 1998 from 46.8% for the six months ended June 30, 1997.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the six months ended June 30, 1998 increased $1.5 million to $7.9 million as compared to the six months ended June 30, 1997. This increase includes $1.1 million in costs attributable to the business acquired in the Dezine acquisition and the remainder principally relates to an increase in sales personnel hired to market the Company's products and services. As a percentage of total net revenues, selling, general and administrative expenses were 29.4% for the six months ended June 30, 1998 compared with 28.5% for the six months ended June 30, 1997.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 1998 remained constant at approximately $3.4 million, as compared to the six months ended June 30, 1997. As a percentage of total net revenues, these expenses decreased to 12.6% for the six months ended June 30, 1998, from 15.2% for the six months ended June 30, 1997. This percentage decrease reflects the increase in total net revenues compared to a constant level of dollar expenditures.

                         SIMIONE CENTRAL HOLDINGS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS -SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997 (CONTINUED)

Amortization and Depreciation. Depreciation and amortization expense for the six months ended June 30, 1998 increased by $330,000 to $1.2 million as compared to the six months ended June 30, 1997. This increase includes $112,000 of amortization expense related to the $1.3 million of intangible assets recorded in the Dezine acquisition, and the remainder relates to increased depreciation expense.

Other Income (Expense). Interest expense for the six months ended June 30, 1998 and 1997 relates to borrowings under the Company's line of credit agreement. Interest and other income for the six months ended June 30, 1998 and 1997 consists principally of interest income related to the Company's short-term cash investments. The increase of approximately $162,000 is principally attributable to the interest earned on the remaining proceeds from the issuance of 2,000,000 shares of its common stock at $10.00 per share on July 1, 1997 in conjunction with a Registration Statement filed with the Securities and Exchange Commission.

Income Taxes. At December 31, 1997, the Company had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $4.6 million, which expire at various dates through 2011, if not utilized. The Company also has research and development and alternative minimum tax credits ("tax credits") of approximately $96,000 available to reduce future income tax liabilities. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL and tax credit carryforwards may be limited as to their utilization in any year. The Company has concluded that it is more likely than not that these NOLs and tax credit carryforwards will not be utilized based on a weighing of evidence at June 30, 1998, and as a result, a 100% deferred tax valuation allowance has been recorded against these assets. Approximately $500,000 of the total deferred tax asset relates to the IMHI acquisition and, if and when realized, will result in a credit to intangible assets recorded in the acquisition. For the six months ended June 30, 1998, the Company has applied a portion of the NOL against income tax expense for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 1998, the Company's cash and cash equivalents decreased by $1.0 million. The decrease was principally attributable to a reduction of the line of credit of $774,000 and net investment activities of $792,000 offset by positive operating cash flows of $492,000.

In May 1998, the Company entered into a Loan and Security Agreement with a bank. Pursuant to the Agreement, the bank agreed to make available to the Company a revolving credit facility, the maximum principal amount of which at any time must be equal to the lesser of $25 million or the "margin requirement" then in effect. Interest will accrue at a variable rate per annum equal to the prime rate or the LIBOR Rate plus 1.5%-3.0% per annum (depending on the leverage ratio measured quarterly) for the LIBOR borrowings. Under the terms of the Agreement, the Company granted to the bank a security interest in all accounts, inventory, equipment and general intangibles. Additionally, the Company's subsidiaries have also guaranteed the Company's obligations to the bank under the Agreement. The Company has not utilized the credit facility to date and has $24.0 million available for future borrowings.

         The Company believes that its available cash, cash equivalents, cash to be generated from its future results of operations and currently available line of credit should be sufficient to meet the Company's operating requirements, assuming no material adverse change in the operation of the Company's business, for at least the remainder of the calendar year.

                         SIMIONE CENTRAL HOLDINGS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


IMPACT OF NEW ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" (SFAS 128"), which changed the method of computing earnings per share. SFAS 128 requires presentation of basic earnings per share and diluted earnings per share amounts, as defined. See Note 6 in the Notes to Consolidated Financial Statements. SFAS 128 is effective for the Company's year ended December 31, 1997, and as a result all prior-period earnings per share data presented have been restated to conform with the provisions of the new pronouncement.

         In January 1998, the Company adopted the AICPA Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2"), which supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. While some principles remain the same, there are several key differences between the two pronouncements, including accounting for multiple element arrangements.

         The Company has adopted FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. The adoption of SFAS 130 had no impact on the consolidated financial statements of the Company.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 requires reporting segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. SFAS is effective for financial statements for periods beginning after December 15, 1997. The Company intends to adopt SFAS 131 and does not expect the application to have a material impact on the consolidated financial statements of the Company.

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

                  None.

         Item 3.  Defaults Upon Senior Securities.

                  None.

         Item 4.  Submission of Matters to a Vote of Security Holders.

                  The Annual Meeting of Stockholders of the Company was held on June 10, 1997. At that meeting, the stockholders elected the following individuals to serve as members of the Board of Directors in accordance with the votes indicated below:

                                                              WITHHELD
                  NAME                      FOR              AUTHORITY
                  ----                      ---              ---------
                  Barrett C. O'Donnell      5,637,347         10,572
                  Gary Bremer               5,637,347         10,572
                  James R. Henderson        5,637,347         10,572
                  William J. Simione, Jr.   5,637,347         10,572
                  Murali Anantharaman       5,625,347         22,572
                  James A. Gilbert          5,625,347         22,572
                  Richard D. Jackson(1)     5,612,439         35,480

         (1) Mr. Jackson resigned from the Board of Directors on June 17, 1998.

                  Additionally, the Stockholders approved an increase in the number of shares reserved for issuance under the Simione Central Holdings, Inc. Omnibus Equity Based Incentive Plan from 250,000 shares to 1,250,000 shares of Common Stock, .001 par value per share. The results were as follows:

                     FOR         AGAINST        ABSTAIN    NOT VOTED
                     ---         -------        -------    ---------
                  2,942,468     1,218,583        8,900     1,477,968

         Item 5.  Other Information.

                  None.

         Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                           The following Exhibits are filed as part of this
                  Quarterly Report on Form 10-Q:

         Exhibit No.       Description
         -----------       -----------
         27.1              Financial Data Schedule (for SEC use only).

         (b)               Reports on Form 8-K:

                           None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  SIMIONE CENTRAL HOLDINGS, INC.


Dated:  August 14, 1998                      By: /s/  BARRETT C. O'DONNELL
                                                 -------------------------------
                                                     BARRETT C. O'DONNELL
                                                     Chairman of the Board
                                                     and Chief Executive Officer


Dated:  August 14, 1998                      By: /s/  LORI NADLER SIEGEL
                                                 -------------------------------
                                                    LORI NADLER SIEGEL
                                                    Chief Financial Officer

                  EXHIBIT INDEX

27.1     Financial Data Schedule (for SEC Use Only).