Form 10-Q
period 1998-09-30
SIMIONE CENTRAL HOLDINGS INC
filed 1998-11-13
CIK 896157

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________________ to _________



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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                             Outstanding at
        Class                                                October 31, 1998
        -----                                                ----------------
        COMMON STOCK, $.001 PAR VALUE                        8,595,689  SHARES

                         SIMIONE CENTRAL HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


         PART I.           FINANCIAL INFORMATION

         Item 1.           Consolidated Financial Statements

                           Consolidated Balance Sheets -September 30, 1998 (unaudited) and December 31, 1997.

                           Consolidated Statements of Income (Loss) - Three Months Ended and Nine Months Ended September 30, 1998 and 1997 (unaudited).

                           Consolidated Statements of Shareholders' Equity - Nine Months Ended September 30, 1998 (unaudited).

                           Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1998 and 1997 (unaudited).

                           Notes to Consolidated Financial Statements -
                           September 30, 1998 (unaudited).

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

         Item 3.           Defaults Upon Senior Securities

         Item 4.           Submission of Matters to a Vote of Security Holders

         Item 5.           Other Information

         Item 6.           Exhibits and Reports on Form 8-K



                           SIGNATURES

                         SIMONE CENTRAL HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                               September 30,        December 31,
                                                                                   1998                1997
                                                                                   ----                ----
                                                                               (unaudited)
                                             ASSETS

 Current assets:
        Cash and cash equivalents                                             $  9,624,706        $  8,266,860
        Accounts receivable, net of allowance for doubtful
          accounts of $1,881,877 and $1,915,120, respectively                    9,578,543           9,025,666
        Prepaid expenses and other current assets                                  935,004           1,157,168
                                                                              ------------        ------------
          Total current assets                                                  20,138,253          18,449,694

Purchased software, furniture and equipment, net                                 1,998,418           2,365,508
Intangible assets, net                                                           7,505,927           7,448,911
Other assets                                                                       165,661             655,377
                                                                              ------------        ------------
          Total assets                                                        $ 29,808,259        $ 28,919,490
                                                                              ============        ============


                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Line of credit                                                        $  5,000,000        $    773,599
        Accounts payable                                                         2,237,500           1,876,688
        Accrued compensation expense                                               727,381             560,334
        Accrued liabilities                                                      9,408,059           3,174,762
        Customer deposits                                                          931,608           1,460,653
        Unearned revenues                                                        1,786,510           1,527,173
        Current portion of capital lease obligations                                12,329              57,622
                                                                              ------------        ------------
          Total current liabilities                                             20,103,387           9,430,831

Commitments and contingencies

Shareholders' equity:
        Preferred stock, $.001 par value; 10,000,000 shares authorized;
          none issued or outstanding                                                  --                  --
        Common stock, $.001 par value; 20,000,000 shares authorized;
          8,595,689 and 8,522,978 shares issued and outstanding,
          respectively                                                               8,595               8,523
        Additional paid-in capital                                              42,091,532          41,686,109
        Accumulated deficit                                                    (32,395,255)        (22,205,973)
                                                                              ------------        ------------
          Total shareholders' equity                                             9,704,872          19,488,659
                                                                              ------------        ------------

          Total liabilities and shareholders' equity                          $ 29,808,259        $ 28,919,490
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

                         SIMIONE CENTRAL HOLDINGS, INC.

              CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)


                                                 Three Months Ended September 30,      Nine Months Ended September 30,
                                                 --------------------------------      -------------------------------

                                                    1998                1997              1998                 1997
                                                    ----                ----              ----                 ----
Net revenues:
    Software and services                      $  6,447,327        $  7,467,259        $ 25,563,765        $ 19,629,252
    Agency support                                1,219,276           3,434,495           5,886,094          11,602,026
    Consulting services                           1,813,517           1,207,453           5,024,076           3,545,436
                                               ------------        ------------        ------------        ------------
        Total net revenues                        9,480,120          12,109,207          36,473,935          34,776,714

Costs and expenses:
    Cost of revenues                              6,102,680           5,516,213          19,099,652          16,131,302
    Selling, general and administrative           3,179,353           3,319,884          11,111,181           9,783,031
    Research and development                      1,935,674           1,730,625           5,325,918           5,172,905
    Amortization and depreciation                   618,492             411,047           1,777,765           1,238,644
    Restructuring and other charges               9,578,420                --             9,578,420                --
                                               ------------        ------------        ------------        ------------

         Total costs and expenses                21,414,619          10,977,769          46,892,936          32,325,882
                                               ------------        ------------        ------------        ------------

     Income (loss) from operations              (11,934,499)          1,131,438         (10,419,001)          2,450,832

Other income (expense):
    Interest expense                                (50,475)            (40,767)            (74,626)           (185,702)
    Interest and other income                        97,538             201,675             304,345             246,230
                                               ------------        ------------        ------------        ------------
Net income (loss)                              $(11,887,436)       $  1,292,346        $(10,189,282)       $  2,511,360
                                               ============        ============        ============        ============


Net income (loss) per share - basic            $      (1.39)       $       0.16        $      (1.19)       $       0.37
                                               ============        ============        ============        ============


Weighted average common shares - basic            8,571,282           8,216,275           8,543,770           6,709,241
                                               ============        ============        ============        ============



Net income (loss) per share - diluted          $      (1.39)       $       0.14       $       (1.19)      $       0.32
                                               ============        ============        ============        ============

Weighted average common shares - diluted          8,571,282           9,051,656           8,543,770           7,853,577
                                               ============        ============        ============        ============


           See notes to consolidated financial statements (unaudited)

                         SIMIONE CENTRAL HOLDINGS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     For the Nine Months September 30, 1998
                                   (unaudited)

                                                                        Additional                                 Total
                                                             Common       Paid-in          Accumulated         Shareholders'
                                             Shares          Stock        Capital            Deficit               Equity
                                             ------          -----        -------            -------               ------
Balance at December 31, 1997               8,522,978       $8,523       $41,686,109       $(22,205,973)       $ 19,488,659

Issuance of  $.001 par value common
stock from exercise of stock options          30,392           30           109,440               --               109,470

Issuance of $.001 par value common
stock related to acquisitions                 42,319           42           295,983               --               296,025


Net loss                                        --           --                --          (10,189,282)        (10,189,282)
                                           ---------       ------       -----------       ------------        ------------

Balance at September 30, 1998              8,595,689       $8,595       $42,091,532       $(32,395,255)       $  9,704,872
                                           =========       ======       ===========       ============        ============




           See notes to consolidated financial statements (unaudited)

                         SIMIONE CENTRAL HOLDINGS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                           Nine Months Ended September 30,
                                                                           -------------------------------

                                                                               1998                 1997
                                                                               ----                 ----
Cash flows from operating activities:
Net income (loss)                                                         $(10,189,282)       $  2,511,360

Adjustments to reconcile net income (loss)
to net cash used in operating activities:
   Provision for doubtful accounts                                              636,208             800,087
   Amortization and depreciation                                              1,777,765           1,238,644
   Loss on sale of assets                                                          --                28,426
   Write-off of  excess furniture&fixtures                                       36,997                --
   Write-off of capitalized R&D                                               2,005,790                --
   Changes in operating assets and liabilities:
     Accounts receivable                                                     (1,172,435)         (3,969,662)
     Prepaid expenses and other current assets                                  222,164             154,150
     Other assets                                                            (1,530,015)           (120,239)
     Accounts payable                                                           360,812          (1,555,520)
     Accrued compensation expense                                               167,047             362,270
     Accrued liabilities                                                      5,878,136            (434,045)
     Customer deposits                                                         (530,045)            339,468
     Unearned revenues                                                          259,337          (1,021,322)
                                                                           ------------        ------------
          Net cash used in operating activities                              (2,077,521)         (1,666,383)

Cash flows from investing activities:
Purchase of acquired companies, net of cash acquired                           (405,191)               --
Purchase of software, furniture and equipment                                  (377,994)           (566,561)
Decrease in restricted cash                                                        --             1,000,000
Increase in other intangible assets                                             (71,046)               --
                                                                           ------------        ------------
          Net cash provided by (used in) investing activities                  (854,231)            433,439

Cash flows from financing activities:
Proceeds from (payment on) line of credit                                     4,226,401          (1,486,479)
Principal payments on capital lease obligations                                 (45,293)           (224,218)
Payments of related party notes                                                    (980)            (30,172)
Proceeds from repayment of stock subscription                                      --               850,000
Proceeds from issuance of common stock less offering costs of $2,280,782           --            17,719,218
Proceeds from exercise of stock options and warrants                            109,470             550,833
                                                                           ------------        ------------
          Net cash provided by financing activities                           4,289,598          17,379,182
                                                                           ------------        ------------
          Net increase in cash and cash equivalents                           1,357,846          16,146,238

Cash and cash equivalents, beginning of period                                8,266,860           3,384,728
                                                                           ------------        ------------

Cash and cash equivalents, end of period                                   $  9,624,706        $ 19,530,966
                                                                           ============        ============


Supplemental disclosure of non-cash investing activities
   Software, furniture and equipment obtained through capital leases       $       --          $    39,904


           See notes to consolidated financial statements (unaudited)

                         SIMIONE CENTRAL HOLDINGS, INC.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998

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

                         SIMIONE CENTRAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998


NOTE 2 - ACQUISITION

Effective December 1, 1997, the Company purchased substantially all the assets of Dezine Healthcare Solutions, Inc. ("Dezine"). The acquisition was accounted for using the purchase method for financial reporting purposes.

Unaudited pro forma information giving effect to the acquisition as if it took place on January 1, 1997 follows:

                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPTEMBER 30, 1997     SEPTEMBER 30, 1997
                                           ------------------     ------------------
Net revenues                                     $13,857,458       $ 40,070,264

Net income (loss)                                $ 1,353,994       $ (5,488,190)


Net income (loss) per share - basic              $      0.16        $     (0.82)
Net income (loss) loss per share - diluted       $      0.15        $     (0.82)
Weighted average common shares - basic             8,216,275          6,709,241
Weighted average common shares - diluted           9,051,656          6,709,241


The three months ended September 30, 1997 pro forma net loss includes pro forma adjustments for a net charge of $52,605 for additional amortization expense related to the allocation of the purchase price to intangible assets. The nine months ended September 30, 1997 pro forma net loss includes pro forma adjustments for a $8,126,947 charge to operations for purchased in-process research and development costs and a net charge of $157,815 for additional amortization expense related to the allocation of the purchase price to intangible assets. This pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisition had been effective on the date indicated or which may be obtained in the future.


NOTE 3 - INCOME TAXES

At December 31, 1997, the Company had approximately $4,640,000 of net operating losses ("NOL") for income tax purposes available to offset future taxable income. Such losses expire $1,824,000 in 2010 and $2,816,000 in 2011 and may be subject to certain limitations for changes in ownership. A valuation allowance reducing net deferred tax assets recognized to zero has been recorded based on management's assessment that it is not "more likely than not" that the assets are realizable as of September 30, 1998.

NOTE 4 - MAJOR CUSTOMERS

For the three months and nine months ended September 30, 1998, affiliates of Columbia/HCA Healthcare Corporation accounted for approximately 28.3% and 33.8%, respectively, of the Company's total net revenue and for 6.3% of net accounts receivable. (See Note 8)

                         SIMIONE CENTRAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998



NOTE 5 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

On May 11, 1998, the Company entered into a Loan and Security Agreement with a bank. Pursuant to the Agreement, the bank agreed to make available to the Company a revolving credit facility, the maximum principal amount of which at any time must be equal to the lesser of $25 million or the "margin requirement" then in effect. Interest will accrue at a variable rate per annum equal to the prime rate for prime borrowings (8.5% as of September 30, 1998) or the LIBOR Rate plus 1.5%-3.0% per annum (depending on the leverage ratio measured quarterly) for the LIBOR borrowings (7.2% as of September 30, 1998). Under the terms of the Agreement, the Company granted to the bank a security interest in all accounts, inventory, equipment, and general intangibles. Additionally, the Company's subsidiaries have also guaranteed the Company's obligations to the bank under the Agreement. As of September 30, 1998, there was a balance of $5 million outstanding and none available for future borrowings. The Company is in default of certain covenants, including a financial covenant related to the ratio of funded debt to EBITDA (leverage ratio), associated with this Agreement and is in discussions with the bank concerning such defaults (see Part II, Item
3).

NOTE 6 - RESTRUCTURING AND OTHER CHARGES

As a result of the change in the home care business environment resulting from IPS coupled with the decision to eliminate certain legacy development projects including the AS400 effort, the Company incurred severance and certain other restructuring costs totaling $9.6 million in the third quarter of 1998. These expenses include a $2 million write-off of capitalized software and the remainder primarily relates to severance from a reduction in force, costs to terminate contracts with third party vendors, and costs related to excess capacity.

NOTE 7 - RECENTLY ADOPTED ACCOUNTING STANDARDS

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

                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                      SEPT. 30, 1998    SEPT. 30, 1997    SEPT. 30, 1998    SEPT. 30, 1997
                                      --------------    --------------    --------------    --------------
Weighted average - basic                   8,571,282         8,216,275         8,543,770         6,709,241
Common stock equivalents
                                                  --           835,381                --         1,144,336
                                           ---------         ---------         ---------         ---------
Weighted average - diluted
                                           8,571,282         9,051,656         8,543,770         7,853,577
                                           =========         =========         =========         =========


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

                         SIMIONE CENTRAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998

NOTE 8 - SUBSEQUENT EVENT

On November 5, 1998, Amedisys, Inc. signed a definitive asset purchase agreement to acquire Columbia/HCA homecare operations in several states. Included in the agreement are businesses currently under contracts with the Company related to information systems and agency support services. In the event that such transaction closes, the loss of any of the Columbia/HCA contracts could have a material adverse impact on the Company's business, financial condition and results of operations.

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

         The Company defines recurring revenues as revenues derived under multi-year contracts in addition to annual software support agreements. These revenues were approximately $2.2 million, or 23.0% and $6.3 million, or 17.3% of total net revenues, for the three months and nine months ended September 30, 1998, respectively and $7.1 million, or 69.06% and $22.1 million, or 64.0% of total net revenues for the three months and nine months ended September 30, 1997.

         For the three months and nine months ended September 30, 1998, the Company derived 28.3% and 33.88%, respectively of its total net revenues from contracts with affiliates of Columbia/HCA. For the three months and nine months ended September 30, 1997, the Company derived 47.0% and 50.5%, respectively of its total net revenues from contracts with affiliates of Columbia/HCA. On November 5, 1998, Amedisys, Inc. signed a definitive asset purchase agreement to acquire Columbia/HCA homecare operations in several states. Included in the agreement are businesses currently under contracts with the Company related to information systems and agency support services. In the event that such transaction closes, the loss of any of the Columbia/HCA contracts could have a material adverse impact on the Company's business, financial condition and results of operations.

         The Company believes that continued development and enhancement of its software systems is critical to its future success; however, due to the elimination of certain legacy development projects including the AS400 platform, the Company anticipates that the total dollar amount of research and development expense will decrease. Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. During the quarter ended September 30, 1998, the Company recorded a write-off of $2 million of capitalized software to reflect the abandonment of certain development projects. For the three months and nine months ended September 30, 1997, the Company capitalized $44,900 and $135,900, respectively, of computer software development costs.

                         SIMIONE CENTRAL HOLDINGS, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 ISSUES

         Year 2000 issues arise because many computer software and hardware systems use only two digits to represent the year. As a result, these systems may not process dates beyond 1999, which may cause errors in information or system failures. Therefore, some computer software and hardware will need to be modified prior to the Year 2000 in order to remain functional. The Company is assessing both the readiness of its internal computer systems and the compliance of its software and computer products licensed and sold to customers for handling Year 2000 issues. The Company expects to implement successfully the systems and programming changes necessary to address such Year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations or financial condition.

         Certain software and hardware products currently installed at customer sites will require upgrade to become Year 2000 compliant. The Company believes that it is not legally responsible for costs incurred by its customers to achieve their Year 2000 compliance. However, the Company is taking steps to identify affected customers, raise customer awareness related to non-compliance of the Company's older software and other products, and assist the customer base to assess their risks.

         The Company is also assessing and addressing the possible effects on the Company's operations of the Year 2000 readiness of key vendors and 3rd party software providers. The Company's reliance on vendors and 3rd party software providers, and therefore, on the proper functioning of their information systems and software, means that their failure to address Year 2000 issues could have a material impact on the Company's operations and financial results. However, the potential impact and related costs are not known at this time.

BACKLOG

         The Company had backlog associated with its In-House Solution of approximately $5.2 million and $7.7 million on September 30, 1998 and 1997, respectively. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees and professional services. The length of time required to complete an implementation depends on many factors outside the control of the Company, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete the implementation process. As a result, the Company may be unable to predict accurately the amount of revenue it will recognize in any period and therefore can make no assurances that the amounts in backlog will be recognized in the next twelve months.

         The Company enters into multi-year contracts with its customers in connection with its Shared Resource Solution. These contracts generally provide for the payment of monthly fees based on the number of billed home care visits made by the customer. Accordingly, the Company does not maintain a backlog with respect to its Shared Resources Solution.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

Net Revenues. Total net revenues for the three months ended September 30, 1998 decreased $2.6 million, or 21.7%, to $9.5 million as compared to the three months ended September 30, 1997. The decrease includes a $3.0 million decrease in revenue from the Columbia/HCA contracts due to the declining number of visits, a $1.6 million decrease in new software sales, a $1.6 million increase attributable to the business acquired in the Dezine Healthcare Solutions, Inc. ("Dezine") acquisition which was completed effective December 1, 1997, and a $600,000 increase in consulting revenues.

                         SIMIONE CENTRAL HOLDINGS, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997 (CONTINUED)

Cost of Revenues. Total cost of revenues increased $586,000, or 10.6%, to $6.1 million for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The increase in costs includes a $660,000 increase attributable to the business acquired in the Dezine acquisition and a $331,000 decrease primarily due to the decline in software sales. As a percentage of total net revenues, total costs of revenues increased to 64.4% for the three months ended September 30, 1998 from 45.6% for the three months ended September 30, 1997. This percentage increase reflects the decrease in total net revenues compared to a relatively constant level of dollar expenditures.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended September 30, 1998 decreased $198,000 to $3.1 million as compared to the three months ended September 30, 1997. The decrease in costs includes a $727,000 decrease in administrative costs offset by an increase of $556,000 attributable to the business acquired in the Dezine acquisition. As a percentage of total net revenues, selling, general and administrative expenses were 32.9% for the three months ended September 30, 1998 compared with 27.4% for the three months ended September 30, 1997.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 1998 increased $205,000, or 11.9%, to $1.9 million as compared to the three months ended September 30, 1997. This increase is primarily attributable to the business acquired in the Dezine acquisition. As a percentage of total net revenues, these expenses increased to 20.4% for the three months ended September 30, 1998, from 14.3% for the three months ended September 30, 1997. This percentage increase reflects the decrease in total net revenues compared to a constant level of dollar expenditures.

Amortization and Depreciation. Depreciation and amortization expense for the three months ended September 30, 1998 increased by $200,000 to $600,000 as compared to the three months ended September 30, 1997. This increase includes $60,000 of amortization expense related to the $1.3 million of intangible assets recorded in the Dezine acquisition, and the remainder relates to increased depreciation expense.

Restructuring and Other Charges. The Company recorded a restructuring charge totaling $9.6 million as a result of the change in the home care business environment resulting from IPS coupled with the decision to eliminate certain legacy development projects including the AS400 effort. These expenses include a $2 million write-off of capitalized software and the remainder primarily relates to severance from a reduction in force, costs to terminate contracts with third party vendors, and costs related to excess capacity.

Other Income (Expense). Interest expense for the three months ended September 30, 1998 and 1997 relates to borrowings under the Company's line of credit agreement. Interest and other income for the three months ended September 30, 1998 and 1997 consists principally of interest income related to the Company's short-term cash investments.

Income Taxes. At December 31, 1997, the Company had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $4.6 million, which expire at various dates through 2011, if not utilized. The Company also has research and development and alternative minimum tax credits ("tax credits") of approximately $96,000 available to reduce future income tax liabilities. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL and tax credit carryforwards may be limited as to their utilization in any year. The Company has concluded that it is more likely than not that these NOLs and tax credit carryforwards will not be utilized based on a weighing of evidence at September 30, 1998, and as a result, a 100% deferred tax valuation allowance has been recorded against these assets. Approximately $500,000 of the total deferred tax asset relates to the IMHI acquisition and, if and when realized, will result in a credit to intangible assets recorded in the acquisition.

                         SIMIONE CENTRAL HOLDINGS, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

Net Revenues. Total net revenues for the nine months ended September 30, 1998 increased $1.7 million, or 4.9%, to $36.5 million as compared to the nine months ended September 30, 1997. The increase includes a $4.8 million increase attributable to the business acquired in the Dezine Healthcare Solutions, Inc. ("Dezine") acquisition which was completed effective December 1, 1997, a $1.5 million increase in consulting revenue, a $3.8 million decrease in revenue from the Columbia HCA contracts due to the declining number of visits, and a $1.0 million decrease in new software sales and related services.

Cost of Revenues. Total cost of revenues increased $3.0 million, or 18.4%, to $19.1 million for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The increase includes $2.0 million in costs attributable to the business acquired in the Dezine acquisition. As a percentage of total net revenues, total costs of revenues increased to 52.4% for the nine months ended September 30, 1998 from 46.4% for the nine months ended September 30, 1997.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the nine months ended September 30, 1998 increased $1.3 million to $11.1 million as compared to the nine months ended September 30, 1997. This increase includes $1.6 million in costs attributable to the business acquired in the Dezine acquisition, a $585,000 increase in sales personnel hired to market the Company's products and services, and a $959,000 decrease in administrative costs. As a percentage of total net revenues, selling, general and administrative expenses were 30.3% for the nine months ended September 30, 1998 compared with 28.1% for the nine months ended September 30, 1997.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 1998 increased $153,000, or 3.0%, as compared to the nine months ended September 30, 1997. As a percentage of total net revenues, these expenses decreased to 14.6% for the nine months ended September 30, 1998, from 14.9% for the nine months ended September 30, 1997. This percentage decrease reflects the increase in total net revenues compared to a relatively constant level of dollar expenditures.

Amortization and Depreciation. Depreciation and amortization expense for the nine months ended September 30, 1998 increased by $539,000 to $1.8 million as compared to the nine months ended September 30, 1997. This increase includes $220,000 of amortization expense related to the $1.3 million of intangible assets recorded in the Dezine acquisition, and the remainder relates to increased depreciation expense.

Restructuring and Other Charges. The Company recorded a restructuring charge totaling $9.6 million as a result of the change in the home care business environment resulting from IPS coupled with the decision to eliminate certain legacy development projects including the AS400 effort. These expenses include a $2 million write-off of capitalized software and the remainder primarily relates to severance from a reduction in force, costs to terminate contracts with third party vendors, and costs related to excess capacity.

Other Income (Expense). Interest expense for the nine months ended September 30, 1998 and 1997 relates to borrowings under the Company's line of credit agreement. Interest and other income for the nine months ended September 30, 1998 and 1997 consists principally of interest income related to the Company's short-term cash investments.

                         SIMIONE CENTRAL HOLDINGS, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997 (CONTINUED)

Income Taxes. At December 31, 1997, the Company had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $4.6 million, which expire at various dates through 2011, if not utilized. The Company also has research and development and alternative minimum tax credits ("tax credits") of approximately $96,000 available to reduce future income tax liabilities. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL and tax credit carryforwards may be limited as to their utilization in any year. The Company has concluded that it is more likely than not that these NOLs and tax credit carryforwards will not be utilized based on a weighing of evidence at September 30, 1998, and as a result, a 100% deferred tax valuation allowance has been recorded against these assets. Approximately $500,000 of the total deferred tax asset relates to the IMHI acquisition and, if and when realized, will result in a credit to intangible assets recorded in the acquisition.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 1998, the Company's cash and cash equivalents increased by $1.4 million. The increase was principally attributable to an increase in the net borrowings from the line of credit of $4.2 million, offset by negative operating cash flows of $2.1 million and net investing activities of $854,000.

         In May 1998, the Company entered into a Loan and Security Agreement with a bank. Pursuant to the Agreement, the bank agreed to make available to the Company a revolving credit facility, the maximum principal amount of which at any time must be equal to the lesser of $25 million or the "margin requirement" then in effect. Interest will accrue at a variable rate per annum equal to the prime rate or the LIBOR Rate plus 1.5%-3.0% per annum (depending on the leveraged ratio measured quarterly) for the LIBOR borrowings. Under the terms of the Agreement, the Company granted to the bank a security interest in all accounts, inventory, equipment and general intangibles. Additionally, the Company's subsidiaries have also guaranteed the Company's obligations to the bank under the Agreement. The Company has $5 million outstanding at September 30, 1998 and none available for future borrowings. The Company is in default of certain covenants, including a financial covenant related to the ratio of funded debt to EBITDA (leverage ratio), associated with this Agreement and is in discussions with the bank concerning such defaults (see Part II, Item 3.)

         The Company believes that its available cash, cash equivalents, cash to be generated from its future results of operations should be sufficient to meet the Company's operating requirements, assuming no material adverse change in the operation of the Company's business, for at least the next twelve months.

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

IMPACT OF NEW ACCOUNTING STANDARDS (CONTINUED)

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

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 requires reporting segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general -purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. SFAS is effective for financial statements for periods beginning after December 15, 1997. The Company intends to adopt SFAS 131 and does not expect the application to have a material impact on the consolidated financial statements of the Company.

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


         Item 2.  Change in Securities.

                  None.

         Item 3.  Defaults Upon Senior Securities.

                  On May 11, 1998, the Company entered into a Loan and Security Agreement with a bank (see Note 5). As of September 30, 1998, there was a balance of $5 million outstanding and none available for future borrowings. The Company is in default of certain covenants, including a financial covenant related to the ratio of funded debt to EBITDA (leverage ratio), a covenant related to a rating assigned to an investment in commercial paper (such commercial paper is rated A-2, P-2 versus A-1, P-1 and matures on November 17, 1998), and a covenant related to time deposits issued by a bank which does not meet certain capital surplus requirements.

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

         (a)      Exhibits:

                           The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

         Exhibit No.       Description


          27.1    Financial Data Schedule (for SEC use only).

         (b)      Reports on Form 8-K:

                  None.

                                  EXHIBIT INDEX

27.1     Financial Data Schedule (for SEC Use Only).

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SIMIONE CENTRAL HOLDINGS, INC.


      Dated: November 13, 1998       By: /s/ Barret C. O'Donnell
                                         -------------------------------------
                                     BARRETT C. O'DONNELL
                                     Chairman of the Board and Chief Executive
                                     Officer


      Dated: November 13, 1998       By: /s/Lori Nadler Siegel
                                         -------------------------------------
                                     LORI NADLER SIEGEL
                                     Chief Financial Officer