Form 10-K405
period 1998-12-31
SIMIONE CENTRAL HOLDINGS INC
filed 1999-03-30
CIK 896157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by non-affiliates of the Registrant on March 24, 1999: $9,165,210.

         There were 8,554,673 shares of Common Stock outstanding at March 24, 1999.

         Documents incorporated by reference in this Form 10-K: Portions of the definitive proxy statement relating to the 1999 Annual Meeting of Stockholders in Part III, Items 10 (as related to Directors), 11, 12 and 13.

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

         During 1998, the Company had over 2000 customers nationwide, including hospital-based companies, free-standing home health care providers, alternate-site care organizations, home medical equipment providers, integrated delivery systems and government-managed organizations. The Company's customers include Columbia/HCA Healthcare Corporation ("Columbia/HCA"), Tenet Healthcare Corporation ("Tenet"), The Visiting Nurse Association of Texas ("VNA - Texas"), Mercy Health Services, a Michigan not-for-profit corporation ("Mercy"), and Advocate Health System ("Advocate").

         For information regarding the Company's history and Management's Plan to improve the Company's performance, see Notes 1 and 9 to Notes to Consolidated Financial Statements.

         Unless the context otherwise requires, references to the Company herein include Simione Central Holdings, Inc. and its subsidiaries. The Company's executive offices are located at 6600 Powers Ferry Road, Atlanta, Georgia 30339 and the telephone number is 770-644-6700.


INDUSTRY OVERVIEW

         Home health care is an integral part of the health care industry's continuum of care. The increasing importance of home health care has principally been a result of significant economic pressures within the health care industry. In recent years, U.S. health care expenditures have increased rapidly. In response to these escalating expenditures, payors, such as Medicare and managed care organizations, have applied increasing pressure on physicians, hospitals and other providers to contain costs. This pressure has led to the growth of lower cost alternate-site care, such as home health care, and to reduced hospital admissions and lengths of stay. In addition, home health care has grown rapidly as a result of advances in medical technology, which have facilitated the delivery of services in alternate sites, demographic trends, such as an aging population, and preferences among patients to receive health care in their homes.

         Home health care consists of many elements, including skilled nursing, durable medical equipment ("DME"), intravenous and infusion therapy ("IV Therapy") and hospice. Historically, this industry has been highly fragmented and characterized by small, local providers offering a limited range of services. With the advent of managed care and integrated delivery systems, home health care providers have had to expand their geographic scope and range of product and service offerings. In addition, the overall growth in the home health care industry has allowed providers to grow and realize increased operating efficiencies. As a result of these developments and legislation and regulatory pressures, the home health care industry has been in a period of rapid consolidation.

         Medicare traditionally reimbursed a majority of home health care services at amounts that could not exceed the costs of services provided, resulting in a direct relationship between the number of home health care visits and reimbursement. However, the Balanced Budget Act of 1997, enacted on August 5, 1997 (the "BBA"), contained provisions that significantly change the manner in which home health agencies and home care services will be reimbursed in the future by Medicare. The legislation created the interim payment system
("IPS") which lowered the cost per visit limitations and created restrictions on the amount of cost reimbursement per Medicare beneficiary. In late January, 1998, the Health Care Financing Administration ("HCFA"), the federal agency that administers Medicare reimbursement for the home health care industry, published a notice revising the schedule of limits on home health agency costs for cost reporting periods beginning on or after October 1, 1997, which reduced the cost per visit limitations. At the same time, HCFA issued a rule setting forth the surety bond and capitalization requirements for home health agencies. As mandated by the BBA, HCFA has also announced the implementation, effective October 1, 2000, of a Prospective Payment System ("PPS"), which would limit reimbursement to a fixed amount for all services rendered per episode of care. IPS has had a significant impact on the home health industry, resulting in numerous closings of home health agencies, consolidation of agencies and decisions by home health agencies to no longer participate in the Medicare program or serve Medicare beneficiaries. Further, once fully-implemented, PPS could also potentially impact the home health industry in the same manner. In addition to the impact of IPS and PPS, the growth in the number of Medicare members enrolling in managed care plans, which have also begun to take measures to contain costs, will have a significant impact on how providers may operate profitably. The uncertainty in the home health care industry concerning these changing regulations adversely impacted the Company's business in 1998 as many providers dissolved or delayed purchasing decisions. The Company cannot predict how new regulations will impact its business in the future.

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

STRATEGY

         The Company's objective is to enhance its position as a leading provider of solutions to the home health care industry. Principal elements of the Company's strategy include:

         - Leverage Existing Customer Base. The Company currently has a base of over 2000 customers nationwide. The Company believes that a significant opportunity exists to cross-sell its existing systems and services as well as introduce new systems and enhancements.

         - Generate Recurring Revenue. The Company generates recurring revenue through a combination of annually renewable maintenance agreements and multi-year service contracts. These sources of revenue collectively accounted for 14% of the Company's net revenues in 1998. The Company attempts to maximize recurring revenue opportunities through a combination of periodic system enhancements and comprehensive customer service.

         - Capitalize on Changing Industry Dynamics. As the home health care industry consolidates, the Company believes it is well positioned to increase its market share by leveraging its existing relationships with large providers such as Tenet, Advocate and Mercy. The Company also believes its comprehensive solutions will become increasingly important to home health care providers as they address the challenges presented by health care reform and as integrated delivery systems become more prevalent.

         - Expand Through Acquisitions and Strategic Alliances. Through selective strategic acquisitions the Company intends to continue to expand its system and service offerings, expand its customer base and increase its market share. The Company also intends to selectively establish strategic alliances to expand its system and service offerings and grow its distribution capabilities.

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


[GRAPHIC OMITTED]


FORMATION SYSTEMS

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

Core Software Solutions.  The Company's core software solutions are as follows:

         STAT2. A complete, flexible and fully integrated home health care management system. The STAT2 core platform of software applications includes:

              Client Intake                          Billing/Accounts Receivable
              Treatment Plans                        General Ledger
              Employee Tracking                      Accounts Payable
              Scheduling                             Payroll
              Electronic Transmission/Remittance

         This core functionality can be enhanced with specialized modules including hospice, IV Therapy, DME, imaging, telephony and cost reporting. The STAT2 system allows a customer to exchange clinical and financial information with external systems in either a real-time or batch mode through interface engine technology or customized interfaces. STAT2 is designed to increase staff productivity by fully integrating the system's clinical, financial and operational applications and thereby eliminating redundant data entry. STAT2 has the ability to customize system features as well as the ability to expand with the customers' business. A major feature of the system is its real-time reporting capabilities.

         DME 6.3 A PC-based software application for home medical equipment and medical supply businesses. The DME 6.3 core platform of software applications includes:

              Order Entry                            Billing
              Inventory Management                   Accounts Receivable
              General Ledger                         Purchase Orders

         DME 6.3 features the following add-on modules: Retail Sales, Bar Coding and IV Therapy. Versions of this software are available for any size operation. The software provides easy to use data import/export capabilities.

         The Company discontinued marketing its NAHC IS system during 1998 and determined to concentrate its development efforts around windows based technology.

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

         TEMMS. TEMMS is an interactive voice response system which records visit, mileage, payroll and billing data from field staff using telephones in place of computers. This data can be automatically exported into a customer's payroll and billing applications. TEMMS is designed to provide users with a more cost effective way to record data and produce records and can accelerate a customer's billing activities.

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

         MAPP Plus. The Company is currently finalizing its fully-automated version of its MAPP point-of-care product, MAPP Plus. This product is separately licensed and offers a means of documenting the provision of home health care services and patient outcomes. MAPP collects outcomes data by encounter and over an entire episode of care using a consistent methodology for data collection. MAPP incorporates HCFA data elements and utilizes pre-defined pathways, which may be expanded by the user and guide patient care delivery. The Company has developed a functional level of care model and over 60 clinical pathways related to specific medical diagnoses. MAPP will also generate cost data associated with clinical care, tracks outcomes variances and records patient satisfaction. MAPP's clinical functionality is based on home health care specific clinical knowledgeware developed through years of practical application and clinical research. MAPP Plus utilizes fully-automated front-end data collection via a mobile, pen-based computer and has significant data analysis capabilities.

         REMM. The Company is currently finalizing REMM, a client /server, Windows based application designed to meet the demanding task of resource scheduling in home care. A graphical calendar user interface and wizard style display easily guide users through the scheduling process. Resource assignment for encounters with clients extends beyond the personnel disciplines and users may define multiple encounters such as deliveries, hospital admissions, meals on wheels, telephone wellness checks, in-service lectures, and staff meetings. The user determines the level of detail needed for attachment to each encounter. This includes treatments, labs, supplies, medications, directions and more. REMM also tracks and validates service area, workload, availability, competency, skill levels and preferences for encounter matching. Licensure and certifications are also tracked and validated. Custom report screens allow the user to tailor the information provided on any of the numerous system reports. REMM is available as a stand alone application, a module of STAT2, or it may be interfaced to other back office systems.

         PharmWorks. PharmWorks is a complete pharmacy management solution designed to meet the needs of infusion, retail, mail order, institutional, and hospital outpatient pharmacies. This PC-based application is scaleable and able to meet the business requirements of both large and small organizations. The software and hardware components are able to accommodate virtually unlimited growth for the pharmacy. PharmWorks has a modular architecture and is built around a relational data base for maximum user flexibility and performance. The core programs that comprise the application are: Pharmacy Management, Accounts Receivables, Material Management, and DME. Additional modules are available for Electronic Claims Submission, Manufacturing Management, and Nursing Home Management. With over 100 reports and data download capability, the system allows for quick access to the most critical information.


SERVICE SOLUTIONS

         Software Support Services. The Company believes that providing comprehensive software support services to customers is critical to its success in the home health care industry. The Company employs 83 professionals dedicated to this effort who provide the following services:

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

         Consulting Services. The Company's home health care consulting services assist providers in addressing the challenges of a managed care and/or PPS environment, such as reducing the cost of delivering care while maintaining or improving quality of care, streamlining operational structures and re-engineering organizational structures. The Company's consulting operations, which were acquired in January 1996, have been providing consulting advice to the home health care industry since 1963. The consulting staff is comprised of 41 professionals with home health care industry specific experience. Consulting engagements generally focus on:

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

         Outsourcing Services. For home health care providers seeking to address the challenges posed by changing industry dynamics, the Company provides comprehensive support services to supplement their core competencies. The Company's support services provide day-to-day personnel outsourcing for certain critical customer operational functions. For new customers, the Company will initially analyze and re-engineer, as appropriate, all aspects of a customer's home health care operation. These services are provided by over 24 home health care specialists. This combination of services is designed to enable customers to create an efficient organizational structure that seeks to provide both cost-effective results and promotes the delivery of high quality patient care. Components of these services include:

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

         The Company provides outsourcing services under multi-year contracts. Fees for these services are billed monthly. The Company believes the delivery of agency support services provides another valuable opportunity to introduce its information systems and services to an additional customer base.

CUSTOMERS

         During 1998, the Company had over 2000 customers nationwide, including hospital-based companies, home health care providers, alternate-site care organizations, home medical equipment providers, integrated delivery systems and government-managed organizations. The Company's customers include Columbia/HCA, Tenet, VNA - Texas, Mercy and Advocate. No customer is expected to account for 10% or more of the Company's consolidated net revenues during the year ending December 31, 1999.

SALES AND MARKETING

         The Company markets its systems and services through a direct sales force which consists of one senior vice president, two vice presidents and 17 sales and telemarketing representatives located throughout the United States. The Company also employs a marketing and sales support staff of 9 people to assist its sales force. Recognizing the importance of maintaining good communication and obtaining valuable input from its customers, the Company sponsors national user group meetings. Regional user group meetings are also held to discuss customer comments, suggestions, industry trends and related system issues.


BACKLOG

         The Company had backlog of $4.1 million and $7.1 million on December 31, 1998 and 1997, respectively. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees and professional services. The length of time required to complete an implementation depends on many factors outside the control of the Company, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete the implementation process. As a result, the Company may be unable to predict accurately the amount of revenue it will recognize in any period and, therefore, can make no assurances that the amounts in backlog will be recognized in the next twelve months.

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

         The DME 6.3 system operates on the MS-DOS and Windows NT operating systems and is designed for use on microcomputers or LAN-based PCs.

         The Company's systems are dependent upon many third-party software and hardware products and related services. There can be no assurance that financial or other difficulties experienced by such third-party vendors will not have an adverse effect on the Company's abilities to provide its systems or that the Company will be able to replace such third-party products and services if they become unavailable.

RESEARCH AND DEVELOPMENT

         The Company maintains a staff of approximately 67 programmers, systems analysts, quality assurance analysts and documentation specialists who monitor developments in the computer software and health care industries and who continuously work to enhance the Company's systems. The Company's research and development expenses were approximately $6.7, $6.7 and $5.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

         STAT2 system current research and development plans include upgrading key modules to a graphical user interface. The Company has additional research and development activities underway to make certain product functionality web-enabled. Additionally, the Company plans to develop or enhance interface capabilities between all of its software products.

         The Company recognizes the need to respond to the rapid technological change that is occurring in the software and health care industries. There can be no assurance, however, that the Company will be able to develop products on a timely basis or that its future products will fully address the needs of its current or prospective customers.

COMPETITION

         Competition in the market for home health care information systems and services is intense and is expected to increase. The Company believes that the primary factors affecting competition are system performance and reliability, customer support, service, system flexibility and ease of use, pricing, potential for providing enhancements, reputation and financial stability. The Company's competitors include other providers of home health care information systems and services, management companies and home health care consulting firms. Furthermore, other major health care information companies not presently offering home health care information systems, or major information system companies not currently in the health care industry, could develop the technology and enter the Company's markets. The Company believes its most significant competitors are Delta Health Systems (owned by Shared Medical Systems Corp.), HBO & Company, Patient Care Technologies, Inc. (partially owned by Meditech), and Home Care Information Systems, Inc. (owned by Misys PLC). Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. In addition, many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company. Many of the Company's competitors also currently have, or may develop or acquire, substantial installed customer bases in the home health care industry. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their systems and services than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

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

         The Office of Inspector General ("OIG") of the Department of Health and Human Services has identified in its Work Plan for Fiscal Year 1999 (the "1999 Work Plan") several projects within the home health industry which will be the focus of the OIG's scrutiny in fiscal year 1999. Each year the OIG sets forth in its Work Plan for that year the areas that will be scrutinized. For example, the 1999 Work Plan sets forth that the OIG will focus on audits of home health base year costs, location of service requirements, assessment of the impact of IPS on beneficiary access, physicians case management billings, utilization patterns of home health agencies, and claims for home health aides. Additionally, the OIG has focused in recent years on how third party billing companies, such as this Company, provide billing and collection services to its customers. The OIG has also stressed the importance of compliance programs for aspects of the health care industry. Such compliance programs, while currently implementation of such programs is voluntary, may become a requirement in the future as a condition of being reimbursed under any federal or state programs or by private health plan payors. The OIG released in December 1998 a compliance program intended as guidance to third-party medical billing companies and their agents and subcontractors in developing internal controls promoting adherence to applicable law and the program requirements of federal, state and private health plan payors. Any changes resulting from the OIG's review of the home health industry and how home health services are billed could increase the costs and time necessary for the Company to provide its administrative services to its customers and could affect the Company in other respects not currently foreseeable.

         The confidentiality of patient records and the circumstances under which such records may be released for inclusion in databases maintained on the Company's systems are subject to substantial regulation by state governments and certain federal legislation governing specialized medical information and records. Although compliance with these laws and regulations is principally the responsibility of the hospital, physician or other home health care provider with access to the Company's information systems, regulations governing patient confidentiality rights are evolving rapidly. For example, the Health Insurance Portability and Accountability Act of 1996 includes provisions directing the Secretary of the Department of Health and Human Services to adopt standards governing the electronic transmission of data in connection with a number of transactions involving health information, including submission of health claims. These standards are to cover security measures and safeguards with respect to health information, as well as standardization of data, assignment of identifiers and authentication of electronic signatures. In January 1999, HCFA published an interim final rule and a final rule requiring home health agencies to report electronically data obtained from the Outcome and Assessment Information Set ("OASIS") as a condition of participation by such agencies in the Medicare program. OASIS requires information regarding patients to be submitted electronically to HCFA, and the January 1999 rules set forth requirements for maintaining the privacy of patient identifiable information generated by OASIS. Further, these rules require the home health agency, or an agent acting on such agencies behalf, to maintain the confidentiality of all patient identifiable information contained in the clinical record and neither can release such patient identifiable OASIS information to the public. Any agent acting on behalf of an agency in connection with the transmission of OASIS data must be doing so pursuant to a written agreement with the home health agency. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of such information to implement additional security measures which may be difficult to implement and costly to the Company. There can be no assurance that changes to state or federal laws and regulations will not materially restrict the ability of home health care providers to submit information from patient records to the Company's systems or impose requirements which are incompatible with the Company's current systems.

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

EMPLOYEES

         As of March 1, 1999, the Company employed approximately 285 individuals. The Company believes that its future success depends in large part upon recruiting, motivating and retaining highly skilled and qualified employees in all aspects of the Company's business. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

         The Company's principal executive offices are located at 6600 Powers Ferry Road, Atlanta, Georgia 30339. The principal executive offices consist of approximately 56,924 square feet, of which approximately 49,162 square feet is leased directly from the owner of the office building in which the Company's principal executive offices are located pursuant to a lease expiring December 31, 2002 (the "Corporate Headquarters Office Building Lease"), and of which approximately 7,762 square feet are subleased pursuant to a sublease expiring February 28, 2001 (the "Corporate Headquarters Sublease"). Upon the expiration of the Corporate Headquarters Sublease, the space subleased thereunder will be leased directly from the office building owner pursuant to the Corporate Headquarters Building Lease.

         The Company also leases approximately 20,291 square feet of office space in Pompano Beach, Florida pursuant to a lease that expires on December 31, 2000, and approximately 6,500 square feet of office space in Hamden, Connecticut pursuant to a lease that expires on December 31, 2002. The landlord of the Connecticut office is a company comprised of certain officers and a director of the Company. See "Item 13. Certain Relationships and Related Transactions." In addition, the Company leases approximately 8,540 square feet of office space in East Brunswick, New Jersey pursuant to a lease that expires on September 30, 2000, and approximately 7,900 square feet of office space in Sugar Land, Texas pursuant to a lease that expires on September 30, 2000. Finally, the Company leases small offices in Westborough, Massachusetts, San Diego, California, Irving, Texas and Jacksonville, Florida.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


EXECUTIVE MANAGEMENT OF THE REGISTRANT

         Barrett C. O'Donnell                  45             Chairman of the Board,
                                                              President and Chief Executive
                                                              Officer
         William J. Simione, Jr.               57             Vice Chairman of the Board
                                                              and Executive Vice President
         Jack Arthur                           61             Sr. Vice President of Product
                                                              Development and Product Management
         Jim Hall                              38             Sr. Vice President of Sales &
                                                              Marketing
         Eugene Horn                           57             Sr. Vice President of Acquisition Operations
         Reid Horovitz                         33             General Counsel and Secretary
         Kathie McClellan                      45             Sr. Vice President of Customer
                                                              Services and Support
         Lori Nadler Siegel                    35             Chief Financial Officer
                                                              and Treasurer
         Bob Simione                           49             Sr. Vice President of Consulting

         BARRETT C. O'DONNELL has served as Chairman of the Board, Chief Executive Officer and President of the Company since July of 1998 and has been a director of the Company since October of 1996. Mr. O'Donnell served as Chairman of the Board of InfoMed Holdings, Inc. (a predecessor entity of the Company) ("InfoMed") from October of 1992 until October of 1996 and as Chief Executive Officer of InfoMed from November of 1994 until October of 1996. From 1978 until the present, Mr. O'Donnell has been Chairman of the Board, President and Chief Executive Officer of O'Donnell Davis, Inc., a consulting and investment advisory services company.

         WILLIAM J. SIMIONE, JR. is a certified public accountant who has served as Vice Chairman of the Board and Executive Vice President of the Company since October of 1996. From January of 1996 until October of 1996, Mr. Simione served as the President of Simione Central, Inc., a wholly-owned subsidiary of the Company. From January of 1975 until December of 1995, Mr. Simione was Managing Partner of the Home Health Care Consulting Division of Simione & Simione, CPA's ("Simione & Simione"). Since September of 1995, Mr. Simione also serves as a director and an audit and governance committee member of Personnel Group of America, Inc., a leading provider of information technology services and commercial staffing solutions.

         JACK ARTHUR has served as Senior Vice President of Product Development and Product Management of the Company since January of 1999. From July of 1998 until December of 1998, Mr. Arthur was a manager of product development with Eclipsys, Inc., an information systems provider. From October of 1995 until June of 1998, Mr. Arthur was the owner of Healthcare Consulting, Inc., a healthcare information systems consulting company. From June of 1985 until October of 1995, Mr. Arthur held various product development management positions with SMS, Inc., an information systems provider.

         JIM HALL has served as Senior Vice President of Sales and Marketing of the Company since February of 1999. From October of 1996 until October of 1998, Mr. Hall was Senior Vice President of Sales of IMNET Systems, Inc., an information systems provider. From September of 1995 until October of 1996, Mr. Hall was Vice President of Sales of The Compucare Company, an information systems provider. From February of 1987 until June of 1995, Mr. Hall held various sales management positions with First Data Corp, an information technology company.

         EUGENE HORN has served as Senior Vice President of Acquisition Operations of the Company since January of 1998. From December of 1991 until July of 1997, Mr. Horn was a Vice President with National Data Corp., a financial services company.

         REID HOROVITZ has served as General Counsel and Secretary of the Company since July of 1998. From June of 1997 until June of 1998, Mr. Horovitz was Assistant General Counsel of Micro Warehouse, Inc., a computer reseller. From April of 1993 until June of 1997, Mr. Horovitz was General Counsel of InfoMed.

         KATHIE MCCLELLAN has served as Senior Vice President of Customer Services and Support of the Company since November of 1998. From June of 1996 until November of 1998, Ms. McClellan held various operational and customer services positions with the Company. From April of 1991 until June of 1996, Ms. McClellan was an administrator and director of Memorial Medical Center.

         LORI NADLER SIEGEL is a certified public accountant who has served as the Chief Financial Officer and Treasurer of the Company since October of 1996. From June of 1996 until October of 1996, Ms. Siegel served as Chief Financial Officer of Central Health Holding Company, Inc. ("CHHC"). From January of 1995 until May of 1996, Ms. Siegel served as Assistant Vice President of Finance for Central Health Services, Inc. ("CHS") after holding various accounting and finance positions there from July 1991 until December 1994.

         BOB SIMIONE has served as Senior Vice President of Consulting of the Company since October of 1996. From January of 1976 until September of 1996, Mr. Simione was a principal of Simione & Simione.




ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company, par value $.001 per share (the "Common Stock"), has been traded on the Nasdaq Stock Market under the symbol SCHI since June 30, 1997. Prior to June 30, 1997, the Common Stock was traded on the OTC Bulletin Board under the symbol SCHI from December 24, 1996 to June 29, 1997. As of March 24, 1999, the Common Stock was held by approximately 1,933 holders of record.

The table below sets forth the reported quarterly high and low bid prices for the Common Stock on the OTC Bulletin Board for the period January 1, 1997 to June 29, 1997, and the reported quarterly high and low sales price for the Common Stock on the Nasdaq Stock Market for the period June 30, 1997 to December 31, 1998. The information set forth below does not include retail mark-up, mark-downs or commissions. In addition, over-the-counter prices reflect inter-dealer prices, and may not necessarily represent actual transactions. The sales prices after the second quarter of 1997 reflect the value of the Common Stock following a 1-for-2 reverse stock split effected by the Company on June 30, 1997.

                                                                    1998                        1997
                                                                    ----                        ----
                                                            High            Low          High          Low
                                                            ----            ---          ----          ---

         First Quarter                                     $11 3/8         6 5/8        $ 7 3/4       4 1/4
         Second Quarter                                     15 1/2         6 5/8          6 3/4           5
         Third Quarter                                           8         1 1/4         14 3/4       9 l/2
         Fourth Quarter                                          3         1 1/4         14 1/8           7

         The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain future earnings, if any, for future growth and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company. The selected consolidated financial data in the table as of and for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 are derived from the audited consolidated financial statements of the Company. The selected consolidated financial data as of and for the year ended December 31, 1996 includes the operating results of Simione & Simione acquired effective January 1, 1996 and InfoMed Holdings, Inc. ("IMHI") for the period October 8, 1996 (the effective date of the IMHI Acquisition) to December 31, 1996. The selected consolidated financial data as of and for the year ended December 31, 1997 includes the operating results of Dezine Healthcare Solutions, Inc. ("Dezine") for the period December 1, 1997 (the effective date of the Dezine Acquisition) to December 31, 1997. As of and for the years ended December 31, 1994 and 1995, the Company was a subsidiary of CHHC. See Notes 1 and 9 to Notes to Consolidated Financial Statements for a description of the Company's history. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto of the Company included herein.

                                                                  Year Ended December 31,
                                                   --------------------------------------------------------
                                                   1998         1997      1996 (2)     1995 (2)        1994
                                                   ----         ----      --------     --------        ----
                                                            (in thousands, except per share data)

Net revenues:
  Software and services                         $ 27,523     $ 27,356     $ 15,308     $  5,387     $  4,875
  Agency support                                   7,686       14,680        7,324        7,835        7,235
  Consulting services                              6,437        4,909        3,363           --           --
                                                ------------------------------------------------------------
          Total net revenues                      41,646       46,945       25,995       13,222       12,110
Costs and expenses:
   Costs of revenues                              24,085       22,715       14,698        8,154        7,694
   Selling, general and administrative            13,823       12,508        7,037        3,095        2,959
   Research and development                        6,741        6,670        5,677        2,929        2,165
   Amortization and depreciation                   2,392        1,714          785           --           --
   Purchased in-process research and                  --        8,127       12,574           --           --
     development
   Severance and other restructuring charges       7,017           --        1,215           --           --
                                                ------------------------------------------------------------
          Total costs and expenses                54,058       51,734       41,986       14,178       12,818
                                                ------------------------------------------------------------
Loss from operations                             (12,412)      (4,789)     (15,991)        (956)        (708)
Other income (expense):
   Interest expense                                 (183)        (215)        (115)          --           --
   Interest and other income                         424          490          207           --           --
                                                ------------------------------------------------------------
          Net loss                              $(12,171)    $ (4,514)    $(15,899)    $   (956)    $   (708)
                                                ============================================================

          Net loss per share - basic and
            diluted  (1), (3)                   $  (1.42)    $  (0.63)    $  (3.71)    $  (0.32)    $  (0.24)
                                                ============================================================
Weighted average common shares - basic
        and diluted (1), (3)                       8,557        7,164        4,288        2,995        2,995
                                                ============================================================


                                                                         December 31,
                                                      --------------------------------------------------
                                                      1998        1997       1996       1995        1994
                                                      ----        ----       ----       ----        ----
                                                                        (in thousands)

Balance Sheet Data:
  Cash and cash equivalents                        $ 10,527    $  8,267   $  3,385     $  323      $  463
  Working capital (deficit)                           1,301       9,019     (1,203)       189        (837)
  Total assets                                       27,857      28,919     18,776      1,828       1,340
  Long-term obligations                               2,671          --      2,986         --          --
  Shareholders' equity (deficit)                      7,724      19,489      4,680        650        (837)


      (1) The number of shares used to compute the net loss per share reflects the 2,994,856 shares issued in the reorganization of the Company on January 17, 1996. See Notes 1 and 12 of the Notes to Consolidated Financial Statements of the Company.
      (2) Certain amounts in the 1996 and 1995 Statements of Operations have been reclassified to conform with the 1998 presentation.
      (3) All amounts have been restated in accordance with SFAS 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the consolidated financial condition and results of operation of the Company for the three years ended December 31, 1998 and certain factors that will effect the Company's financial condition. In these discussions, most percentages and dollar amounts have been rounded to aid presentation; as a result, all such figures are approximations. References to such approximations have generally been omitted.

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

         The Company enters into multi-year contracts (generally 3 to 5 years) with its customers in connection with its provision of agency support services. In general, these contracts provide for the payment of monthly fees based on the number of billed home care visits made by the customer. Revenues derived under these contracts are recognized monthly as the related services are rendered and typically range from several hundred thousand dollars to several million dollars per year. As a result, the loss of any of these contracts could have a material adverse impact on the Company's business, financial condition and results of operations.

         The Company sells its software pursuant to non-exclusive license agreements which provide for the payment of a one-time license fee. In accordance with SOP 97-2, these revenues are recognized when products are delivered and the collectibility of fees is probable, provided that no significant obligations remain under the contract. Revenues derived from the sale of software products requiring significant modification or customization are recognized based upon the percentage of completion method. The price of the Company's software varies depending on the number of software modules licensed and the number of users accessing the system and can range from ten thousand dollars to a few million dollars. The Company generally requires payment of a deposit upon the signing of a customer order as well as certain additional payments prior to delivery. As a result, the Company's balance sheet reflects significant customer deposits.

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

         The Company defines recurring revenues as revenues derived under multi-year contracts in addition to annual software support agreements. These revenues were approximately $6.3 million, or 14% of total net revenues, for the year ended December 31, 1998, $28.2 million, or 60% of total net revenues, for the year ended December 31, 1997, and $7.4 million, or 29% of total net revenues, for the year ended December 31, 1996. The Company anticipates that recurring revenues may represent a greater portion of its total net revenues in the foreseeable future.

         For the ten months ended October 31, 1996, 63% of the Company's total net revenues were derived from contracts with home health care agencies wholly-owned by CHHC. These contracts were terminated October 31, 1996, in connection with the sale of CHHC to Columbia/HCA. Revenues derived from these contracts were recorded in an amount equal to the costs of the services provided, and, as a result, the Company recognized no operating profit under these contracts. Subsequent to the sale of CHHC to Columbia/HCA, affiliates of Columbia/HCA entered into multi-year contracts with the Company to provide its information systems and agency support services to certain of the home health care agencies formerly owned by CHHC. The Company believes that the contracts with the Columbia/HCA affiliates were negotiated on an arms-length basis. The historical results of operations attributable to the terminated CHHC contracts may not therefore be indicative of future results of operations. For the years ended December 31, 1998 and 1997 and the three months ended December 31, 1996, the Company derived 35%, 48% and 39%, respectively, of its total net revenues from contracts with affiliates of Columbia/HCA.

         The contracts with Columbia/HCA were terminated on December 1, 1998 and a settlement of $7.0 million was agreed to by both parties for the early termination of the contracts and for specific wind down of activities to be performed by the Company through March 31, 1999.

         The Company believes that continued development and enhancement of its software systems is critical to its future success, and anticipates that the total amount of research and development expense will decrease, but should decrease as a percentage of total net revenues as the Company grows its revenues. Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. During 1998, the Company wrote-off approximately $2.0 million of capitalized software to reflect the abandonment of certain development projects. As of December 31, 1998, 1997 and 1996, the Company had $0, $616,000 and $0 respectively, of capitalized computer software development costs.

RESULTS OF OPERATIONS

         The following table sets forth, for the years indicated, certain items from the consolidated statements of operations expressed as a percentage of total net revenues. The Company's historical operating results are not necessarily indicative of the results for any future period.

                                                                           Year Ended December 31,
                                                                    ------------------------------------
                                                                    1998             1997           1996
                                                                    ----             ----           ----

Percentage of Net Revenues:
Net revenues:
    Software and services                                           66.1 %           58.3 %         58.9 %
    Agency support                                                  18.4             31.3           28.2
    Consulting services                                             15.5             10.4           12.9
                                                                   -------------------------------------
         Total net revenues                                        100.0            100.0          100.0
  Costs and expenses:
    Costs of revenues                                               57.8             48.4           56.5
    Selling, general and administrative                             33.2             26.6           27.1
    Research and development                                        16.2             14.2           21.8
    Amortization and depreciation                                    5.8              3.6            3.0
    Purchased in-process research and development                     --             17.3           48.4
    Severance and other restructuring charges                       16.8               --            4.7
                                                                   -------------------------------------
         Total costs and expenses                                  129.8            110.1          161.5
                                                                   -------------------------------------
Loss from operations                                               (29.8)           (10.1)         (61.5)
Other income (expense):
    Interest expense                                                (0.4)            (0.5)          (0.5)
    Interest and other income                                        1.0              1.0             .8
                                                                   -------------------------------------
         Net loss                                                  (29.2)%           (9.6)%        (61.2)%
                                                                   =====================================

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

         Net Revenues. Total net revenues decreased $5.3 million, or 11.3%, to $41.6 million in 1998 from $46.9 million in 1997. This decrease in total net revenues includes a $6.2 million increase attributable to the business acquired in the Dezine acquisition which was completed in December of 1997, a $1.5 million increase in consulting revenues, a $9.7 million decrease attributable to the declining number of visits and ultimate termination of the Columbia/HCA contracts, and a $3.5 million decrease in new software sales and related services.

         Net revenues from Software and Services include revenues from software licenses, service fees, computer hardware sales, software support, implementation, training and technical consulting services. These revenues decreased $167,000, or 0.4%, to $27.5 million in 1998 from $27.4 million in 1997. This decrease includes a $6.2 million increase attributable to the business acquired in the Dezine acquisition which was offset by a $3.5 million decrease in new software sales and related services, and a $2.7 million decrease attributable to the declining revenue associated with the Columbia/HCA contracts.

         Net revenues from Agency Support decreased $7.0 million, or 47.6%, to $7.7 million in 1998 from $14.7 million in 1997. This decrease was attributable to the declining number of visits and ultimate termination of the Columbia/HCA contracts.

         Net revenues from Consulting Services increased $1.5 million, or 31.0%, to $6.4 million in 1998 from $4.9 million in 1997 and was attributable to revenues from new customers.

         Cost of Revenues. Cost of revenues increased $1.4 million, or 6.2%, to $24.1 million in 1998 from $22.7 million in 1997. As a percentage of total net revenues, cost of revenues increased to 57.8% in 1998 from 48.4% in 1997. This dollar increase includes $2.5 million in costs attributable to the business acquired in the Dezine acquisition offset by a $1.4 decrease in costs attributable to the terminated Columbia/HCA contracts. The increase as a percentage of total net revenues is principally due to the decrease in new software sales and related services.

         Selling, General and Administrative. Selling, general and administrative expenses increased $1.3 million, or 10.4%, to $13.8 million in 1998 from $12.5 million in 1997. As a percentage of total net revenues, selling, general and administrative expenses were 33.2% in 1998 and 26.6% in 1997. This dollar increase was attributable to approximately $2.1 million in costs related to the business acquired in the Dezine acquisition offset by approximately $1.0 million in restructuring charges.

         Research and Development. Research and development expenses remained constant at $6.7 million in 1998 and 1997. As a percentage of total net revenues, research and development expenses increased to 16.2% in 1998 from 14.2% in 1997. This percentage increase reflects the decrease in total net revenues compared to a relatively constant level of dollar expenditures.

         Amortization and Depreciation. Amortization and depreciation increased by $700,000 to $2.4 million in 1998 from $1.7 million in 1997. This increase includes approximately $300,000 of amortization expenses attributable to the Dezine acquisition and approximately $400,000 associated with the depreciation and amortization of purchased software, furniture, and equipment acquired in 1998.

         Purchased In-Process Research and Development. In connection with the Dezine acquisition in 1997, the purchase price of $9.4 million was allocated based on relative fair value of the assets acquired and liabilities assumed. Pursuant to a study conducted by an independent third party valuation firm, $8.1 million related to the Dezine acquisition purchase price was allocated to purchased in-process research and development and, in accordance with generally accepted accounting principles, was charged to operations as it was not deemed to have reached technological feasibility and had no alternative future use. Additionally, the Company has a two year plan for the expansion of the DME product line, to include a Windows-based graphical user interface/open system. It is anticipated that the Company will incur approximately $1.0 million to $1.5 million of direct research and development expenses in connection with the completion of its DME development plans.

         Severance and Other Restructuring Charges. The Company recorded a restructuring charge totaling $7.0 million as a result of the change in the home care business environment resulting from IPS, and the termination of the Columbia/HCA contracts, coupled with the decision to eliminate certain legacy development projects including the AS400 effort. Total charges were $11.5 million and included a $2.0 million write-off of capitalized software , $2.1 million in severance from a reduction in force, $3.7 million in costs to terminate contracts with third party vendors, and $3.7 million in costs related to excess capacity and other charges. These charges were offset by $4.0 million of the $7.0 million settlement fee resulting from the termination of the Columbia/HCA contracts.

         Other Income (Expense). Interest expense relates to the borrowings under the Company's line of credit agreements and capital lease obligations and has remained constant at approximately $200,000. Interest and other income consists principally of interest income related to the Company's short term cash investments and has remained constant at approximately $450,000.

         Income Taxes. The Company has not incurred or paid any income taxes since its inception. At December 31, 1998, the Company had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $10.6 million, such losses expire in years 2010 through 2013, if not utilized. The Company also has research and development and alternative minimum tax credits ("tax credits") of approximately $90,000 available to reduce future income tax liabilities. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL and tax credit carryforwards may be limited as to their utilization in any year. The Company has concluded that it is more likely than not that these NOL and tax credit carryforwards will not be realized based on a weighing of available evidence at December 31, 1998, and as a result a 100% deferred tax valuation allowance has been recorded against these assets.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

         Net Revenues. Total net revenues increased $20.9 million, or 80.4%, to $46.9 million in 1997 from $26.0 million in 1996. This increase in total net revenues includes $11.7 million attributable to the business acquired in the IMHI acquisition which was completed in October of 1996, $16.4 million in additional revenues from contracts with affiliates of Columbia/HCA and a decrease of $12.0 million resulting from the termination of contracts with home health care agencies wholly-owned by CHHC. The remaining increase was principally attributable to revenues from new customers.

         Net revenues from Software and Services include revenues from software licenses, service fees, computer hardware sales, software support, implementation, training and technical consulting services. These revenues increased $12.1 million, or 79.1%, to $27.4 million in 1997 from $15.3 million in 1996. This increase is primarily attributable to the business acquired in the IMHI acquisition.

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

         Research and Development. Research and development expenses increased $1.0 million to $6.7 million in 1997 from $5.7 million in 1996. As a percentage of total net revenues, research and development expenses decreased to 14.2% in 1997 from 21.8% in 1996. This dollar increase was attributable principally to the business acquired in the IMHI acquisition. During 1997, the Company capitalized $600,000 in software development costs.

         Amortization and Depreciation. Amortization and depreciation increased by approximately $900,000 to $1.7 million in 1997 from $800,000 in 1996. This increase includes approximately $600,000 of amortization expenses attributable to the IMHI acquisition in October of 1996 and approximately $300,000 associated with the depreciation and amortization of purchased software, furniture, and equipment acquired in 1997.

         Purchased In-Process Research and Development. In connection with the Dezine acquisition in 1997, the purchase price of $9.4 million was allocated based on relative fair value of the assets acquired and liabilities assumed. Pursuant to a study conducted by an independent third party valuation firm, $8.1 million related to the Dezine acquisition purchase price was allocated to purchased in-process research and development and, in accordance with generally accepted accounting principles, was charged to operations as it was not deemed to have reached technological feasibility and had no alternative future use. Additionally, the Company has a two year plan for the expansion of the DME product line, to include a Windows-based graphical user interface/open system. It is anticipated that the Company will incur approximately $1.5 to $2.5 million of direct research and development expenses in connection with the completion of its DME development plans.

         In connection with the IMHI acquisition in 1996, the purchase price of $16.8 million was allocated based on relative fair value of the assets acquired and liabilities assumed. Pursuant to a study conducted by an independent third party valuation firm, $12.6 million related to the IMI acquisition purchase price was allocated to purchased in-process research and development and, in accordance with generally accepted accounting principles, was charged to operations as it was not deemed to have reached technological feasibility and had no alternative future use. Subsequent to the IMHI acquisition, the Company completed the development of certain in-process versions of software products, SC STATScan and TEMMS, and has scheduled further enhancements to each of these products.

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

         Other Income (Expense). Interest expense relates to the borrowings under the Company's line of credit agreements and capital lease obligations and increased by $100,000 to $200,000 in 1997 from $100,000 in 1996. This increase is principally attributable to the increased borrowings under the line of credit agreements. Interest and other income consists principally of interest income related to the Company's short term cash and restricted cash investments and increased by $300,000 to $500,000 in 1997 from $200,000 in 1996. This increase is principally attributable to the interest received on the $17.7 million in net proceeds from the issuance of 2,000,000 shares of common stock at $10.00 per share in July 1997 in conjunction with a Registration Statement filed with the Securities and Exchange Commission.

         Income Taxes. The Company has not incurred or paid any income taxes since its inception. At December 31, 1997, the Company had NOL carryforwards for federal and state income tax purposes of $4.6 million, such losses expire $1,824,000 in 2010 and $2,816,000 in 2011, if not utilized. The Company also has research and development and alternative minimum tax credits ("tax credits") of approximately $96,000 available to reduce future income tax liabilities. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL and tax credit carryforwards may be limited as to their utilization in any year. The Company concluded that it is more likely than not that these NOL and tax credit carryforwards will not be realized based on a weighing of available evidence at December 31, 1997, and as a result a 100% deferred tax valuation allowance was recorded against these assets. Of the $4.4 million deferred tax asset at December 31, 1997, approximately $500,000 relates to the IMHI acquisition and, if and when realized, will result in a credit to intangible assets recorded in the acquisition.


SELECTED QUARTERLY FINANCIAL RESULTS

         The Company's quarterly operating results have been and will likely continue to be subject to significant fluctuations. The Company believes that the timing of strategic acquisitions may cause fluctuations in its operating results. Revenues can be expected to vary significantly as a result of the acceleration or delay of system implementations due to customer requirements or other factors beyond the Company's control, fluctuations in demand for existing systems and services and the Company's ability to manage successfully any future growth. The sales cycles related to its systems offerings and agency support contracts can be long and difficult to predict, resulting in variability of revenues. In addition, the implementation period related to the Company's information systems can range from three months to one year. The unpredictability of revenues could in any quarter result in a shortfall relative to quarterly expectations. Many other factors may contribute to fluctuations in the Company's operating results. Accordingly, the Company believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

         The following table sets forth certain unaudited consolidated quarterly financial data for each of the eight quarters for the period ended December 31, 1998. This information is unaudited, but, in the opinion of the Company's management, includes all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the information in accordance with generally accepted accounting principles. These quarter results of operations are not necessarily indicative of future operating results.

                                                        Fiscal Year 1998 (1)                       Fiscal Year 1997(1)
                                             ----------------------------------------  ------------------------------------------
                                             Mar. 31,   June 30,  Sept. 30,  Dec. 31,  Mar. 31,    June 30,  Sept. 30,   Dec. 31,
                                               1998       1998       1998      1998      1997        1997       1997       1997
                                               ----       ----       ----      ----      ----        ----       ----       ----
                                                                    (in thousands, except per share data)

Statement of Operations Data:
Net revenues:
   Software and services                    $  9,165   $  9,951   $  6,447   $ 1,960   $  5,682   $  6,480   $  7,467   $  7,727
   Agency support                              2,808      1,859      1,219     1,800      4,552      3,615      3,435      3,078
   Consulting services                         1,447      1,764      1,814     1,412      1,194      1,145      1,207      1,363
                                            ------------------------------------------------------------------------------------
         Total net revenues                   13,420     13,574      9,480     5,172     11,428     11,240     12,109     12,168
Costs and expenses:
   Costs of revenues                           6,325      6,658      6,103     4,999      5,473      5,142      5,516      6,584
   Selling, general and
     administrative                            4,129      3,803      3,179     2,712      3,083      3,381      3,320      2,725
   Research and development                    1,816      1,588      1,936     1,401      1,756      1,686      1,731      1,496
   Amortization and depreciation                 558        601        618       615        424        403        411        476
   Purchased in-process research
     and development                              --         --         --        --         --         --         --      8,127
   Severance and other
     restructuring charges                        --         --      9,578    (2,561)        --         --         --         --
                                            ------------------------------------------------------------------------------------
         Total costs and expenses             12,828     12,650     21,414     7,166     10,736     10,612     10,978     19,408
                                            ------------------------------------------------------------------------------------
Income (loss) from operations                    592        924    (11,934)   (1,994)       692        628      1,131     (7,240)
Other income (expense):
   Interest expense                              (16)        (9)       (50)     (108)       (77)       (68)       (41)       (29)
   Interest and other income                     111         96         97       120         28         17        202        243
                                            ------------------------------------------------------------------------------------
Net income (loss)                           $    687   $  1,011   $(11,887)  $(1,982)  $    643   $    577   $  1,292   $ (7,026)
                                            ====================================================================================
Net income (loss) per share - basic (2)     $   0.08   $   0.12   $  (1.39)  $ (0.23)  $   0.11   $   0.10   $   0.16   $  (0.83)
                                            ====================================================================================
Weighted average common shares - basic (2)     8,523      8,536      8,571     8,596      5,977      6,027      8,216      8,515
                                            ====================================================================================
Net income (loss) per share - diluted (2)   $   0.07   $   0.11   $  (1.39)  $ (0.23)  $   0.09   $   0.08   $   0.14   $  (0.83)
                                            ====================================================================================
Weighted average common shares and
common equivalent shares - diluted (2)         9,222      9,573      8,571     8,596      7,364      7,234      9,052      8,515
                                            ====================================================================================

(1) Certain amounts in both 1998 and 1997 quarterly income statements have been reclassified to conform with the presentation of the 1998 audited financial statements.

(2) All amounts have been restated in accordance with SFAS 128.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1998, the Company had working capital of $1.3 million and cash and cash equivalents of $10.5 million. The Company's current liabilities as of December 31, 1998 include customer deposits of $1.1 million and unearned revenues of $1.9 million.

         Net cash used in operating activities for the years ended December 31, 1998, 1997, and 1996 was $1.1 million, $1.4 million, and $1.8 million, respectively. The changes were principally due to increases in working capital requirements for research and development and changes in accrued liabilities.

         Net cash used in investing activities for the years ended December 31, 1998, 1997 and 1996 was $1.0 million, $10.3 million and $2.9 million, respectively. The Company made capital expenditures (including capital leases) totaling approximately $600,000, $1.2 million and $1.3 million during 1998, 1997 and 1996, respectively. In January 1996, the Company completed the acquisition of Simione & Simione for $2.0 million in cash. In October 1996, the Company completed the IMHI acquisition resulting in an increased cash balance of approximately $700,000. In December of 1997, the Company completed the Dezine acquisition for a purchase price of $9.4 million.

         Net cash provided by financing activities for the years ended December 31, 1998, 1997, and 1996 was $4.3 million, $16.6 million and $7.8 million, respectively. In January of 1996, CHHC made a cash capital contribution of $4.0 million to the Company. Additionally, in March of 1996, the Company issued common stock that netted $3.1 million, $2.2 million of which was collected in 1996 and $900,000 of which was collected in 1997. In July of 1997, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission and sold 2,000,000 shares of its Common Stock for $10.00 per share and received approximately $17.7 million in net cash proceeds from this offering for general corporate purposes and working capital, including potential strategic acquisitions.

         In January of 1996, the Company established line of credit agreements which provided for aggregate borrowing of $2.5 million which had been fully drawn as of December 31, 1996. During 1997, the Company repaid these lines of credit and terminated them.

         In June of 1997, the Company established a revolving credit facility pursuant to which the maximum principal amount at any time outstanding could not exceed the lesser of $5 million or the "Borrowing Base" (as defined in the revolving credit facility agreement). During 1998, the Company repaid this line of credit and terminated it.

         In May of 1998, the Company entered into a new Loan and Security Agreement with a bank. Pursuant to the Agreement, the bank agreed to make available to the Company a revolving credit facility, the maximum principal amount of which at any time must be equal to the lesser of $25 million or the "margin requirement" then in effect. Interest will accrue at a variable rate per annum equal to the prime rate for prime borrowings or the LIBOR Rate plus 1.5%-3.0% per annum (depending on the leverage ratio measured quarterly) for the LIBOR borrowings. Under the terms of the agreement, the Company granted to the bank a security interest in all accounts, inventory, equipment, and general intangibles. Additionally, the Company's subsidiaries also guaranteed the Company's obligations to the bank under the Agreement. As of December 31, 1998, there was a balance of $5 million outstanding. The Company terminated this credit facility and currently has no line of credit facility available for use. The Company repaid all obligations to the bank in 1999. The Company is in the process of negotiating a new credit facility.

         The Company believes that its available cash, cash equivalents, cash settlements and cash to be generated from its future results of operations will be sufficient to meet the Company's operating requirements, assuming no change in the operation of the Company's business, for at least the next twelve months. See discussion of Management's Plan to improve the Company's performance in Note 1 of the Financial Statements.

IMPACT OF NEW ACCOUNTING STANDARDS

         In June of 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and was adopted by the Company in 1998. For the Company, there is no difference between comprehensive income (loss) and net income
(loss).

         In June of 1997. the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires reporting segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and was adopted by the Company in 1998. See Note 13 for detailed segment information.

         In 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for the Company's fiscal year ending December 31, 2000. The Company's management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's position or results of operations.

         In October of 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. While some principles remain the same, there are several key differences between the two pronouncements, including accounting for multiple element arrangements. SOP 97-2 addresses revenue recognition from a conceptual level and does not specifically provide implementation guidance. The Company's adoption of SOP 97-2 had no material impact on the financial statements of the Company.

YEAR 2000 ISSUES

         Introduction. Year 2000 issues arise because many computer software and hardware systems use only two digits to represent the year. As a result, these systems may not process dates beyond 1999, which may cause errors in information or system failures. Therefore, some computer software and hardware will need to be modified prior to the Year 2000 in order to remain functional.

         State of Readiness. The Company is assessing both the readiness of its internal computer systems and the compliance of its software and computer products licensed and sold to customers for handling Year 2000 issues. The Company has appointed a Year 2000 Project Manager and has established a Task Force to evaluate the Company's products and services, business operations, and relationships with customers and business partners. The mission of the Task Force is to actively prepare the Company's systems and assist the Company's customers for Year 2000 issues, as well as prepare contingency plans for the potential compromise in the performance of critical systems and services. The Company expects to implement successfully the systems and programming changes necessary to address the Year 2000 issues of its major software products. The majority of STAT 2 is Year 2000 compliant and should be fully compliant by the end of the second quarter of 1999 and DME 6.3 is currently Year 2000 compliant. The Company is also assessing and addressing the possible effects on the Company's operations of the Year 2000 readiness of key vendors and 3rd party software providers. The Company's reliance on vendors and 3rd party software providers, and therefore, on the proper functioning of their information systems and software, means that their failure to address Year 2000 issues could have a material impact on the Company's operations and financial results. The Company is contacting such vendors and suppliers and while it has not discovered any material Year 2000 issues yet, the Company can not guarantee the performance or representations of such entities.

         Costs. The Company has incurred costs of approximately $500,000 in addressing Year 2000 issues, consisting primarily of programming expenses and replacing technology which was not Year 2000 compliant. The Company does not believe that the remaining costs of achieving Year 2000 readiness will have a material effect on the Company's results of operations or financial condition.

         Risks. The Company has not currently identified any critical assets under its control that present a material risk of not being Year 2000 compliant in a timely manner, or for which an acceptable alternative cannot be implemented. As testing continues, however, it is possible that certain assets could be identified that present a material risk of Year 2000 interruption and it is possible that key supplies or vendors could suffer such interruptions. Any of such interruptions or the failure of the Company to make its software products Year 2000 compliant could have a material adverse effect on the Company's results of operations or financial condition.

         Contingency Plans. The Year 2000 Task Force is currently developing contingency plans for Year 2000 failures. These contingency plans are in the early stages of development and will be modified as the risk of potential Year 2000 issues continue to be addressed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective February 8, 1999, the Company decided to appoint Arthur Andersen LLP as the Company's independent accountants for the fiscal year ended December 31, 1998 and dismissed Ernst & Young LLP. The decision to change accountants was approved by the Audit Committee of the Board of Directors of the Company acting pursuant to authority delegated by the Board of Directors of the Company.

         Ernst & Young LLP's reports on the Company's consolidated financial statements during the last two most recent years contained no adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         During the last two fiscal years and in the subsequent interim period to February 8, 1999, there were no disagreements between the Company and Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

         None of the "reportable events" described in Item 304(a)(1)(v) of Regulation S-K occurred with respect to the Company during the last two fiscal years or in the subsequent interim period to February 8, 1999.

         During the last two fiscal years and subsequent interim period to February 8, 1999, the Company did not consult with Arthur Andersen LLP regarding any of the matters or events set forth in Item (304)(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

         With the exception of information relating to the executive officers of the Company which is provided in Part I hereof, all information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive proxy statement relating to the 1999 Annual Meeting of Stockholders.

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

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
3.1      --       Certificate of Incorporation of the Company (Incorporated by
                  reference to Exhibit 3.1 of the Company's Registration
                  Statement on Form S-4 (Registration Number 33-57150) as filed with the Securities and Exchange Commission).

3.2      --       Amendment to the Certificate of Incorporation of the Company
                  (Incorporated by reference to Exhibit 3.2 of the Company's
                  Registration Statement on Form S-4 (Registration Number
                  33-57150) as filed with the Securities and Exchange
                  Commission).

3.3      --       Certificate of Amendment of the Certificate of Incorporation
                  of Simione Central Holdings, Inc., filed June 30, 1997 with the Secretary of State of the State of Delaware (Incorporated
                  by reference to Exhibit 3.3 of the Company's Current Report on
                  Form 8-K dated July 9, 1997 as filed with the Securities and
                  Exchange Commission).

3.4      --       Amended and Restated Bylaws of the Company (Incorporated by
                  reference to Exhibit 3.3 of the Company's Registration
                  Statement on Form S-1 (Registration Number 333-25551) as filed with the Securities and Exchange Commission).

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
3.5      --       Certificate of Ownership Merging Simione Central Holdings,
                  Inc. into InfoMed Holdings, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and
                  Exchange Commission).

4.1      --       Specimen Stock Certificate of the Company (Incorporated by
                  reference to Exhibit 4.1 of the Company's Registration
                  Statement on Form S-1 (Registration Number 333-25551) as filed with the Securities and Exchange Commission).

4.2      --       See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the
                  Company's Certificate of Incorporation and Bylaws governing the rights of holders of securities of the Company.

4.3      --       Registration Rights Agreement dated October 7, 1996 by and among InfoMed Holdings, Inc., those stockholders of Simione
                  Central Holding, Inc. appearing as signatories to the
                  Registration Rights Agreement, and those stockholders of
                  InfoMed Holdings, Inc. appearing as signatories to the
                  Registration Rights Agreement (Incorporated by reference to
                  Exhibit 10.1 of the Company's Current Report on Form 8-K dated
                  October 8, 1996 as filed with the Securities and Exchange
                  Commission).

9.1      --       Form of Simione Central Holding, Inc. Shareholders Voting
                  Agreement and Irrevocable Proxy dated March 5, 1996 by and among Howard B. Krone, William J. Simione, Jr., Gary
                  Rasmussen, G. Blake Bremer, Katherine L. Wetherbee, A. Curtis
                  Eade, James A. Tramonte, John Isett, Cindy Lumpkin, Douglas E.
                  Caddell, Robert J. Simione, Kenneth L. Wall, Allen K. Seibert,
                  III, Jerry Sevy, Larry Clark, Lori N. Siegel, Gary M. Bremer,
                  Richard A. Parlontieri, and James R. Henderson (Incorporated
                  by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as filed with the
                  Securities and Exchange Commission).

9.2      --       Agreement dated as of October 7, 1996 by and among InfoMed
                  Holdings, Inc., EGL Holdings, Inc., Mercury Asset Management
                  plc, O'Donnell Davis, Inc., Barrett O'Donnell and certain
                  other holders of the Class A Convertible Preferred Stock of
                  InfoMed Holdings, Inc. (Incorporated by reference to Exhibit
                  10.2 of the Company's Current Report on Form 8-K dated October
                  8, 1996 as filed with the Securities and Exchange Commission).

10.1     --       Amended and Restated Agreement and Plan of Merger dated as of
                  September 5, 1996 by and among InfoMed Holdings, Inc., Simione
                  Central Holding, Inc. and InfoSub, Inc. (Incorporated by
                  reference to Exhibit 2.1 of the Company's Current Report on
                  Form 8-K dated September 5, 1996 as filed with the Securities and Exchange Commission).

10.2     --       InfoMed Holdings, Inc. Amended and Restated Share Warrant for
                  the Purchase of Common Stock of InfoMed Holdings, Inc. dated
                  October 5, 1996 between InfoMed Holdings, Inc. and each of
                  O'Donnell Davis, Inc., Rowan Nominees Ltd., David O. Ellis,
                  Richard V. Lawry, Salvatore A. Massaro, Murali Anantharaman,
                  Kathleen E.J. Ellis, Jeremy Ellis, Karen Ellis, Gemma Ellis,
                  Thomas M. Rogers, Jr., and Arnold Schumacher (Incorporated by
                  reference to Exhibit 4.1 of the Company's Current Report on
                  Form 8-K dated October 8, 1996 as filed with the Securities and Exchange Commission).

10.3     --       Warrant to Purchase 100,000 shares of Class A Common Stock of
                  Simione Central Holding, Inc., dated April 12, 1996 between
                  Simione Central Holding, Inc. and Home Health First, a Texas
                  not-for-profit corporation (Incorporated by reference to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1996 as filed with the Securities and Exchange
                  Commission).

10.4     --       Common Stock Warrant of InfoMed Holdings, Inc. dated October
                  8, 1996 between Jefferies & Company, Inc. and InfoMed
                  Holdings, Inc. (Incorporated by reference to the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1996 as filed with the Securities and Exchange
                  Commission).

10.5+    --       Form of Simione Central Holding, Inc. 1996 Incentive Stock
                  Option Agreement dated September 4, 1996 by and between
                  Simione Central Holding, Inc. and each of James R. Henderson,
                  William J. Simione, Jr., Robert Simione, Katherine Wetherbee,
                  Sheldon Berman, Betty Gordon, William J. Simione, III, J.
                  Blake Bremer, Craig Luigart, Kenneth L. Wald, Marty Cavaiani,
                  Lori Ferrero, Douglas E. Caddell, Andy Anello and A. Curtis
                  Eade (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission).

EXHIBIT
NUMBER                                       DESCRIPTION
------                                       -----------
10.6+    --       1994 Incentive Stock Option and Non-Qualified Stock Option
                  Plan (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 as filed with the Securities and Exchange Commission).

10.7+    --       Simione Central Holdings, Inc. Profit Sharing Plan dated
                  October 31, 1996, as amended (Incorporated by reference to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1996 as filed with the Securities and Exchange
                  Commission).

10.8+     --      Simione Central Holdings, Inc. Section 125 Plan effective date
                  January 1, 1997 sponsored by the Company (Incorporated by
                  reference to the Company's Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1996 as filed with the
                  Securities and Exchange Commission).

10.9     --       Headquarters at Gateway Lake Lease Agreement dated January 1,
                  1996 by and between Gateway LLC and InfoMed Holdings, Inc.
                  (Incorporated by reference to the Company's Annual Report on
                  Form 10-K for the fiscal year ended June 30, 1996 as filed with the Securities and Exchange Commission).

10.10    --       Sublease dated November 22, 1996 between Environmental Design
                  International, Ltd. and Simione Central, Inc. (Incorporated by
                  reference to the Company's Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1996 as filed with the
                  Securities and Exchange Commission).

10.11     --      Lease Amendment dated August 7, 1992 by and between Sugar Land
                  Plaza Building Corporation and Medical Solutions, Inc.
                  (Incorporated by reference to the Company's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission).

10.12     --      Lease dated August 13, 1992 between Unum Life Insurance
                  Company of America and Dezine Associates, Inc. (Incorporated
                  by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as filed with the
                  Securities and Exchange Commission).

10.13    --       Indenture of Lease dated January 1, 1998 by and between S&S
                  Realty and Simione Central Consulting, Inc. (Incorporated by
                  reference to the Company's Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1997 as filed with the
                  Securities and Exchange Commission).

10.14     --      Lease dated December 18, 1996 by and between Resurgens Plaza
                  South Associates, L.P. and Simione Central, Inc. (Incorporated
                  by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as filed with the
                  Securities and Exchange Commission).

10.15*+  --       Severance Agreement dated July 22, 1998 between Simione
                  Central Holdings, Inc. and Gary M. Bremer.

10.16+   --       Executive Employment Agreement dated January 1, 1996 between
                  Simione Central, Inc. and William J. Simione, Jr.
                  (Incorporated by reference to the Company's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission).

10.17     --      Agreement dated October 4, 1996 by and between InfoMed
                  Holdings, Inc. and EGL Holdings, Inc. (Incorporated by
                  reference to the Company's Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1996 as filed with the
                  Securities and Exchange Commission).

10.18     --      Information Systems Management Agreement dated January 4, 1996 between Integrated Systems Solutions Corporation and Central
                  Health Management Services, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and
                  Exchange Commission).

10.19    --       Master Software License Agreement Number 96-2283 dated October
                  31, 1996 by and between Software 2000, Inc. and Simione
                  Central Holding, Inc. (Incorporated by reference to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1996 as filed with the Securities and Exchange
                  Commission).

10.20    --       Guaranty Agreement dated October 31, 1996 by Simione Central,
                  Inc. in favor of HCA, Inc. (Incorporated by reference to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1996 as filed with the Securities and Exchange
                  Commission).

EXHIBIT
NUMBER                                       DESCRIPTION
------                                       -----------
10.21    --       Lease Agreement dated March 18, 1996 between National Leasing,
                  Inc. and Simione Central, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and
                  Exchange Commission).

10.22    --       Amendment 2 to Agreement for Information Technology Services
                  between SC Holding, Inc. and Integrated Systems Solutions
                  Corporation dated July 31, 1997 (Incorporated by reference to
                  Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q
                  dated August 13, 1997 as filed with the Securities and
                  Exchange Commission).

10.23    --       Loan and Security Agreement by and between National Bank of
                  Canada and Simione Central Holdings, Inc., dated as of June 6,
                  1997 (Incorporated by reference to Exhibit 10.34 of the
                  Company's Current Report on Form 8-K dated June 21, 1997 as filed with the Securities and Exchange Commission).

10.24*   --       Loan and Security Agreement by and between Wachovia Bank, NA and the Company dated as of May 11, 1998.

10.25*   --       Remarketing Agreement dated April 17, 1998 between Simione
                  Central National, Inc. and Eclipsys Corporation.

10.26*   --       Stock Purchase Agreement dated April 17, 1998 between Simione
                  Central Holdings, Inc., Eclipsys Corporation, and certain
                  stockholders of the Company.

16.1     --       Letter re change in Certifying Accountant (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on
                  Form 8-K dated February 8, 1999 as filed with the Securities and Exchange Commission).

21.1*    --       Subsidiaries of the Company

23.1*    --       Consent of Arthur Andersen LLP.

23.2*    --       Consent of Ernst & Young LLP.

27.1*    --       Financial Data Schedule (for SEC use only).

*   Filed herewith
+ Identifies each exhibit that is a "management contract of compensatory plan or arrangement" required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14 of Form 10-k

(b) Reports on Form 8-K.

The Company filed no Reports on Form 8-K during the fourth quarter of 1998.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SIMIONE CENTRAL HOLDINGS, INC.


Dated: March 30, 1999                   /s/   Barrett C. O'Donnell
                                        -------------------------------------
                                        By:   Barrett C. O'Donnell
                                        President and Chief Executive Officer


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


         SIGNATURES                                  TITLE                                       DATE
         ----------                                  -----                                       ----


/s/ BARRETT C. O'DONNELL            Chairman of the Board,
------------------------------      President and Chief Executive
Barrett C. O'Donnell                Officer (Principal Executive                        March 30, 1999
                                    Officer)


/s/ LORI NADLER SIEGEL              Chief Financial Officer and Treasurer               March 30, 1999
------------------------------      (Principal Financial and Accounting
Lori Nadler Siegel                  Officer)


/s/ WILLIAM J. SIMIONE, JR.         Vice Chairman of the Board and                      March 30, 1999
------------------------------      Executive Vice President
William J. Simione, Jr.


/s/ MURALI ANANTHARAMAN             Director                                           March 30, 1999
------------------------------
Murali Anantharaman


/s/ GARY M. BREMER                  Director                                            March 30, 1999
------------------------------
Gary M. Bremer


/s/ JAMES A. GILBERT                Director                                            March 30, 1999
------------------------------
James A. Gilbert


/s/ GREG WILSON                     Director                                            March 30, 1999
-------------------------------
Greg Wilson

                         SIMIONE CENTRAL HOLDINGS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants                                    F-2
Consolidated Financial Statements
  Consolidated Balance Sheets--December 31, 1998 and 1997                   F-4
  Consolidated Statements of Operations for the years ended
    December 31, 1998, 1997 and 1996                                        F-5
  Consolidated Statements of Shareholders' Equity (Deficit) for the
    years ended December 31, 1998, 1997 and 1996                            F-6
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1998, 1997 and 1996                                        F-7
  Notes to Consolidated Financial Statements                                F-8


                                                                              F1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Simione Central Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of SIMIONE CENTRAL HOLDINGS, INC. (a Delaware corporation) and subsidiaries as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Simione Central Holdings, Inc. and subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statement schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                 Arthur Andersen LLP

Atlanta, Georgia
March 12, 1999


                                                                              F2

                         Report of Independent Auditors




To the Board of Directors and Shareholders of Simione Central Holdings, Inc.:

         We have audited the accompanying consolidated balance sheet of Simione Central Holdings, Inc. as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1997. Our audits also include the information related to the years ended December 31, 1997 and 1996 included in the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simione Central Holdings, Inc. as of December 31, 1997 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information related to the years ended December 31, 1997 and 1996 set forth therein.


                                                       ERNST & YOUNG LLP


Atlanta, Georgia
February 23, 1998



                                                                              F3

                         SIMIONE CENTRAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                      DECEMBER 31,
                                                                      ------------
                                                               1998                1997
                                                               ----                ----
                                     ASSETS
Current assets:
  Cash and cash equivalents                                  $10,526,816      $ 8,266,860
  Accounts receivable, net of allowance for doubtful
    accounts of $1,674,404 and $1,915,120, respectively        7,679,524        9,025,666
  Prepaid expenses and other current assets                      555,770        1,157,168
                                                             -----------      -----------
         Total current assets                                 18,762,110       18,449,694
Purchased software, furniture and equipment, net               1,852,405        2,365,508
Intangible assets, net                                         7,137,857        7,448,911
Other assets                                                     104,232          655,377
                                                             -----------      -----------
         Total assets                                        $27,856,604      $28,919,490
                                                             ===========      ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit                                             $ 5,000,000      $   773,599
  Accounts payable                                             1,627,328        1,876,688
  Accrued compensation expense                                   577,964          560,334
  Accrued liabilities                                          7,231,417        3,174,762
  Customer deposits                                            1,144,557        1,460,653
  Unearned revenues                                            1,870,538        1,527,173
  Current portion of capital lease obligations                     9,141           57,622
                                                             -----------      -----------
         Total current liabilities                            17,460,945        9,430,831
                                                             -----------      -----------
Other liabilities, less current portion                        2,671,477               --
                                                             -----------      -----------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.001 par value; 10,000,000
    shares authorized; none
    issued or outstanding                                             --               --
  Common stock,
    $.001 par value; 20,000,000 shares authorized;
    8,597,729 and 8,597,729 and 8,522,978 shares
    issued and outstanding at December 31, 1998
    and 1997, respectively                                         8,598            8,523
  Additional paid-in capital                                  42,093,040       41,686,109
  Accumulated deficit                                        (34,377,456)     (22,205,973)
                                                             -----------      -----------
         Total shareholders' equity                            7,724,182       19,488,659
                                                             -----------      -----------
         Total liabilities and shareholders' equity          $27,856,604      $28,919,490
                                                             ===========      ===========



                 See notes to consolidated financial statements



                                                                              F4

                         SIMIONE CENTRAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                               1998               1997                1996
                                               ----               ----                ----
Net revenues:
  Software and services                    $ 27,522,926       $ 27,355,995       $ 15,307,906
  Agency support                              7,686,363         14,680,310          7,323,540
  Consulting services                         6,436,846          4,908,965          3,363,195
                                           ------------       ------------       ------------
         Total net revenues                  41,646,135         46,945,270         25,994,641
                                           ------------       ------------       ------------
Costs and expenses:
  Cost of revenues                           24,085,509         22,715,095         14,698,177
  Selling, general and administrative        13,822,674         12,508,512          7,037,446
  Research and development                    6,740,829          6,669,500          5,676,898
  Amortization and depreciation               2,392,321          1,714,207            784,502
  Purchased in-process research and
    development                                      --          8,126,947         12,573,931
  Severance and other restructuring
    charges                                   7,016,766                 --          1,214,669
                                           ------------       ------------       ------------
         Total costs and expenses            54,058,099         51,734,261         41,985,623
                                           ------------       ------------       ------------
Loss from operations                        (12,411,964)        (4,788,991)       (15,990,982)
Other income (expense):
  Interest expense                             (183,495)          (214,508)          (114,817)
  Interest and other income                     423,976            489,830            206,902
                                           ------------       ------------       ------------
Net loss                                   $(12,171,483)      $ (4,513,669)      $(15,898,897)
                                           ============       ============       ============
Net loss per share-
       basic and diluted                   $      (1.42)      $      (0.63)      $      (3.71)
                                           ============       ============       ============
Weighted average common shares-
       basic and diluted                      8,556,990          7,164,398          4,287,956
                                           ============       ============       ============


                 See notes to consolidated financial statements


                                                                              F5

                         SIMIONE CENTRAL HOLDINGS, INC.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                           ADDITIONAL    STOCK
                                                             COMMON          PAID-IN   SUBSCRIPTION   ACCUMULATED       TOTAL
                                               SHARES        STOCK          CAPITAL     RECEIVABLE      DEFICIT         EQUITY
                                               ------        -----          -------     ----------      -------         ------
Balance at January 1, 1996                          11    $ 2,443,013   $         --   $      --    $ (1,793,407)   $    649,606
  Capital contribution from
    former parent company                           --      4,000,000             --          --              --       4,000,000
  Distribution of 2,994,856
    shares of no par common
    stock and cancellation of
    11 shares of common stock
    held by CHHC                             2,994,845             --             --          --              --              --
  Issuance of no par Class A common stock      964,418      3,051,369             --    (850,000)             --       2,201,369
  Purchase and cancellation of
    no par Class A common stock not
    exchanged in reverse acquisition              (918)        (9,866)            --          --              --          (9,866)
  Exchange of 3,958,356 shares
    of no par Class A and B
    common stock for 3,958,356
    shares of IMHI $.001 par
    value common stock                              --     (9,480,558)     9,480,558          --              --              --
  Issuance of 1shares
    of IMHI $.001 par value
    common stock for purchase
    of IMHI in reverse
    acquisition                              1,949,269          1,949     13,514,288          --              --      13,516,237
  Issuance of  $.001 par value common
    stock as compensation and
    from exercise of stock
    options and warrants                        44,541             45        221,204          --              --         221,249
  Net loss                                          --             --             --          --     (15,898,897)    (15,898,897)
                                            ----------    -----------   ------------   ---------    ------------    ------------
Balance at December 31, 1996                 5,952,166          5,952     23,216,050    (850,000)    (17,692,304)      4,679,698
  Issuance of  $.001 par value common
      stock from exercise of stock
      options and warrants                     555,259            555        548,403          --              --         548,958
   Issuance  of  $.001 par value
      common stock for purchase
      Benchmark Consulting, Inc.                15,553             16        199,984          --              --         200,000
  Issuance of  $.001 par value common
      stock, net of offering costs           2,000,000          2,000     17,721,672          --              --      17,723,672
   Payment of stock subscription                    --             --             --     850,000              --         850,000
   Net loss                                         --             --             --          --      (4,513,669)     (4,513,669)
                                            ----------    -----------   ------------   ---------     -----------     -----------
 Balance at December 31, 1997                8,522,978          8,523     41,686,109          --     (22,205,973)     19,488,659
   Issuance of $.001 par value common
      stock from exercise of stock
      options                                   32,432             33        110,948          --              --         110,981
   Issuance of  $.001 par value
      common stock for purchase
      Benchmark Consulting, Inc.                42,319             42        295,983          --              --         296,025
   Net loss                                         --             --             --          --     (12,171,483)    (12,171,483)
                                            ----------    -----------   ------------   ---------    ------------    ------------
Balance at December 31, 1998                 8,597,729    $     8,598   $ 42,093,040   $      --    $(34,377,456)   $  7,724,182
                                            ==========    ===========   ============   =========    ============    ============

                 See notes to consolidated financial statements


                                                                              F6

                         SIMIONE CENTRAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   YEARS ENDED DECEMBER 31,
                                                                   ------------------------
                                                             1998             1997          1996
                                                            ----              ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $(12,171,483)   $ (4,513,669)   $(15,898,897)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Purchased in-process research and
    development                                                   --       8,126,947      12,573,931
  Provision for doubtful accounts                            791,335       1,329,563         395,046
  Amortization and depreciation                            2,392,321       1,714,207         784,502
  Write-off of capitalized R&D                             2,005,790              --              --
  Write-off of excess furniture & fixtures                    64,279              --              --
  Value assigned to stock purchase warrant                        --              --         100,000
  Stock compensation expense                                      --              --          58,500
  Loss on sale of assets                                          --          25,887           3,636
Changes in assets and liabilities:
  Accounts receivable                                        590,645      (3,919,939)     (3,305,003)
  Prepaid expenses and other current assets                  582,210         (29,355)       (553,630)
  Other assets                                            (1,478,984)       (577,322)        (26,925)
  Accounts payable                                          (249,359)     (1,598,616)      2,264,539
  Accrued compensation expense                                17,630        (106,316)        142,867
  Accrued liabilities                                      3,701,494        (525,519)        768,284
  Customer deposit                                          (317,096)       (218,912)        272,724
  Unearned revenues                                          343,365      (1,150,135)        616,518
  Long term liabilities                                    2,671,477              --              --
                                                        ------------    ------------    ------------
         Net cash used in operating
           activities                                     (1,056,376)     (1,443,179)     (1,803,908)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of acquired companies,  net of cash acquired       (476,238)     (9,807,587)     (1,249,798)
Purchase of software, furniture and
  equipment                                                 (495,352)       (915,581)       (635,997)
(Increase) decrease  in restricted cash                           --       1,000,000      (1,000,000)
Increase in other intangible assets                               --        (585,000)        (64,123)
                                                        ------------    ------------    ------------
         Net cash used in investing
           activities                                       (971,590)    (10,308,168)     (2,949,918)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from former
  parent company                                                  --              --       4,000,000
Proceeds from repayment of stock subscription                     --         850,000              --
Proceeds from (payment on) notes payable                   4,226,401      (1,726,201)      2,499,800
Issuance of common stock, net of cash expenses                    --      17,723,672       2,191,503
Advances from (payments to) former
  parent company                                                  --              --      (1,076,855)
Repayment (issuance) of note receivable
  from officer                                                    --              --         252,075
Payments on capital lease obligations                        (48,480)       (732,778)        (45,741)
Payments of related party notes                                 (980)        (30,172)        (68,000)
Proceeds from exercise of stock options and warrants         110,981         548,958          62,749
                                                        ------------    ------------    ------------
         Net cash provided by
           financing activities                            4,287,922      16,633,479       7,815,531
                                                        ------------    ------------    ------------
         Net increase  in cash
           and cash equivalents                            2,259,956       4,882,132       3,061,705
Cash and cash equivalents, beginning of year               8,266,860       3,384,728         323,023
                                                        ------------    ------------    ------------
Cash and cash equivalents, end of year                  $ 10,526,816    $  8,266,860    $  3,384,728
                                                        ============    ============    ============
Supplemental disclosure of non-cash
  investing and financing activities:
  Software, furniture and equipment
    obtained through capital lease                      $         --    $         --    $    690,490


See notes to consolidated financial statements


                                                                              F7

                         SIMIONE CENTRAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

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

MANAGEMENT'S PLAN

         The Company has incurred significant losses in each fiscal year since 1994 and declining revenues in 1998. The Company has been challenged by the changes in the healthcare industry. During fiscal 1998, the Company experienced operating losses of $13,412,000. The fiscal 1998 loss is attributable to a number of factors:

         - cancellation of customer contract with Columbia/HCA which had generated 35%, 48%, and 22% of the Company's total revenues for the years ended 1998, 1997, and 1996, respectively.
         -  decision to eliminate certain legacy development projects
         - changes to the government's reimbursement methodology from cost reimbursement to set prospective payments which affected the Company's customers.

In response to these losses, the Company has taken the following steps:

         -  significant change in senior management
         - reduce fixed and variable expenditures, including restructuring charges
         -  improve operating efficiencies
         -  continue leveraging existing customer base
         -  continue generating recurring revenue
         -  capitalize on changing industry dynamics
         -  expand through acquisitions and strategic alliances.

         Some steps taken to improve the Company's performance will not provide immediate results; however, Management believes that the steps taken in fiscal 1998 will yield long term benefits, creating an organization that is well suited to take advantage of market opportunities. Management plans to continue to aggressively market the Company's services, monitor costs, and fund development to ensure that the Company's products continue to incorporate state-of-the-art technologies and provide customers with value added solutions.

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

REVENUE RECOGNITION

         In 1998, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," ("SOP 97-2"), which supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 31, 1997. While some principles remain the same, there are several key differences between the two pronouncements, including accounting for multiple element arrangements. The adoption of SOP 97-2 did not have a material impact on the Company's financial statements.

         Revenues are derived from the licensing and sub-licensing of software, the sale of computer hardware, professional and technical consulting services, implementation and training services, software maintenance and support services, outsourcing services, as well as home health care management consulting services. Outsourcing services are provided under contractual arrangements with terms typically ranging from three to five years.

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

                                                                              F8

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

         Through October 1996, the Company derived the majority of its revenue from services provided to its former parent company, see Note 14. See Note 2 for discussion of the Company's major customer.

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

SOFTWARE DEVELOPMENT COSTS

         Costs incurred to establish the technological feasibility of computer software products are research and development expense and are charged to expense as incurred. The Company capitalizes costs incurred between the point of establishing technological feasibility and general release when such costs are material. During 1998, the Company wrote-off approximately $2 million of capitalized software to reflect the abandonment of certain development projects (see Note 2). The Company capitalized $616,000 of software development costs for the year ended December 31, 1997 and $1.4 million in 1998 prior to the decision to abandon the development project.

INTANGIBLE ASSETS AND LONG-LIVED ASSETS

         In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS No. 121 did not have an impact on the Company's financial statements.

         Intangible assets, arising principally from the accounting for acquired businesses, are amortized using the straight-line method over the estimated useful lives of the related assets which range from 4 to 11 years. The Company reviews its long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The measurement of possible impairment is based upon determining whether projected undiscounted future cash flow from the use of the asset is less than the carrying amount of the asset. As of December 31, 1998, in the opinion of management, there has been no such impairment.

INCOME TAXES

         The Company accounts for income taxes using the liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities.

                                                                              F9

NET LOSS PER SHARE

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

         Net loss per share is computed on the basis of the weighted average number of common shares outstanding during the period. The 2,994,856 shares of Class A common stock issued in the reorganization of the Company on January 17, 1996 (see Note 12) have been treated as outstanding since January 1, 1996. Due to the net loss incurred by the Company in each year, basic and diluted loss per share do not differ. Common stock equivalents relate to shares potentially issuable under outstanding options and warrant agreements and are included in the diluted loss per share calculation if dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

                                                           1998               1997             1996
                                                           ----               ----             ----
                  Numerator:
                       Net loss                        $(12,171,483)     $(4,513,669)    $(15,898,897)

                  Denominator:
                       Denominator for basic and
                       diluted earnings per share --
                       weighted-average shares            8,556,990        7,164,398        4,287,956

                  Net loss per share -
                        basic and diluted              $      (1.42)     $     (0.63)    $      (3.71)

STOCK BASED COMPENSATION

         Stock options are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has included in these consolidated financial statements the pro forma equivalent disclosure information required by SFAS No. 123 "Accounting for Stock-Based Compensation", see Note 12.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair value.

         Notes payable: The carrying amounts of the Company's notes payable approximate their fair value.

RECENTLY ADOPTED ACCOUNTING STANDARDS

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which is effective for the fiscal year ended December
31, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For the Company, there is no difference between comprehensive income (loss) and net income (loss).

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") for the fiscal year ended December 31, 1998. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available and used regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. See Note 13 for detailed segment information.

         In 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for the Company's fiscal year ending December 31, 2000. The Company's management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's position or results of operations.

RECLASSIFICATIONS

         Certain prior years' amounts have been reclassified to conform to the 1998 financial statement presentation.


                                                                             F10

2.  SEVERANCE AND OTHER RESTRUCTURING CHARGES

         As a result of the change in focus of the Company's business from providing services to affiliates of CHHC, the Company incurred severance and certain other restructuring costs totaling $1,215,000 in the fourth quarter of 1996. These costs primarily relate to severance of seven terminated key employees and costs to buyout a lease of equipment no longer useful to the Company. As of December 31, 1997 and 1996, payments of $855,000 and $347,000, respectively had been made against the accrued severance and other restructuring charges.

         As a result of the change in the home care business environment resulting from the interim payment system ("IPS") which lowered the cost per visit limitations and created restrictions on the amount of cost reimbursement per Medicare beneficiary, the termination of the Columbia/HCA contracts
(which accounted for 35%, 48%, and 22% of the Company's total revenue for the years ended December 31, 1998, 1997, and 1996, respectively) and the decision to eliminate certain legacy development projects including the AS400 effort, the Company incurred severance and certain other restructuring costs totaling $11.6 million in 1998.

         In December of 1998, Columbia/HCA terminated its contracts with the Company and paid a settlement fee of $7.0 million of which $750,000 was for services provided in December 1998, $2.3 million for services to be provided in the first quarter of 1999 and $4.0 million was considered an early termination fee and reduced the restructuring charges incurred in 1998. The following table presents a roll forward of the one time charges incurred by the Company in 1998.

                                             Balance                                                            Balance
                                          December 31,                                                        December 31,
                                          ------------                                                        ------------
                                             1997        Additions       Reductions           Usage               1998
                                          -----------   ------------     ----------         -----------        ----------
Excess capacity                                  --     $ 7,470,073        $(550,000)       $(1,717,024)       $5,203,049
Severance                                        --       2,090,903               --           (758,307)        1,332,596
Product related                                  --       2,005,790               --         (2,005,790)               --
Columbia/HCA termination fee                     --      (4,000,000)              --          4,000,000                --
                                          -----------   -----------        ---------        -----------        ----------
 Total restructuring costs                       --     $ 7,566,766        $(550,000)       $  (481,121)       $6,535,645
                                                        ===========        =========        ===========        ==========
Accrued liability less current portion           --                                                            (3,864,168)
                                          -----------                                                          ----------
Accrued liability, long term              $      --                                                            $2,671,477
                                          ===========                                                          ==========




                                                                           F11

3.  LEASE RECEIVABLES

         The Company provides lease financing to certain customers related to sales of software licenses and computer hardware. Lease terms are generally five years. Future minimum lease payments under these sales-type leases as of December 31, 1998, of which the 1999 portion is classified in accounts receivable, are as follows:

         Year Ending December 31,
         ------------------------
         1999                                                  $   13,248
         2000                                                       5,760
         Thereafter                                                   480
                                                               ----------
         Future minimum lease payments                             19,488
         Interest portion                                          (2,273)
                                                               ----------
         Present value of future minimum lease payments        $   17,215
                                                               ==========

4.  PURCHASED SOFTWARE, FURNITURE AND EQUIPMENT

         Purchased software, furniture and equipment consisted of the following:

                                              DECEMBER 31,
                                              ------------
                                      1998                     1997
                                      ----                     ----
Equipment                         $ 2,043,108              $ 1,736,907
Purchased software                  1,114,306                  949,203
Furniture                             510,185                  664,901
Leasehold improvements                166,378                  152,472
                                  -----------              -----------
                                    3,833,977                3,503,483
Accumulated depreciation           (1,981,572)              (1,137,975)
                                  -----------              -----------
                                  $ 1,852,405              $ 2,365,508
                                  ===========              ===========

5.  INTANGIBLE ASSETS

         Intangible assets consisted of the following:

                                                                  DECEMBER 31,
                                                                  ------------               AMORTIZATION
                                                             1998              1997              PERIOD
                                                             ----              ----          ------------
Developed technology                                     $    2,881,041      $ 2,809,995         4-5 years
Goodwill                                                      4,239,200        3,204,179        9-10 years
Trade name                                                    1,142,000        1,142,000          11 years
Other                                                         1,695,021        1,695,021        6-10 years
                                                         --------------      -----------
                                                              9,957,262        8,851,195
Accumulated amortization                                     (2,819,405)      (1,402,284)
                                                         --------------      -----------
                                                         $    7,137,857      $ 7,448,911
                                                         ==============      ===========

6.  NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

                  On June 6, 1997, the Company entered into a Loan and Security Agreement with a bank. Pursuant to the Agreement, the bank agreed to make available to the Company a revolving credit facility, the maximum principal amount of which at any time must be equal to the lessor of $5 million or the "borrowing base" then in effect. Interest accrues at a variable rate per annum equal to the prime rate plus 0.25% (8.75% as of December 31, 1997). Under the terms of the Agreement, the Company granted to the bank a security interest in all accounts receivables, inventory, equipment, and general intangibles. Additionally, borrowings under this agreement are secured by the outstanding capital stock of the Company's subsidiaries. The Company's subsidiaries have also guaranteed the Company's obligations to the bank under the Agreement. As of December 31, 1997, $774,000 was outstanding and $4,226,000 was available under this agreement.

         On May 11, 1998, the Company entered into a new Loan and Security Agreement with a bank. Pursuant to the Agreement, the bank agreed to make available to the Company a revolving credit facility, the maximum principal amount of which at any time must be equal to the lesser of $25 million or the "margin requirement" then in effect. Interest will accrue at a variable rate per annum equal to the prime rate for prime borrowings (7.75% as of December 31, 1998) or the LIBOR Rate plus 1.5%-3.0% per annum (depending on the leverage ratio measured quarterly) for the LIBOR borrowings (5.54% as of December 31,
1998). Under the terms of the agreement, the Company granted to the bank a security interest in all accounts, inventory, equipment, and general intangibles. Additionally, the Company's subsidiaries have also guaranteed the Company's obligations to the bank under the Agreement. As of December 31, 1998 there was a balance of $5 million outstanding. The Company terminated this credit facility and has no line of credit facility available for use.
The Company repaid all obligations to the bank in 1999.

                                                                             F12

         The Company has entered into lease agreements with a related party (see
Note 15) for certain office and computer equipment and furniture with approximate aggregate cost and net book value of $690,000 and $624,000, respectively, at December 31, 1996. In December 1997, the Company opted for early termination of these leases and purchased the equipment from the lessor for $579,000. Additionally, the Company has other equipment under capital leases with third party lessors with approximate aggregate cost of $29,000 and $139,000 and net book value of $7,000 and $52,000, at December 31, 1998 and 1997, respectively. Amortization of capital leased assets is included in the Company's depreciation expense and amounted to approximately $45,000, $283,000 and $84,000 for 1998, 1997 and 1996, respectively.


7.  OPERATING LEASES

         The Company leases its office facilities and certain furniture and equipment under various operating lease agreements, some of which are with related parties (see Note 15). These leases require the Company to pay taxes, insurance and maintenance expenses, and provide for renewal options at the then fair market rental value of the property. Amounts expensed under operating leases were approximately $3,048,000, $2,847,000, and $3,699,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

         Aggregate annual rental payments for operating leases with noncancelable lease terms in excess of one year are as follows:

         YEARS ENDING DECEMBER 31,
         -------------------------
         1999                                                    $   2,562,495
         2000                                                        2,215,818
         2001                                                        1,625,536
         2002                                                          180,986
         Thereafter                                                      8,226
                                                                 -------------
                  Total                                          $   6,593,061
                                                                 =============

8.  COMMITMENTS AND CONTINGENCIES

         On November 1, 1996, Simione Central, Inc. ("SCI"), a wholly-owned subsidiary of the Company, entered into a series of five year contracts to provide shared resource information management and agency support services to several affiliates of Columbia/HCA Health Care Corporation ("Columbia/HCA"). As part of the negotiation of these contracts with SCI, Columbia/HCA required that this subsidiary, formerly a subsidiary of CHHC, guarantee certain indemnification obligations of the former shareholders of CHHC, as such indemnification obligations relate to the administration and potential liabilities to the Central Health Holding Company, Inc. Employee Stock Ownership Plan ( the "Plan") or its participants. Columbia/HCA became indirectly responsible for these Plan obligations as a result of its acquisition of the CHHC stock. As a result of the fact that all former CHHC shareholders are also shareholders of the Company by virtue of the January 1996 spin-off of the Company, SCI agreed to undertake this contingent obligation. Under the terms of this guaranty agreement (the "Guaranty"), SCI agreed to guarantee Columbia/HCA against losses arising from the following: (i) liabilities relating to the Plan for losses resulting from a fiduciary breach, prohibited transaction or other violation of law relating to the Plan and (ii) liabilities relating to the Plan which are not paid by the former stockholders of CHHC other than the Plan, but only to the extent such losses are not recovered by Columbia/HCA through other indemnity provisions of its agreement with the former shareholders of CHHC. These indemnity provisions include any potential recovery from CHHC's insurance policies as well as recoveries from escrow accounts established for the benefit of Columbia/HCA by CHHC's former shareholders. This subsidiary's maximum liability under the Guaranty is $17,500,000 for claims arising before November 1, 1998, and $15,000,000 for claims arising before November 1, 2000. There is no liability for any claims arising after November 1, 2000. Further, the aggregate maximum liability under the Guaranty is $20,000,000. Pursuant to the Guaranty, the subsidiary agreed that on each date that a guaranteed obligation is required to be paid to Columbia/HCA, the subsidiary shall grant to Columbia/HCA a security interest equal to the amount of the guaranteed obligation in all the subsidiary's accounts receivable. This subsidiary also granted to Columbia/HCA the right to offset any liability arising under the Guaranty against any obligation of Columbia/HCA or its affiliates to the subsidiary. At December 31, 1998, no claims had been made under the Guaranty and the Company does not currently anticipate incurring any loss associated with the Guaranty. Columbia/HCA sold the home care agencies under contract with the Company during 1998 and opted for an early termination of the contracts, due to expire in 2001, with the Company. See Note 2 for settlement details.

         The Company is engaged in various legal and regulatory proceedings arising in the normal course of business which management believes will not have a material adverse effect on its financial position or results of operations. The Company was however, served on July 17, 1997 with an administrative subpoena issued by the United States Department of Health and Human Services, Office of Inspector General. In connection with that subpoena, the Department of Justice ("DOJ") had advised the

                                                                             F13

Company that certain aspects of the Company's past relationship with affiliates of Columbia/HCA are within the scope of an ongoing grand jury investigation. However, the DOJ has confirmed to the Company that neither the Company, nor any of its officers, directors or employees, is a target in this investigation and, based upon the information known to the DOJ at this time, neither the Company, nor any of its officers, directors or employees, is likely to become one. The Company is cooperating fully and does not currently believe that this inquiry will have any material effect on its overall business or financial condition.


9.  ACQUISITIONS

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

         The purchase price of approximately $16,797,000 (including $760,000 of acquisition costs and net liabilities assumed of $2,521,000) was allocated based on the relative fair values of the assets acquired and liabilities assumed. Approximately $12,574,000 of the purchase price was allocated to purchased in-process research and development. This in-process research and development had not reached technological feasibility and had no alternative future use, and therefore, was charged to operations as of the acquisition date. In addition, $4,223,000 of the purchase price was allocated to certain identifiable intangible assets and is being amortized over the related assets estimated useful life. The purchase price was determined based on the estimated value of the outstanding 1,949,269 shares of IMHI common stock and options and warrants to purchase IMHI common stock outstanding at the merger date.

         Effective December 1, 1997, the Company purchased substantially all the assets of Dezine Healthcare Solutions, Inc. ("Dezine"). Dezine provided a comprehensive package of software applications for home medical equipment providers. This acquisition was accounted for using the purchase method. The purchase price of approximately $9,379,000 (including $200,000 of acquisition costs and net liabilities assumed of $71,000) was allocated based on the relative fair values of the assets acquired and liabilities assumed. Approximately $8,127,000 of the purchase price was allocated to purchased in-process research and development. This in-process research and development had not reached technological feasibility and had no alternative future use, and therefore, was charged to operations as of the acquisition date. In addition, $1,323,000 of the purchase price was allocated to certain identifiable intangible assets and will be amortized over the related assets estimated useful life, see Note 5. The Company's consolidated statement of operations for the period ended December 31, 1997 includes the operating results of Dezine for the period December 1, 1997 (the effective date of the Dezine acquisition) to December 31, 1997.

         Pro forma information (unaudited) giving effect to the acquisitions as if they took place on January 1, of each year, is as follows:


                                                                YEARS ENDED DECEMBER 31,
                                                               -------------------------
                                                                1997               1996
                                                                ----               ----
Net revenues                                                  $53,397,919     $ 42,239,681
Net income (loss)                                               3,657,552      (23,829,188)
Net income (loss) per share - basic                           $      0.51     $      (4.15)
Net income (loss) per share - diluted                         $      0.44     $      (4.15)

         The 1996 pro forma net loss includes the $8,127,000 charged to operations for the in-process research and development purchased in the Dezine transaction. This pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been effective on January 1, 1997 and 1996 or which may be obtained in the future.


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

         Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company's deferred tax assets and liabilities are as follows:

                                                             DECEMBER 31,
                                                             ------------
                                                       1998              1997
                                                   ------------      -----------
Deferred tax assets:
     Net operating loss                            $  4,040,000      $ 1,760,000
     Purchased intangible assets                      2,880,000        3,090,000
     Severance and other restructuring charges        2,690,000               --
     Allowance for doubtful accounts                    630,000          620,000
     Other                                              370,000          520,000
                                                   ------------      -----------
Total deferred tax assets                            10,610,000        5,990,000
Deferred tax liabilities:
     Purchased intangible assets                     (1,480,000)      (1,480,000)
     Depreciation                                      (330,000)        (150,000)
                                                   ------------      -----------
Total deferred tax liabilities                       (1,810,000       (1,630,000)
                                                   ------------      -----------
Net deferred tax assets                               8,800,000        4,360,000
Valuation allowance                                  (8,800,000)      (4,360,000)
                                                   ------------      -----------
                                                   $         --      $        --
                                                   ============      ===========

         The Company has approximately $10.6 million of net operating losses for income tax purposes available to offset future taxable income. Such losses expire beginning in 2010 and may be subject to certain limitations for prior changes in ownership. A valuation allowance reducing the net deferred tax assets to zero has been recorded based on management's assessment that it is "more likely than not" that this net asset is not realizable as of December 31, 1998.

         Actual income tax expense differs from the "expected" amount (computed by applying the U.S. Federal corporate income tax rate of 34% to the loss before income taxes) as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                       1998             1997           1996
                                                    -----------      -----------    -----------
Federal tax benefit computed at statutory rates     $(4,140,000)     $(1,530,000)   $(5,400,000)
State income taxes, net of Federal effect              (490,000)        (180,000)      (640,000)
Other, net                                              190,000         (650,000)     4,800,000
Change in valuation allowance                         4,440,000        2,360,000      1,240,000
                                                    -----------      -----------    -----------
     Income tax expense                             $        --      $        --    $        --
                                                    ===========      ===========    ===========

         Prior to 1996, the Company's taxable loss was included in the consolidated tax return of its former parent company. The former parent company utilized net operating losses generated by the Company and did not allocate any benefit from use of the net operating losses to the Company.

11.  EMPLOYEE BENEFIT PLANS

         CHHC sponsored the Central Health Holding Company, Inc. Employee Stock Ownership Plan (the "Plan"), which covered substantially all full-time employees of CHHC and its wholly-owned subsidiaries and was funded by cash contributions from CHHC and its wholly-owned subsidiaries. The major asset of the Plan was shares of CHHC common stock acquired by the Plan. In connection with the pro rata distribution of the common stock of CHMS (see Note 1), the Plan received shares of the Company's common stock. All of the Plan's assets are allocated to each eligible employee's account and are held in trust until the employee's termination, retirement, total disability or death. In connection with the sale of CHHC to Columbia/HCA, the Plan was converted from an employee stock ownership plan to the Simione Central Holdings, Inc. Profit Sharing Plan Trust, and the sponsorship of the Plan was transferred from CHHC to the Company. All expenses are funded by the plan.

         The Company has adopted 401(k) plans that cover substantially all employees. The Company contributes to the plans based upon the dollar amount of each participant's contribution. The Company made contributions to these plans of approximately $171,000 $94,000 and $54,000 in 1998, 1997 and 1996,
respectively.

12.      SHAREHOLDERS' EQUITY

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

         On January 17, 1996, CHHC made a $4,000,000 cash capital contribution to CHMS. On March 5 and 22, 1996, employees of CHMS purchased 964,418 shares of Class A Common Stock for aggregate consideration of $3,051,369. These shares were purchased under the terms of a stock subscription agreement whereby 10% was due at the date of purchase and the remainder was due on December 5, 1996. Stock subscription receivable of $850,000 reported as a reduction to common stock represents the amount not yet collected as of December 31, 1996. During 1997, this amount was paid in full by the major shareholder and executive officer of the Company.

         Holders of approximately 4.2 million shares of common stock and warrants and options to purchase 1.4 million shares of common stock have certain demand or piggyback registration rights, subject to certain conditions and limitations, which entitle the holders to require the Company to register all or part of their shares for public resale.

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

         As of December 31, 1998, the Company has reserved 2,839,000 shares of common stock for future issuance upon the exercise of warrants and options to purchase common stock.

STOCK OPTIONS

         The Company has established several stock option plans, under which the Company is authorized to grant options to purchase an aggregate of 1,903,504 shares of common stock. Options granted under these plans must have an exercise price not less than the fair market value at the date of grant. In addition to options granted under these plans, the Company has granted non-plan options to certain related parties. Such non-plan options were granted with exercise prices equal to fair market value on the date of grant.

         The Company had no stock option activity prior to 1996. A summary of the Company's stock option activity for 1996, 1997 and 1998 follows:

                                                     WEIGHTED
                                        NUMBER       AVERAGE
                                          OF         EXERCISE
                                       OPTIONS        PRICE
                                      ---------      ------
Granted  in 1996                        751,260      $ 6.08
Assumed in IMHI purchase                722,174      $ 2.90
Exercised                               (26,748)     $ 1.04
Forfeited                               (40,049)     $ 5.00
                                      ---------
Outstanding at December 31, 1996      1,406,637      $ 4.58
Granted                                 339,300      $10.88
Exercised                              (179,266)     $ 1.21
Forfeited                                  (408)     $ 2.20
                                      ---------
Outstanding at December 31, 1997      1,566,263      $ 6.36
Granted                                 742,000      $ 5.91
Exercised                               (32,432)     $ 3.69
Forfeited                              (391,204)     $ 8.46
                                      ---------
Outstanding at December 31, 1998      1,884,627      $ 5.77
                                      =========

         The following table summarizes information about options outstanding at December 31, 1998:

                                                  OPTIONS OUTSTANDING
                                                       WEIGHTED                        OPTIONS EXERCISABLE
                                                        AVERAGE                       ----------------------
                                                       REMAINING       WEIGHTED                     WEIGHTED
         RANGE OF                                     CONTRACTUAL       AVERAGE                      AVERAGE
         EXERCISE                      NUMBER            LIFE          EXERCISE      NUMBER         EXERCISE
         PRICES                      OUTSTANDING       IN YEARS          PRICE     EXERCISABLE        PRICE
      --------------                 -----------  -------------------- --------    -----------      ---------
       $0.74--$ 2.26                   409,219            6.5          $  1.73         249,219         $ 1.68
       $3.00--$ 5.26                   470,322            6.6          $  3.72         444,449         $ 3.65
       $6.25--$10.50                   895,582            8.1          $  8.02         349,835         $ 8.48
      $11.13--$14.00                   109,504            7.8          $ 11.27          45,278         $11.42
                                     ---------                                       ---------
                                     1,884,627            7.4          $  5.77       1,088,781         $ 5.06
                                     =========                                       =========

         For the purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options' vesting periods. The Company's pro forma net loss and net loss per share (basic and diluted) are $14,117,771 and $1.65, respectively for 1998, $5,268,821 and $0.74, respectively for 1997 and $17,492,350 and $4.08, respectively for 1996.



                                                                             F16

STOCK PURCHASE WARRANTS

         At December 31, 1998, the Company had outstanding warrants to purchase shares of the Company's common stock as follows:

               COMMON          EXERCISE                EXPIRATION
               SHARES           PRICE                     DATE
              --------         --------             -----------------
               125,000          $ 1.00              February 24, 2005
                51,679          $ 6.22              October 8, 1999
                10,000          $11.26              May 27, 2000
               -------
               186,679
               =======

         All outstanding warrants are exercisable.

         During 1996, the Company issued, and the holder exercised, a warrant for the purchase of 11,010 shares of common stock at $3.16 per share. During 1997, warrants were exercised for 375,000 shares of common stock at $1.00 per share.

13.      SEGMENT RESULTS

         The Company has two reportable segments: product related and consulting. The Company's product related segment sells comprehensive and flexible software solutions and services to enable home health care providers to more effectively operate their businesses and compete in the managed care environment. The consulting segment assists home health care providers in addressing the challenges of a reducing costs, maintaining quality, streamlining operations and re-engineering organizational structures.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those describe in the summary of significant accounting policies (Note 1). The revenues, operating losses and assets of the Company by business segment are as follows:

                                       1998              1997              1996
                                   ------------      ------------      ------------
Revenues
      Product related              $ 35,209,000      $ 42,036,000      $ 22,632,000
      Consulting                      6,437,000         4,909,000         3,363,000
                                   ------------      ------------      ------------
                    Total          $ 41,646,000      $ 46,945,000      $ 25,995,000
                                   ============      ============      ============
Cost of sales
      Product related              $ 18,640,000      $ 18,184,000      $ 11,371,000
      Consulting                      5,445,000         4,531,000         3,327,000
                                   ------------      ------------      ------------
                    Total          $ 24,085,000      $ 22,715,000      $ 14,698,000
                                   ============      ============      ============

Research and development
      Product related              $  6,741,000      $  6,670,000      $  5,677,000
                                   ============      ============      ============
Depreciation and amortization
      Product related                 1,914,000      $  1,174,000      $    635,000
      Consulting                        394,000           430,000           150,000
      Unallocated amounts
          Corporate overhead             84,000           110,000                --
                                   ------------      ------------      ------------
                     Total         $  2,392,000      $  1,714,000      $    785,000
                                   ============      ============      ============

Purchased R&D
      Product related                        --      $  8,127,000      $ 12,574,000
      Consulting                             --                --                --
      Unallocated amounts
          Corporate overhead                 --                --                --
                                   ------------      ------------      ------------
                     Total         $         --      $  8,127,000      $ 12,574,000
                                   ============      ============      ============

Restructure expenses
      Product related              $  7,017,000                --      $  1,215,000
      Consulting                             --                --                --
      Unallocated amounts
          Corporate overhead                 --                --                --
                                   ------------      ------------      ------------
                     Total         $  7,017,000      $         --      $  1,215,000
                                   ============      ============      ============

Operating loss
      Product related              $ (8,537,000)     $   (460,000)     $(16,027,000)
      Consulting                        484,000          (126,000)           36,000
      Unallocated amounts
          Corporate overhead         (4,358,000)       (4,203,000)               --

                                                                             F17

           Interest income/
              expense - net             240,000           275,000            92,000
                                   ------------      ------------      ------------
                       Total       $(12,171,000)     $ (4,514,000)     $(15,899,000)
                                   ============      ============      ============

Assets
      Product related              $ 11,894,000      $ 17,188,000      $ 16,118,000
      Consulting                      4,713,000         3,874,000         2,658,000
      Unallocated corporate
         assets net of
         eliminations                11,250,000         7,857,000                --
                                   ------------      ------------      ------------
                       Total       $ 27,857,000      $ 28,919,000      $ 18,776,000
                                   ============      ============      ============


14.  TRANSACTIONS WITH FORMER PARENT COMPANY

         The Company derived revenue from charges for the services provided to the home health care agencies owned by CHHC. The charges were recorded, for purposes of these consolidated financial statements, in an amount equal to the cost of the services being provided and therefore generated no operating profit. Revenues of $12,051,000 were recognized in 1996. In addition, CHHC charged the Company a management fee for the services provided related to legal and executive. CHHC's charges included direct costs identified and allocations of shared costs based on statistical and operational data such as square footage, hours, and direct operating costs. In the opinion of management, the method of allocation is reasonable. A management fee in the amount of $432,000 was incurred in 1996. These arrangements terminated effective October 31, 1996.

15.  RELATED PARTY TRANSACTIONS

         Gateway LLC, a company owned in part by the Chief Executive Officer and another officer of the Company, leases an office facility to the Company under the terms of an agreement, which expires December 31, 2001. Rent expense and related operating expenses paid to Gateway LLC by the Company were $266,000, $356,000 and $82,000 in 1998, 1997 and 1996, respectively. Gateway LLC sold the lease to a third party in August of 1998.

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

         A shareholder and executive officer of the Company is a partner in an entity that leases an office facility to the Company under an operating lease that expires in December, 2002. Rent expense and related operating expenses paid to this entity were $130,000, $130,000 and $112,000 in 1998, 1997 and 1996, respectively. Future annual rental payments under this lease are approximately $136,000 per year for 1999 through 2002.

         The Company has consulting agreements with two entities in which certain directors of the Company have ownership interests. Aggregate monthly consulting fees paid to these two entities approximate $20,000 through July, 1998 and $5,000 thereafter. The fees totaled $149,000, $205,000 and $59,000 in
1998, 1997 and 1996, respectively.

16.  LICENSE AGREEMENTS

         Certain software applications of the Company's NAHC IS software solution incorporates software licensed from a third party. Under this license agreement, the Company is obligated to pay royalties based on the volume of transactions processed by the Company. Royalty rates per transaction vary based on the volume of transactions processed and totaled $77,000, $255,000 and $117,000 in 1998, 1997 and 1996, respectively.

         Another license agreement obligates the Company to pay royalties based on a percentage of net collected revenues from sales of certain covered systems. Royalty expense under this agreement totaled $113,000, $161,000 and $500,000 in 1998, 1997 and 1996, respectively.

         The Company obtains data processing and network communication services under an agreement with IBM Global Services ("IBM"). The agreement with IBM expires December 31, 2005, and requires the Company to pay fees based on the volume of transactions processed. This agreement was canceled during 1998 effective January 31, 1999. Termination and wind down costs are included in the restructuring charges for 1998. (see Note 2)

                                                                             F18

                         SIMIONE CENTRAL HOLDINGS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                      ADDITIONS
                                                      CHARGED
                                       BALANCE AT        TO           ADDITIONS                       BALANCE AT
                                       BEGINNING      COSTS AND        DUE TO                           END OF
                                       OF PERIOD      EXPENSES      ACQUISITIONS     DEDUCTIONS(1)      PERIOD
                                       ----------    ----------     ------------     ------------     ----------
Year ended December 31, 1998
  Allowance for Doubtful Accounts     $1,915,120     $  791,235        $     --       $1,031,951     $1,674,404
                                      ==========     ==========        ========       ==========     ==========

Year ended December 31, 1997
  Allowance for Doubtful Accounts     $1,063,014     $1,329,563        $253,593       $  731,050     $1,915,120
                                      ==========     ==========        ========       ==========     ==========

Year ended December 31, 1996
  Allowance for Doubtful Accounts     $   13,600     $  395,046        $780,701       $  126,333     $1,063,014
                                      ==========     ==========        ========       ==========     ==========


(1)  Write-offs of uncollectible accounts.

                                                                             F19