Form 10-K405/A
period 1998-12-31
SIMIONE CENTRAL HOLDINGS INC
filed 1999-04-29
CIK 896157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 (AMENDMENT # 1)

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

         Aggregate market value of the voting stock held by non-affiliates of the Registrant on March 24, 1999: $9,165,210.

         There were 8,554,673 shares of Common Stock outstanding at March 24, 1999.

         Documents incorporated by reference in this Form 10-K/A: None

  Introductory Note:

         This Form 10-K/A is filed to include the information required by Part III, Items 10-13 of Form 10-K, which the Registrant previously anticipated incorporating by reference from its definitive proxy statement.



                                    PART III


  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

  The directors of the Company are as follows:

         BARRETT C. O'DONNELL, age 46, has served as Chairman of the Board, Chief Executive Officer and President of the Company since June 15, 1998. Mr. O'Donnell has been a director of the Company since October 1996. From October 1992 until October 1996, Mr. O'Donnell served as Chairman of the Board of InfoMed Holdings, Inc., a Delaware corporation ("IMHI") that merged with Simione Central Holding, Inc., a Georgia corporation, to form the Company effective October 8, 1996. Mr. O'Donnell also served as Chief Executive Officer of IMHI from November 1994 to October 1996. From 1978 to present, Mr. O'Donnell has been Chairman of the Board, President and Chief Executive Officer of O'Donnell Davis, Inc., a New Jersey corporation ("ODD"), which is in the consulting and investment advisory services business.

         WILLIAM J. SIMIONE, JR., age 57, is a certified public accountant who has served as Vice Chairman of the Board and Executive Vice President of the Company since October 1996. From January 1996 until October 1996, Mr. Simione served as the President of Simione Central, Inc., a wholly-owned subsidiary of the Company. From January 1975 until December 1995, Mr. Simione was Managing Partner of the Home Health Care Consulting Division of Simione & Simione, CPA's ("Simione & Simione"). Since September 1995, Mr. Simione has also served as a director and an audit committee member of Personnel Group of America, Inc., a leading provider of information technology services and commercial staffing solutions. Mr. Simione has 32 years of experience in the home health care industry.

         MURALI ANANTHARAMAN, age 42, has served as a director of the Company since October 1996. From January 1996 to October 1996, Mr. Anantharaman was a director of IMHI. Mr. Anantharaman has been a Partner at Live Oak Equity Partners ("Live Oak"), a venture capital firm, since July 1998 and was a partner at EGL Holdings, Inc.,("EGL"), a venture capital firm, from 1987 until June 1998.

         GARY M. BREMER, age 59, has served as a director of the Company since October 1996. From October 1996 until June 1998, Mr. Bremer was Chairman of the Board of the Company and from October 1996 to April 1997 also served as the Company's Chief Executive Officer. From 1978 until October 1996, Mr. Bremer served as President and Chief Executive Officer of Central Health Holding Company, Inc. ("CHHC") and Central Health Services, Inc., a subsidiary of CHHC ("CHS").

         JAMES A. GILBERT, age 50, has served as a director of the Company since May 1997. Mr. Gilbert has been General Partner of Live Oak since July 1998. From September 1996 to November 1997, Mr. Gilbert served as President, Chief Operating Officer and a director of IMNET Systems, Inc., a provider of electronic information and document management systems to the health care industry. From January 1995 to September 1996, Mr. Gilbert served as Senior Vice President and General Counsel at HBO & Company, a health care information company. From 1988 to December 1994, Mr. Gilbert held several other positions at HBO & Company.

         GREG WILSON, age 30, has served as a director of the Company since April 1998. Mr. Wilson has served as Vice President, Mergers and Acquisitions, of Eclipsys Corporation, a healthcare information systems company, since April 1997. From March 1996 until April 1997, Mr. Wilson was a Vice President and equity analyst at Lehman Brothers, an investment bank. From May 1995 until March 1996, Mr. Wilson was Vice President of Needham & Co., an investment bank, and from May 1994 until May 1995 he was Senior Vice President of Brean Murray & Co., an investment bank.


   BOARD OF DIRECTORS AND COMMITTEE MEETINGS

         The Board of Directors of the Company held five meetings during 1998. The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee reviews the Company's accounting practices and financial results, consults with and reviews the services provided by the Company's independent accountants, and reviews and approves (with the concurrence of a majority of the disinterested directors of the Company) transactions, if any, with affiliated parties. The current member of the Audit Committee is Mr. Anantharaman. The Audit Committee held one meeting during 1998. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all the executive officers of the Company, administers the Company's compensation and benefit plans, and reviews general policies relating to compensation and benefits of employees of the Company. The current members of the Compensation Committee are Messrs. Anantharaman and Gilbert. The Compensation Committee held two meetings during 1998. Each of the Company's directors in 1998 attended at least seventy-five percent (75%) of the meetings of the Board of Directors and the Committees, if any, on which they served.


   DIRECTOR COMPENSATION

         Directors who are officers of the Company receive no additional compensation for serving on the Board of Directors. Directors who are not officers of the Company, receive fees of $1,000, $500 and $250 for each Board, Committee and telephone meeting, respectively, attended. All directors receive reimbursement for certain expenses in connection with attendance at Board and Committee meetings.

         The Company has a consulting agreement with EGL, a venture capital firm, whereby EGL provides consulting services on general business operations and corporate investments including financial analysis, review of industry trends and assistance with respect to merger or acquisition opportunities. Mr. Anantharaman, a director of the Company, was a partner at EGL from 1987 until June 1998. The consulting agreement expires on June 30, 1999 and provides for a monthly consulting fee of $5,000, plus reimbursement of out-of-pocket expenses. The fees were determined by negotiation between the parties. The amount paid to EGL by the Company in consulting fees totaled $60,027 in the year ended December 31, 1998.

   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors is currently comprised of Messrs. Anantharaman and Gilbert. Neither of these directors ever served as an officer or employee of the Company or any of its subsidiaries. Except as set forth under "-- Director Compensation", there were no material transactions between the Company and any of the members of the Compensation Committee during the year ended December 31, 1998.

   SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the federal securities laws, the Company's directors and executive officers, and any persons holding more than 10% of the Common Stock outstanding, are required to report their initial ownership of Common Stock and any subsequent changes in that ownership to the Commission and The Nasdaq Stock Market. Specific due dates have been established and the Company is required to disclose any failure to file by these dates during the Company's most recent fiscal year. To the Company's knowledge, all of these filing requirements were satisfied. In making these disclosures, the Company has relied solely on its review of copies of the reports that have been submitted to the Company with respect to its most recent fiscal year.

         Information relating to the executive officers of the Company is provided in Part I hereof.


ITEM 11. EXECUTIVE COMPENSATION.


COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee consists entirely of nonemployee directors and determines the compensation paid to the Chief Executive Officer. The Compensation Committee also determines, along with the Chief Executive Officer, all compensation paid to the other executive officers of the Company. The Compensation Committee believes that for the Company to be successful long-term and for it to increase stockholder value it must be able to hire, retain, adequately compensate and financially motivate talented and ambitious executives. The Compensation Committee attempts to reward executives for both individual achievement and overall Company success.

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

         ii.Cash Bonus: The Company maintains an incentive bonus plan to provide annual cash bonuses to certain executives. Such bonuses are based, in part, on the Company's financial performance during the previous fiscal year including data in connection with earnings per share and profitability and performance as compared to the Company's approved profit plan. In addition, objective individual measures of performance compared to the individual's business unit profit performance are considered. A subjective rating of the executive's personal performance is also considered.

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

         Mr. Barrett C. O'Donnell, who became Chief Executive Officer of the Company on June 15, 1998, is paid an annual base salary of $450,000. However, Mr. O'Donnell has since August 1998 elected to waive $100,000 of such annual salary and therefore is currently being paid based on an annual salary of $350,000. The Compensation Committee considered the salaries of other Chief Executive Officers in the healthcare information systems industry in establishing Mr. O'Donnell's salary. In addition, the Compensation Committee can consider awarding Mr. O'Donnell cash bonuses and stock option grants. Mr. O'Donnell was not granted any options in 1998 but was granted 250,000 options under the Incentive Plan on January 8, 1999. Mr. O'Donnell does not have an employment agreement with the Company.

         Mr. James R. Henderson, who served as the Company's Chief Executive Officer from April 1997 until June 1998, was paid an annual base salary of $225,000. Mr. Henderson was not granted any options in 1998.

         It should be noted that: (i) exceptions to the general principles stated above are made when the Compensation Committee deems them appropriate to stockholder interest; (ii) the Compensation Committee regularly considers other forms of compensation and modifications of its present policies, and will make changes it deems appropriate; and (iii) the competitive opportunities to which the Company's executives are exposed frequently come from private companies or divisions of large companies, for which published compensation data is often unavailable, with the result that the Compensation Committee's information about such opportunities is often anecdotal.

         Section 162(m) of the Code establishes a limit on the deductibility of annual compensation for certain executive officers that exceeds $1,000,000 per year unless certain requirements are met. The Company does not anticipate that any employee will exceed such $1,000,000 cap in the near future but will make necessary adjustments if and when this occurs.

                                             Compensation Committee

                                             Murali Anantharaman
                                             James A. Gilbert


COMPENSATION SUMMARY

         The following table sets forth all compensation paid by the Company for the years ended December 31, 1998, 1997 and 1996 to each of the individuals who served as Chief Executive Officer during 1998, the four most highly compensated other executive officers, and two individuals for whom disclosure would have been provided but for the fact that such individuals were not serving as executive officers of the Company at the end of the last fiscal year(together, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                                         Long-Term
                                               Annual Compensation                     Compensation
                                  -------------------------------------------------    ------------
                                                                                         Number of
                                                                           Other        Securities
                                                                           Annual       Underlying     All Other
                                             Salary           Bonus      Compensation    Options     Compensation
Name and Principal Position       Year         ($)             ($)           ($)         Grants(#)      ($)(1)
----------------------------      ----      --------         -------     ------------    ---------   ------------

Barrett C. O'Donnell              1998      $191,667              --            --              --            --
  Chairman of the Board,          1997            --              --            --              --      $144,000
  Chief Executive Officer         1996            --              --            --         183,962       186,533
  and President (2)

James R. Henderson                1998       118,125              --            --              --         1,368
  Former President and Chief      1997       225,000              --            --         100,000         6,872
  Executive Officer (3)           1996       225,000(4)           --            --         202,526            --

William J. Simione, Jr            1998       300,000              --            --          75,000         4,500
  Vice Chairman of the Board      1997       300,000              --            --              --         6,134
  and Executive Vice              1996       300,000(4)           --            --          60,557            --
  President

Robert J. Simione                 1998       225,000              --            --          41,000         1,653
  Senior Vice President of        1997       225,000              --            --              --         1,443
  Consulting                      1996       225,000(4)           --            --              --           609(4)

Lori N. Siegel                    1998       147,500              --            --          67,500           524
  Former Chief Financial          1997       135,000              --            --              --         3,715
  Officer (3)                     1996       135,000(4)           --            --          22,661         2,610(4)

Gary M. Bremer                    1998       248,764              --      $140,113(5)           --         3,000
  Former Chairman of the          1997       329,000              --        45,934(6)           --        29,909(7)
  Board (3)                       1996       346,335(4)      $42,623            --         183,324
                                                                                                          46,492(4,7)

Gary W. Rasmussen                 1998       155,000              --            --          50,000           699
  Former Chief Operating          1997       200,000              --            --              --         4,891
  Officer (3)                     1996       200,000(4)           --            --          24,773         4,440(4)

Erin Dosdourian                   1998       163,299              --            --          15,000           399
  Former Senior Vice              1997       126,518              --            --              --           345
  Vice President of Product       1996        62,700              --            --              --            --
  Management(3)

-----------

(1) Represents group life insurance and disability insurance premium payments, except for Mr. O'Donnell whose amounts represent amounts paid to ODD for consulting services.

(2) Mr. O'Donnell became Chairman, Chief Executive Officer and President on June 15, 1998.

(3) Mr. Henderson resigned as President and Chief Executive Officer in June 1998, Mr. Bremer resigned as Chairman of the Board in June 1998, Mr. Rasmussen resigned as Chief Operating Officer in September 1998, Ms. Dosdourian resigned as Senior Vice President of Product Management in January 1999, and Ms. Siegel resigned as Chief Financial Officer in April 1999.

(4) Represents the annualized salary and group life insurance and disability insurance premium payments the executive officer would have received had he or she joined the Company on January 1, 1996. Messrs. Bremer, Henderson, Simione, Jr., Simione, Rasmussen, and Ms. Siegel joined the Company on October 8, 1996. The annualized salary and insurance and disability payments set forth herein for 1996 are based on payments made by the Company from October 8, 1996 until December 31, 1996.

(5) Represents amounts paid pursuant to a severance agreement dated July 22, 1998 (see "Item 11. Executive Compensation - Severance Agreements").

(6) Represents certain car allowance, club membership and insurance expense reimbursements.

(7) Includes $20,698 and $37,294 of interest imputed to Mr. Bremer in 1997 and 1996, respectively, in connection with a promissory note to the Company for $900,000 entered into on March 5, 1996 by Mr. Bremer. The Company forgave all interest (5.05% per annum) that accrued on the outstanding principal balance of this promissory note. In July 1997, Mr. Bremer repaid in full the then outstanding principal balance of $850,000.

GRANTS OF STOCK OPTIONS

         The following table sets forth certain information with respect to individual grants of stock options by the Company to the Named Executive Officers during the year ended December 31, 1998.

                        OPTION GRANTS IN LAST FISCAL YEAR



                                                                          Potential
                               Number of                               Realizable Value
                              Securities     % of Total               at Assumed Annual
                              Underlying       Options                  Rates of Stock
                               Options        Granted to   Exercise   Price Appreciation
                              Granted(#)     Employee in     Price    for Option Term(2)
        Name                     (1)         Fiscal Year    ($/Sh)           10%($)
        ----                   -------       -----------   --------   ------------------
Barrett C. O'Donnell                --            --             --              --

James R. Henderson                  --            --             --              --

William J. Simione, Jr          75,000          8.22%         $6.75         $     0

Robert J. Simione               15,000          1.64%          2.00          47,812
                                25,000          2.74%          6.75               0

Lori N. Siegel                  15,000          1.64%          2.00          47,812
                                42,500          4.66%          6.75               0

Gary M. Bremer                      --            --             --              --

Gary W. Rasmussen               50,000          5.48%          6.75               0

Erin Dosdourian                 15,000          1.64%          6.75               0

-----------------

(1) The stock options reflected in this table vest as to 33 1/3% of the shares of Common Stock covered thereby on the first, second and third anniversary of the date of grant. The exercise price of all such stock options reflected in this table is equal to the fair market value of the Common Stock on the date of grant.

(2) The dollar amounts under these columns represent the potential realizable value of each grant of option assuming that the market price of the Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the Securities and Exchange Commission (the "Commission") and, therefore, are not intended to forecast possible future appreciation, if any, of the price of the Common Stock. The actual value, if any, that an executive officer may ultimately realize will depend on the excess of the stock price over the exercise price on the date the stock option is exercised. Therefore, there can be no assurance that the value realized by an executive officer upon actual exercise of the stock options granted in 1998 will be at or near the Potential Realizable Value indicated in the table.

OPTION EXERCISES AND HOLDINGS

         The following table sets forth information concerning options exercised during the fiscal year ended December 31, 1998 and the value of unexercised stock options held at the end of the fiscal year ended December 31, 1998 by each Named Executive Officer.

      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                                 OPTION VALUES



                             SHARES
                            ACQUIRED
                               ON            VALUE            NUMBER OF SECURITIES
                            EXERCISE        REALIZED          UNDERLYING UNEXERCISED           VALUE OF IN-THE-MONEY
         NAME                  (#)             ($)                 OPTIONS AT                          OPTIONS AT
         ----                  ---             ---             DECEMBER 31,1998 (#)             DECEMBER 31, 1998 ($) (1)
                                                           EXERCISABLE   UNEXERCISABLE    EXERCISABLE           UNEXERCISABLE
                                                           -----------   -------------    -----------           -------------
Barrett C. O'Donnell         81,600         $153,618         252,581             --         $92,616                    --

James R. Henderson               --               --         125,843         58,333               0               $     0

William J.                       --               --          53,217         82,340               0                     0
Simione,
Jr.

Robert J. Simione                --               --          25,690         44,588               0                     0

Lori N. Siegel                   --               --          15,921         64,870               0                     0

Gary M. Bremer                   --               --         171,213             --               0                    --

Gary W. Rasmussen                --               --          17,433             --               0                    --

Erin Dosdourian                  --               --          21,834         18,666               0                     0

----------------
(1) Dollar values were calculated by determining the difference between the fair market value of the underlying securities at year-end ($1 7/8 per share) and the exercise price of the options.

EMPLOYMENT AGREEMENTS

         A Company subsidiary has an employment agreement with Mr. William J. Simione, Jr., Vice Chairman of the Board and an Executive Vice President of the Company, which provides for a base salary of $300,000, plus certain benefits, and a potential bonus payable at the discretion of the Board of Directors. The agreement was signed on January 1, 1996 and has an initial five year term that can be renewed for additional one year terms unless terminated by either party. The agreement provides for different severance payments if there is a change in control of the Company based upon the circumstances and timing of Mr. Simione's termination of employment with respect to the change in control. The agreement also contains a non-compete provision prohibiting Mr. Simione from competing with the Company during the term of the agreement and, depending upon the terminating events of Mr. Simione's employment, for a period of time thereafter.

SEVERANCE AGREEMENTS

         The Company entered into a severance agreement with Gary M. Bremer, a current director of the Company, on July 22, 1998. Mr. Bremer was Chairman of the Board of the Company from October 1996 until June 1998 and also served as the Company's Chief Executive Officer from October 1996 until April 1997. Pursuant to such severance agreement, Mr. Bremer receives, from the period July 1, 1998 until December 10, 2000, severance at an annual rate of $400,000 payable in semi-monthly installments plus a total payment of $50,000 payable over the same period.

STOCKHOLDER RETURN PERFORMANCE GRAPH


         The following graph shows a comparison, since the Common Stock began trading on September 3, 1993, of cumulative total returns for the Common Stock, the Standard & Poor's SmallCap 600 Index and the Standard & Poor's Computer (Software and Services)--Mid-Cap Index. The comparisons in this table are required by the Commission and, therefore, are not intended to forecast or be indicative of possible future performance of the Common Stock.

                           TOTAL SHAREHOLDER RETURNS
                           -------------------------
                             (DIVIDENDS REINVESTED)

                                             ANNUAL RETURN PERCENTAGE
                                                    YEAR ENDING

COMPANY/INDEX                   DEC 94    DEC 95     DEC 96   DEC 97    DEC 98
-------------------------------------------------------------------------------
SIMIONE CENTRAL HOLDINGS INC    10.00     (40.91)     165.35    4.36    (79.17)
COMPUTER (SOFTWARE & SVC)-MID    9.84      75.03        1.40   44.22    191.39
S&P SMALLCAP 600 INDEX          (4.77)     29.96       21.32   25.58     (1.31)




                                                  INDEXED RETURNS
                                                    YEAR ENDING

COMPANY/INDEX                   DEC 93   DEC 94     DEC 95      DEC 96   DEC 97     DEC 98
-------------------------------------------------------------------------------------------
SIMIONE CENTRAL HOLDINGS INC     100     110.00      65.00      172.48    180.00     37.50
COMPUTER (SOFTWARE & SVC)-MID    100     109.84     192.26      194.95    281.16    819.25
S&P SMALLCAP 600 INDEX           100      95.23     123.76      150.14    188.56    186.10

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table provides information at February 1, 1999 with respect to (i) any person known to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) all directors of the Company, (iii) all Named Executive Officers (as defined above), and (iv) all directors and executive officers as a group. The Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to the shares of Common Stock, except as noted below.



                                                                                               SHARES BENEFICIALLY
                                                                                               -------------------
  NAME AND ADDRESS                                                                                     OWNED
OF BENEFICIAL OWNER                                                                    NUMBER(1)                  PERCENT(2)
-------------------                                                                    ---------                  ----------
                     >
Barrett C. O'Donnell (3)..............................................................   1,296,973                   14.2%
   P.O. Box 7395
   Princeton, NJ 08543

O'Donnell Davis, Inc. (4).............................................................   1,046,973                    11.8
   P.O. Box 7395
   Princeton, NJ 08543

Simione Central Holdings, Inc.........................................................     904,008                    10.6
   Profit Sharing Plan Trust
   c/o Trust Company of Knoxville, Inc.
   620 Market Street, Suite 300
   Knoxville, TN 37902

Gary M. Bremer (5)....................................................................     895,957                    10.3
   6600 Powers Ferry Road
   Atlanta, GA 30339

Rowan Nominees Limited (6)............................................................     884,873                    10.3
   33 King William Street
   London, EC4R 9AS

Division Fund Advisors, Inc. (7)......................................................     461,100                     5.4
   1299 Ocean Avenue
   Santa Monica, CA 90901

Howard B. Krone (8)...................................................................     440,622                     5.2
   3633 Tuxedo Road
   Atlanta, GA 30305

Greg Wilson (9).......................................................................     420,000                     4.9
   777 E. Atlantic Avenue, Suite 800
   Delray Beach, FL  33483

James R. Henderson (10)...............................................................     150,792                     1.7
  511 Butler National Drive
  Duluth, GA  30136

William J. Simione, Jr. (11)..........................................................     107,088                     1.2
   4130 Whitney Avenue
   Hamden, CT  06518

Robert J. Simione (12)................................................................      36,732                       *
   4130 Whitney Avenue
   Hamden, CT 06518

Murali Anantharaman (13)..............................................................      35,265                       *
   120 Breakwater Circle
   Atlanta, GA  30328



Gary W. Rasmussen (14)................................................................      33,207                       *
   2450 Regency Lake Drive
  Marietta, GA  30062

James A. Gilbert (15).................................................................      25,000                       *
   235 North Mill Road
   Atlanta, GA  30338

Erin Dosdourian (16)..................................................................      23,874                       *
   5094 NW 50th Court
    Coconut Creek, GA  30338

Lori Nadler Siegel(17)................................................................      18,455                       *
   1240 Beach Haven Road
  Atlanta, GA  30324

All directors and executive officers as
  a group (7 persons) (18)............................................................   2,817,015                    30.0

---------------
 *Less than 1%

(1) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security through any contract, arrangement, understanding or relationship. The number of shares of Common Stock includes the number of shares of Common Stock which are subject to the exercise of options or warrants within 60 days of February 1, 1999.

(2) Percentages were calculated based on the ratio of the number of shares of Common Stock beneficially owned by such beneficial owner as of February 1, 1999 to the sum of (a) 8,554,673, the total number of outstanding shares of Common Stock as of February 1, 1999, and (b) the number of shares of Common Stock issuable upon exercise of options or warrants held by the applicable beneficial owner exercisable within 60 days of February 1, 1999.

(3) Includes 135,000 shares issuable upon exercise of warrants and 420,981 shares issuable upon exercise of options. Mr. O'Donnell is a stockholder, director and officer of ODD. Accordingly, pursuant to Rule 13d-3 under the Exchange Act, he is deemed to be an indirect beneficial owner of the Company's securities beneficially owned by ODD.

(4) Includes 135,000 shares issuable upon exercise of warrants and 170,981 shares issuable upon exercise of options

(5) Includes 171,213 shares issuable upon exercise of options. Excludes any interest Mr. Bremer has in the Simione Central Holdings, Inc. Profit Sharing Plan Trust (the "Profit Sharing Plan").

(6)      Includes 30,943 shares issuable upon exercise of options.

(7) The information set forth in the table is based on a Schedule 13G dated February 12, 1999.

(8) Includes 125,135 shares owned by Mr. Krone's wife, as to which Mr. Krone may be deemed to have sole dispositive and voting power.

(9) Represents 420,000 shares owned by Eclipsys Corporation of which Mr. Wilson is an officer.

(10)     Includes 135,108 shares issuable upon exercise of options.

(11)     Includes 53,217 shares issuable upon exercise of options.

(12)     Includes 25,690 shares issuable upon exercise of options.

(13)     Includes 19,801 shares issuable upon exercise of options.

(14) Includes 17,433 shares issuable upon exercise of options. Excludes any interest Mr. Rasmussen has in the Profit Sharing Plan.

(15)     Includes 13,750 shares issuable upon exercise of options.

(16)     Represents 23,874 shares issuable upon exercise of options.

(17) Includes 15,299 shares issuable upon exercise of options. Excludes any interest Ms. Siegel has in the Profit Sharing Plan.

(18) Includes 704,658 shares issuable upon exercise of options and 135,000 shares issuable upon exercise of warrants. Excludes all shares beneficially owned by Mr. Henderson, Mr. Rasmussen, Ms. Dosdourian and Ms. Siegel who have resigned from the Company.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On January 1, 1996, IMHI entered into a lease agreement with Gateway LLC with respect to the Company's Pompano Beach, Florida office (the "Pompano Lease"). ODD owns 70% of Gateway LLC and more than 5% of the Company's Common Stock. In addition, Mr. Barrett C. O'Donnell, Chairman, Chief Executive Officer ad President of the Company, is the Chairman of the Board, President and Chief Executive Officer and a 75% stockholder of ODD. Reid Horovitz, General Counsel and Secretary of the Company, owns 10% of Gateway LLC. Pursuant to the lease agreement, Gateway LLC leases approximately 20,291 square feet to the Company for a term of five years that commenced on January 1, 1996. In addition, on October 24, 1997 a subsidiary of the Company entered into a written addendum extending the Pompano Lease through December 31, 2001. The Company has an option to renew the lease for an additional five year term. Rental payments from the Company for the year ended December 31, 1998 totaled $384,528. In addition to the aforesaid lease payments, the Company is obligated to pay its share of the office building's operating expenses. The lease payments were determined by negotiation between the parties. The Company believes that the terms of the lease agreement are at least as favorable as could have been obtained elsewhere for similar facilities from unaffiliated third parties. Gateway LLC sold the Pompano Lease to an unrelated third party in August 1998.

                  On January 1, 1998, the Company replaced an oral lease agreement with S&S Realty for the Company's Hamden, Connecticut office with a written agreement. Mr. Simione owns 45% of S&S Realty. Pursuant to the lease agreement, S&S Realty leases approximately 6,500 square feet to the Company for a term expiring on December 31, 2002. Rental payments for the year ended December 31, 1998 totaled $130,000. The scheduled annual rental payments for each year of the remaining term may, upon thirty (30) days' written notice from S&S Realty, be increased by $5,850. In addition to the aforesaid lease payments, the Company is obligated to pay its share of the office building's operating expenses (other than water, which is provided by S&S Realty). The lease payments were determined by negotiation between the parties. The Company believes that the terms of the lease agreement are at least as favorable as could have been obtained elsewhere for similar facilities from unaffiliated third parties.

         On November 1, 1996, Simione Central, Inc., a wholly-owned subsidiary of the Company ("SCI"), entered into various information, support and management service agreements (the "Columbia Agreements") with certain affiliates of Columbia/HCA Healthcare Corporation ("Columbia/HCA"). As part of the negotiation of the Columbia Agreements, Columbia/HCA required that SCI, formerly a subsidiary of Central Health Holding Company ("CHHC"), guarantee certain indemnification obligations of the former stockholders of CHHC, including Mr. Bremer, to those Columbia/HCA affiliates (the "Guaranty") for potential liabilities relating to the Central Health Holding Company Employee Stock Ownership Plan Trust (the "Plan") or its participants, including potential liabilities resulting from a then ongoing investigation of the Plan by the Department of Labor and the Internal Revenue Service's then ongoing audit of certain issues related to the Plan (both of which have been resolved). Columbia/HCA became indirectly responsible for these Plan obligations as a result of its acquisition of CHHC by purchasing all of CHHC's stock. Because all of the former CHHC stockholders were also stockholders of the Company as a result of the January 1996 spin-off of the Company from CHHC, SCI agreed to undertake the Guaranty. Also, on November 1, 1996, the Plan was converted into the Profit Sharing Plan and sponsorship of the Plan was transferred from CHHC to the Company. Under the terms of the Guaranty, SCI guarantees Columbia/HCA against: (i) Plan losses arising from a fiduciary breach, prohibited transaction or other violation of law relating to the Plan; or (ii) liabilities related to the Plan which are not paid by the former stockholders of CHHC other than the Plan, but only to the extent such liabilities are not recovered by Columbia/HCA through other indemnity provisions of the stock purchase agreement. Columbia/HCA's other sources of potential recovery include amounts accrued on CHHC's closing balance sheet at the time of sale and escrow accounts established for the benefit of Columbia/HCA by the former stockholders of CHHC. SCI's maximum liability under the Guaranty is limited to $20 million for obligations arising before November 1, 1997, $17.5 million for obligations arising before November 1, 1998, $15 million for obligations arising before November 1, 1999, $15 million for obligations arising before November 1, 2000 and $0 thereafter. At no time during the term of the Guaranty will SCI's liability exceed $20 million in the aggregate. Pursuant to the Guaranty, SCI agreed that on each date that a guaranteed obligation is required to be paid to Columbia/HCA, SCI would grant Columbia/HCA a security interest equal to the amount of such guaranteed obligation in SCI's accounts receivable. SCI also granted to Columbia/HCA and the parties to the Columbia Agreements the right to offset any liability arising under the Guaranty against any payments due from such parties to SCI for information, management and support services. At December 31, 1998, no claims had been made under the Guaranty, and currently the Company does not anticipate incurring any losses associated with the Guaranty.

         On April 17, 1998, the Company was a party to a Stock Purchase Agreement among Eclipsys Corporation and certain stockholders of the Company including Gary M. Bremer, a current director of the Company, and William J. Simione, Jr., Vice Chairman of the Board and Executive Vice President of the Company. Pursuant to the Stock Purchase Agreement, Eclipsys Corporation purchased from the stockholders 420,000 shares (including 187,500 shares from Mr. Bremer and 25,000 shares from Mr. Simione) of the Company's Common Stock at a price of $13.25 per share. Additionally, in the event the Company receives an offer from a third party to purchase more than 5% of its Common Stock, Eclipsys Corporation will have the option to purchase from the Company up to an additional 4.9% of the Company's Common Stock at $13.25 per share. The Stock Purchase Agreement allows Eclipsys Corporation to designate one member to the Board of Directors of the Company until April 17, 2001. Such director is currently Greg Wilson. The Stock Purchase Agreement also states that Eclipsys Corporation will vote its shares in favor of all the nominees to the Board of Directors of the Company and in favor of all such matters recommended by the Board of Directors. Also, on April 17, 1998, the Company and Eclipsys Corporation entered into a remarketing agreement. Under the remarketing agreement, Eclipsys Corporation may sublicense certain products of the Company to Eclipsys Corporation's customers.

         Mr. Robert J. Simione, the brother of Mr. William J. Simione, Jr. who is Vice Chairman of the Board and Executive Vice President of the Company, is currently serving as a Senior Vice President of the Company (see "EXECUTIVE COMPENSATION"). In addition, Mr. William J. Simione, III, the son of Mr. William
J. Simione, Jr., is currently serving as a Consulting Manager of the Company. As compensation for his services, Mr. William J. Simione, III was paid $76,610 in 1998.

         For a description of a severance agreement between the Company and Gary
M. Bremer, a current director and former officer of the Company, see "Item 11. Executive Compensation - Severance Agreements". For a description of a consulting agreement between the Company and a director of the Company, see ""Item 10. Directors and Executive Officers - Director Compensation".

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SIMIONE CENTRAL HOLDINGS, INC.


Date:  April 29, 1999                 By:/s/Barrett C. O'Donnell
                                         ------------------------
                                         Barrett C. O'Donnell
                                         President and Chief Executive Officer