Form 10-Q
period 1999-03-31
SIMIONE CENTRAL HOLDINGS INC
filed 1999-05-17
CIK 896157

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

                  FOR THE PERIOD ENDED MARCH 31, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________ to ________


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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
                                                              Outstanding at
                  Class                                       4/30/98
                  -----                                       -------
                  COMMON STOCK, $.001 PAR VALUE               8,782,729 SHARES

===============================================================================

                         SIMIONE CENTRAL HOLDINGS, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX



         PART I.      FINANCIAL INFORMATION
                      ---------------------

         Item 1.      Consolidated Financial Statements

                      Consolidated Balance Sheets - March 31, 1999 and
                      December 31, 1998 (unaudited).

                      Consolidated Statements of Operations - Three Months
                      Ended March 31, 1999 and 1998 (unaudited).

                      Consolidated Statements of Shareholders' Equity -
                      Three Months Ended March 31, 1999 (unaudited).

                      Consolidated Statements of Cash Flows - Three Months
                      Ended March 31, 1999 and 1998 (unaudited).

                      Notes to Consolidated Financial Statements - March
                      31, 1999 (unaudited).

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


         PART II.     OTHER INFORMATION
                      -----------------

         Item 1.      Legal Proceedings

         Item 2.      Changes in Securities

         Item 3.      Defaults Upon Senior Securities

         Item 4.      Submission of Matters to a Vote of Security Holders

         Item 5.      Other Information

         Item 6.      Exhibits and Reports on Form 8-K



                      SIGNATURES
                      ----------

                        SIMIONE CENTRAL HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                                  March 31       December 31,
                                                                                    1999             1998
                                                                                ------------     ------------
                                                                                (unaudited)      (unaudited)
                                        ASSETS

 Current assets:
        Cash and cash equivalents                                              $  3,629,169     $ 10,526,816
        Accounts receivable, net of allowance for doubtful
          accounts of $1,858,421 and $1,674,404 respectively                      7,822,297        7,679,524
        Prepaid expenses and other current assets                                   610,416          555,770
                                                                               ------------     ------------
          Total current assets                                                   12,061,882       18,762,110

Purchased software, furniture and equipment, net                                  1,728,306        1,852,405
Intangible assets, net                                                            8,720,589        7,137,857
Other assets                                                                        481,521          104,232
                                                                               ------------     ------------
          Total assets                                                         $ 22,992,298     $ 27,856,604
                                                                               ============     ============


                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Line of credit                                                         $         --     $  5,000,000
        Accounts payable                                                          2,144,236        1,627,328
        Accrued compensation expense                                                245,410          577,964
        Accrued liabilities                                                       6,694,153        7,240,558
        Customer deposits                                                         1,063,207        1,144,557
        Unearned revenues                                                         2,093,891        1,870,538
                                                                               ------------     ------------
          Total current liabilities                                              12,240,897       17,460,945

Accrued liabilities, less current portion                                         2,386,361        2,671,477

Commitments and contingencies

Shareholders' equity:
        Preferred stock, $.001 par value; 10,000,000 shares authorized;
          none issued or outstanding                                                     --               --
        Common stock, $.001 par value; 20,000,000 shares authorized;
          8,779,329 and  8,597,729 shares issued and outstanding,
          respectively                                                                8,779            8,598
        Additional paid-in capital                                               42,315,742       42,093,040
        Accumulated deficit                                                     (33,959,481)     (34,377,456)
                                                                               ------------     ------------
          Total shareholders' equity                                              8,365,040        7,724,182
                                                                               ------------     ------------

          Total liabilities and shareholders' equity                           $ 22,992,298     $ 27,856,604
                                                                               ============     ============


                 See notes to consolidated financial statements

                        SIMIONE CENTRAL HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                   Three Months Ended March 31,
                                                 --------------------------------
                                                     1999                1998
                                                 ------------        ------------

Net revenues:
    Software and services                        $  4,495,572        $  9,165,008
    Agency support                                  2,917,436           2,808,195
    Consulting services                             1,496,614           1,447,012
                                                 ------------        ------------
        Total net revenues                          8,909,622          13,420,215

Costs and expenses:
    Cost of revenues                                4,473,978           6,324,727
    Selling, general and administrative             2,368,138           4,128,956
    Research and development                        1,038,366           1,816,832
    Amortization and depreciation                     622,530             557,867
                                                 ------------        ------------
         Total costs and expenses                   8,503,012          12,828,382
                                                 ------------        ------------

    Income from operations                            406,610             591,833

Other income (expense):
    Interest expense                                  (69,000)            (15,579)
    Interest and other income                          80,365             110,726
                                                 ------------        ------------
Net income                                       $    417,975        $    686,980
                                                 ============        ============

Net income per share                             $       0.05        $       0.08
                                                 ============        ============

Weighted average common shares - basic              8,655,871           8,523,411
                                                 ============        ============


Net income per share - diluted                   $       0.05        $       0.07
                                                 ============        ============

Weighted average common shares - diluted            8,782,252           9,221,563
                                                 ============        ============


                 See notes to consolidated financial statements

                        SIMIONE CENTRAL HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   For the Three Months Ended March 31, 1999
                                  (unaudited)

                                                                                  Additional                             Total
                                                                     Common         Paid-in        Accumulated       Shareholders'
                                                      Shares         Stock          Capital          Deficit             Equity
                                                     ---------       ------       -----------      -----------       -------------

Balance at December 31, 1998                         8,597,729       $8,598       $42,093,040      $(34,377,456)       $7,724,182

Issuance of  $.001 par value common
stock from exercise of stock options                    81,600           81            60,302                --            60,383

Issuance of $.001 par value common
stock related to acquisitions                          100,000          100           162,400                --           162,500


Net income                                                  --           --                --           417,975           417,975
                                                     ---------       ------       -----------       -----------        ----------
Balance at March 31, 1999
                                                     8,779,329       $8,779       $42,315,742      $(33,959,481)       $8,365,040
                                                     =========       ======       ===========       ===========        ==========



                 See notes to consolidated financial statements

                        SIMIONE CENTRAL HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                   Three Months Ended March 31,
                                                                  ------------------------------
                                                                      1999              1998
                                                                  ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net  income                                                       $    417,975      $    686,980

ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Provision for doubtful accounts                                     231,749           189,748
   Amortization and depreciation                                       622,530           557,867

CHANGES IN ASSETS AND LIABILITIES:
   Accounts receivable                                                (360,548)          585,530
   Prepaid expenses and other current assets                           (56,922)          152,023
   Other assets                                                       (387,684)         (460,162)
   Accounts payable                                                    516,907          (262,436)
   Accrued compensation expense                                       (332,554)          287,708
   Accrued liabilities                                                (828,206)          (68,842)
   Customer deposits                                                   (81,350)         (168,121)
   Unearned revenues                                                   223,353           195,536
                                                                  ------------      ------------
        Net cash provided by (used in) operating activities            (34,750)        1,695,831
                                                                  ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of acquired companies, net of cash acquired                (1,800,000)         (367,169)
Purchase of software, furniture and equipment                         (119,964)          (95,229)
Increase in other intangible assets                                         --           (71,046)
                                                                  ------------      ------------
        Net cash used in investing activities                       (1,919,964)         (533,444)
                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable                                            (5,000,000)         (772,237)
Payments of related party notes                                                             (980)
Payments on capital lease obligations                                   (3,316)          (15,065)
Proceeds from exercise of stock options and warrants                    60,383             6,391
                                                                  ------------      ------------
        Net cash used in financing activities                       (4,942,933)         (781,891)
                                                                  ------------      ------------
        Net change in cash and cash equivalents                     (6,897,647)          380,496

Cash and cash equivalents, beginning of period                      10,526,816         8,266,860
                                                                  ------------      ------------

Cash and cash equivalents, end of period                          $  3,629,169      $  8,647,356
                                                                  ============      ============



                 See notes to consolidated financial statements

                         SIMIONE CENTRAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which consist of normal recurring adjustments) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1998 appearing in the Company's Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the 1999 financial statement presentation.

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

NOTE 2 - ACQUISITION

Effective March 26, 1999, the Company purchased substantially all the assets of Tropical Software Services ("Tropical"), a Windows based Home Medical Equipment
(HME) Management System. The acquisition was accounted for using the purchase method for financial reporting purposes. The purchase price of approximately $1,963,000 has been allocated to the assets acquired and liabilities assumed including $1,951,000 of purchased technology. Purchased technology is being amortized over an estimated three years useful life.


NOTE 3 - MAJOR CUSTOMERS

For the three months ended March 31, 1999 and 1998, affiliates of Columbia/HCA Healthcare Corporation accounted for approximately 31.4% and 44.0%, respectively, of the Company's total net revenue and for 7.4% and 16.7%, respectively, of net accounts receivable. Columbia/HCA terminated its outsourcing contracts with the Company in December 1998 and paid a settlement fee of $7.0 million of which $2.2 million was recognized as revenue for services provided during the three months ended March 31, 1999. Without these revenues the Company would have had a loss for the quarter.

                         SIMIONE CENTRAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999

NOTE 4 - SEGMENT RESULTS

The Company has three reportable segments: product related, outsourcing and consulting. The Company's product related segment sells comprehensive and flexible software solutions and services to enable home health care providers to more effectively operate their businesses and compete in the managed care environment. The outsourcing segment provides day-to-day personnel outsourcing for certain critical customer operational functions. The consulting segment assists home health care providers in addressing the challenges of reducing costs, maintaining quality, streamlining operations and re-engineering organizational structures.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those used for the consolidated financial statements. The revenues, operating losses and assets of the Company by business segment are as follows:

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                            1999                 1998
                                                                         -----------          -----------
              Revenues
                    Product related                                      $ 4,496,000          $ 6,039,000
                    Outsourcing                                            2,917,000            5,934,000
                    Consulting                                             1,497,000            1,447,000
                                                                         -----------          -----------
                                  Total                                  $ 8,910,000          $13,420,000
                                                                         ===========          ===========

              Cost of sales
                    Product related                                      $ 2,391,000          $ 4,021,000
                    Outsourcing                                              769,000            1,121,000
                    Consulting                                             1,314,000            1,183,000
                                                                         -----------          -----------
                                  Total                                  $ 4,474,000          $ 6,325,000
                                                                         ===========          ===========

              Research and development
                    Product related                                      $ 1,038,000          $ 1,817,000
                                                                         ===========          ===========

              Depreciation and amortization
                    Product related                                      $   435,000          $   415,000
                    Outsourcing                                               46,000               40,000
                    Consulting                                                95,000               89,000
                    Unallocated amounts
                        Corporate overhead                                    46,000               14,000
                                                                         -----------          -----------
                                   Total                                 $   622,000          $   558,000
                                                                         ===========          ===========

                                                                      MARCH 31, 1999    DECEMBER 31, 1998
                                                                      --------------    -----------------
              Assets
                    Product/outsourcing related                          $14,806,000          $11,894,000
                    Consulting                                             4,557,000            4,713,000
                    Unallocated corporate
                       assets net of
                       eliminations                                        3,629,000           11,250,000
                                                                         -----------          -----------
                                       Total                             $22,992,000          $27,857,000
                                                                         ===========          ===========

NOTE 5 - INTANGIBLE ASSETS

Intangible assets at March 31, 1999 consisted of the following:

                                                                ACCUMULATED      NET BOOK     AMORTIZATION
                                                    COST        AMORTIZATION       VALUE         PERIOD
                                                  -----------   ------------     ----------   ------------
                  Developed technology            $ 4,831,843   $(1,504,298)     $3,327,545   4 - 5  years
                  Goodwill                          4,239,200      (949,263)      3,289,937   9 - 10 years
                  Trade name                        1,142,000      (259,554)        882,446       11 years
                  Other                             1,695,021      (474,360)      1,220,661   6 - 10 years
                                                  -----------   -----------      ----------
                       Total                      $11,908,064   $(3,187,475)     $8,720,589
                                                  ===========   ===========      ==========

                        SIMIONE CENTRAL HOLDINGS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 March 31, 1999

NOTE 6 - RESTRUCTURING CHARGES

As a result of the change in the home care business environment resulting from the interim payment system ("IPS") which lowered the cost per visit limitations and created restrictions on the amount of cost reimbursement per Medicare beneficiary, the termination of the Columbia/HCA contracts, and the decision to eliminate certain legacy development projects including the AS400 effort, the Company incurred severance and certain other restructuring costs totaling $11.6 million in 1998. In December of 1998, Columbia/HCA terminated its contracts with the Company and paid a settlement fee of $7.0 million of which $4.0 million reduced the restructuring charges incurred in 1998. The following table presents a roll forward of the one time charges incurred by the Company.

                                             Balance                                                        Balance
                                           December 31,                                                    March 31,
                                              1998          Additions       Reductions        Usage           1999
                                           -----------     -----------     -----------     -----------     -----------
Excess capacity                            $ 5,203,049     $        --     $        --     $  (376,675)    $ 4,826,374
Severance                                    1,332,596              --              --        (332,175)      1,000,421
                                           -----------     -----------     -----------     -----------     -----------
 Total restructuring costs                 $ 6,535,645     $        --              --     $  (708,850)    $ 5,826,795
                                                           ===========     ===========     ===========
Accrued liability less current portion      (3,864,168)                                                     (3,440,434)
                                                                                                           -----------
Accrued liability , long term              $ 2,671,477                                                     $ 2,386,361
                                           ===========                                                     ===========

NOTE 7 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted shares:

                                                            THREE MONTHS ENDED MARCH 31,
                                                               1999             1998
                                                             ---------        ---------
                  Weighted average - basic                   8,655,871        8,523,411
                  Common stock equivalents                     126,381          698,152
                                                             ---------        ---------
                  Weighted average - diluted                 8,782,252        9,221,563
                                                             =========        =========



NOTE 8 - INCOME TAXES

At December 31, 1998, the Company had approximately $10.6 million of net operating losses ("NOL") for income tax purposes available to offset future taxable income. Such losses expire at various dates through 2013, if not utilized, and may be subject to certain limitations for changes in ownership. A valuation allowance reducing net deferred tax assets recognized to zero has been recorded based on management's assessment that it is not "more likely than not" that the assets are realizable as of March 31, 1999.

NOTE 9 - RECENTLY ADOPTED ACCOUNTING STANDARDS

In 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for the Company's fiscal year ending December 31, 2000. The Company's management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's position or results of operations.

                        SIMIONE CENTRAL HOLDINGS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 MARCH 14, 1998

NOTE 10 - SUBSEQUENT EVENT

In April 1999, the Company entered into a Letter of Understanding with a bank. Pursuant to the letter, the bank agreed to make available to the Company a revolving line of credit, the maximum principal amount of which at any time must be equal to the lessor of $3 million or the "borrowing base" then in effect. Interest will accrue at a variable rate per annum equal to the prime rate plus 1.8%. Under the terms of the letter, the Company will grant to the bank a security interest in all accounts receivable. The terms of the letter are subject to the bank's on-site due diligence, receipt and review of receivables and financial information, and credit committee approval.

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

         The Company enters into multi-year contracts (generally 3 to 5 years) with its customers in connection with its provision of outsourcing services. In general, these contracts provide for the payment of monthly fees based on the number of billed home care visits made by the customer. Revenues derived under these contracts are recognized monthly as the related services are rendered and typically range from several hundred thousand dollars to several million dollars per year. As a result, the loss of any of these contracts could have a material adverse impact on the Company's business, financial condition and results of operations.

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

                         SIMIONE CENTRAL HOLDINGS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The Company defines recurring revenues as revenues derived under multi-year contracts in addition to annual software support agreements. These revenues were approximately $2.2 million, or 23.1% of total net revenues, for the three months ended March 31, 1999 and $6.6 million, or 49.4% of total net revenues for the three months ended March 31, 1998.

         For the three months ended March 31, 1999 and 1998, the Company derived 31.4% and 44.0%, respectively of its total net revenues from contracts with affiliates of Columbia/HCA. The contracts with Columbia/HCA were terminated on December 1, 1998 and a settlement of $7.0 million was agreed to by both parties for the early termination of the contracts and for specific wind down of activities to be performed by the Company through March 31, 1999. Included in the first quarter of 1999 are revenues totaling $2.2 million from the wind down of some Columbia/HCA agreements. Without these revenues, the Company would have had a loss for the quarter.

            The Company believes that continued enhancement of its software systems is critical to its future success, and anticipates that investment in existing and new products will continue as needed to support the Company's product strategies. Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. For the three months ended March 31, 1999 and 1998, the Company capitalized $255,000 and $490,000, respectively, of computer software development costs.

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

YEAR 2000 ISSUES (CONTINUED)

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

BACKLOG

         The Company had backlog associated with its software of approximately $2.8 million and $5.9 million on March 31, 1999 and 1998, respectively. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees and professional services. The length of time required to complete an implementation depends on many factors outside the control of the Company, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete the implementation process. As a result, the Company may be unable to predict accurately the amount of revenue it will recognize in any period and therefore can make no assurances that the amounts in backlog will be recognized in the next twelve months.

RESULTS OF OPERATIONS

Net Revenues. Total net revenues for the three months ended March 31, 1999 decreased $4.5 million, or 33.6%, to $8.9 million as compared to the three months ended March 31, 1998. This decrease includes $3.1 million attributable to the termination of the Columbia/HCA contracts and $1.1 million attributable to a decrease in new software sales and related services.

Cost of Revenues. Total cost of revenues decreased $1.9 million, or 29.3%, to $4.5 million for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease is principally the result of a reduction in costs associated with the decrease in new software sales and related services. As a percentage of total net revenues, total costs of revenues increased to 50.2% for the three months ended March 31, 1999 from 47.1% for the three months ended March 31, 1998. The increase as a percentage of total net revenues is principally due to the decrease in total net revenues.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended March 31, 1999 decreased $1.8 million to $2.4 million as compared to the three months ended March 31, 1998. This decrease is principally attributable to the restructuring of the Company in late 1998. The restructuring was a result of the change in the home care business environment resulting from IPS, and the termination of the Columbia/HCA contracts, coupled with the decision to eliminate certain legacy development projects. As a percentage of total net revenues, selling, general and administrative expenses were 26.6% for the three months ended March 31, 1999 compared with 30.8% for the three months ended March 31, 1998.

                         SIMIONE CENTRAL HOLDINGS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

Research and Development Expenses. Research and development expenses for the three months ended March 31, 1999 decreased $778,000, or 42.9%, as compared to the three months ended March 31, 1998. As a percentage of total net revenues, these expenses decreased to 11.7% for the three months ended March 31, 1999, from 13.5% for the three months ended March 31, 1998. The decrease in expenses and the decrease in percentage of total net revenues is principally due to the abandonment of certain legacy development projects in late 1998.

Amortization and Depreciation. Depreciation and amortization expense for the three months ended March 31, 1999 remained constant at approximately $600,000 as compared to the three months ended March 31, 1998.

Other Income (Expense). Interest expense for the three months ended March 31, 1999 and 1998 relates to borrowings under the Company's line of credit agreement and capital lease obligations. Interest and other income for the three months ended March 31, 1999 and 1998 consists principally of interest income related to the Company's short-term cash investments and has remained constant at approximately $100,000.

Income Taxes. At December 31, 1998, the Company had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $10.6 million, which expire at various dates through 2013, if not utilized. The Company also has research and development and alternative minimum tax credits ("tax credits") of approximately $90,000 available to reduce future income tax liabilities. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL and tax credit carryforwards may be limited as to their utilization in any year. The Company has concluded that it is more likely than not that these NOLs and tax credit carryforwards will not be realized based on a weighing of evidence at March 31, 1999, and as a result, a 100% deferred tax valuation allowance has been recorded against these assets. For the three months ended March 31, 1999, the Company has applied a portion of the NOL against income tax expense for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, the Company had a working capital deficit of $179,000 and cash and cash equivalents of $3.6 million. The Company's current liabilities as of March 31, 1999 include customer deposits of $1.1 million and unearned revenues of $2.1 million which will not require the use of cash by the Company in the future.

         Net cash used in operating activities for the three months ended March 31, 1999 was $35,000. In March, 1999, the Company completed the Tropical acquisition for $1.8 million in cash and 100,000 shares of common stock at the then fair market value of $1.63 per share. Also in March 1999, the Company repaid a $5 million line of credit obligation to a bank.

         The Company has signed a Letter of Understanding with a bank to obtain a $3 million line of credit. The loan is anticipated to be closed in the next 60 days.

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

                         SIMIONE CENTRAL HOLDINGS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPACT OF NEW ACCOUNTING STANDARDS

         In 1998, the Financial and Accounting Standards Board issued SFAS No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for the Company's fiscal year ending December 31, 2000. The Company's management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's position or results of operations.

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

                  None

         Item 4.  Submission of Matters to a Vote of Security Holders.

                  None.

         Item 5.  Other Information.

                  None.

         Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                           The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

         Exhibit No.       Description
         -----------       -----------

         10.1              Promissory note dated January 19, 1999
                           between the Company and Jack Arthur.

         27.1              Financial Data Schedule (for SEC use only).

         (b)               Reports on Form 8-K:

                           The Company filed a Current Report on Form 8-K on
February 12, 1999 announcing that it had appointed Arthur Andersen LLP as the Company's independent accountants for the fiscal year ended December 31, 1998 and dismissed Ernst & Young LLP.

                  EXHIBIT INDEX

10.1 Promissory note dated January 19, 1999 between the Company and Jack Arthur.


27.1     Financial Data Schedule (for SEC Use Only).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SIMIONE CENTRAL HOLDINGS, INC.


         Dated: May 17, 1999         By: /s/ Barrett C. O'Donnell
                                         -------------------------------------
                                     BARRETT C. O'DONNELL
                                     Chairman of the Board, Chief Executive
                                     Officer and Acting Chief Financial Officer