Form 10-Q
period 1999-06-30
SIMIONE CENTRAL HOLDINGS INC
filed 1999-08-16
CIK 896157

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

                  For the period ended June 30, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to _________


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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                                       Outstanding at
                  Class                                                7/30/99
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

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX


         PART I.           FINANCIAL INFORMATION

         Item 1.           Consolidated Financial Statements

                           Consolidated Balance Sheets - June 30, 1999 and
                           December 31, 1998 (unaudited).

                           Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1999 and 1998
                           (unaudited).

                           Consolidated Statements of Shareholders' Equity -
                           Six Months Ended June 30, 1999 (unaudited).

                           Consolidated Statements of Cash Flows - Six Months
                           Ended June 30, 1999 and 1998 (unaudited).

                           Notes to Consolidated Financial Statements - June
                           30, 1999 (unaudited).

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

         Item 3.           Defaults Upon Senior Securities

         Item 4.           Submission of Matters to a Vote of Security Holders

         Item 5.           Other Information

         Item 6.           Exhibits and Reports on Form 8-K



                           SIGNATURES

                        SIMIONE CENTRAL HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                           June 30,       December 31,
                                                                                             1999             1998
                                                                                         ------------     ------------
                                                                                                            (audited)
                                            ASSETS

 Current assets:
        Cash and cash equivalents                                                        $  2,411,247     $ 10,526,816
        Accounts receivable, net of allowance for doubtful
          accounts of $1,927,676 and $1,674,404 respectively                                7,316,689        7,679,524
        Prepaid expenses and other current assets                                             786,963          555,770
                                                                                         ------------     ------------
          Total current assets                                                             10,514,899       18,762,110

Purchased software, furniture and equipment, net                                            1,497,031        1,852,405
Intangible assets, net                                                                      8,189,952        7,137,857
Other assets                                                                                  737,354          104,232
                                                                                         ------------     ------------
          Total assets                                                                   $ 20,939,236     $ 27,856,604
                                                                                         ============     ============


                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Line of credit                                                                   $         --     $  5,000,000
        Accounts payable                                                                    2,994,413        1,627,328
        Accrued compensation expense                                                          202,632          577,964
        Accrued liabilities                                                                 6,244,521        7,240,558
        Customer deposits                                                                     950,471        1,144,557
        Unearned revenues                                                                   2,062,263        1,870,538
                                                                                         ------------     ------------
          Total current liabilities                                                        12,454,300       17,460,945

Accrued liabilities, less current portion                                                   2,101,245        2,671,477

Commitments and contingencies

Shareholders' equity:
        Preferred stock, $.001 par value; 10,000,000 shares authorized;
          none issued or outstanding                                                               --               --
        Common stock, $.001 par value; 20,000,000 shares authorized;
          8,782,729 and  8,597,729 shares issued and outstanding,
          respectively                                                                          8,783            8,598
        Additional paid-in capital                                                         42,318,255       42,093,040
        Accumulated deficit                                                               (35,943,347)     (34,377,456)
                                                                                         ------------     ------------
          Total shareholders' equity                                                        6,383,691        7,724,182
                                                                                         ------------     ------------

          Total liabilities and shareholders' equity                                     $ 20,939,236     $ 27,856,604
                                                                                         ============     ============


                 See notes to consolidated financial statements

                        SIMIONE CENTRAL HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                    Three Months Ended June 30,               Six Months Ended June 30,
                                                 --------------------------------        ---------------------------------
                                                     1999               1998                 1999                 1998
                                                 ------------        ------------        ------------         ------------

Net revenues:
    Software and services                        $  3,562,404        $  9,951,431        $  8,057,976         $ 19,116,439
    Agency support                                    543,799           1,858,626           3,461,234            4,666,821
    Consulting services                             1,920,004           1,763,547           3,416,618            3,210,559
                                                 ------------        ------------        ------------         ------------
        Total net revenues                          6,026,207          13,573,604          14,935,828           26,993,819

Costs and expenses:
    Cost of revenues                                4,266,694           6,657,735           8,740,673           12,996,972
    Selling, general and administrative             2,203,989           3,802,875           4,572,122            7,931,831
    Research and development                          842,914           1,587,922           1,881,280            3,390,244
    Amortization and depreciation                     777,005             601,406           1,399,537            1,159,273
                                                 ------------        ------------        ------------         ------------
         Total costs and expenses                   8,090,602          12,649,938          16,593,612           25,478,320
                                                 ------------        ------------        ------------         ------------

    Income (loss) from operations                  (2,064,395)            923,666          (1,657,784)           1,515,499

Other income (expense):
    Interest expense                                   (1,835)             (8,573)            (70,835)             (24,152)
    Interest and other income                          82,362              96,080             162,728              206,806
                                                 ------------        ------------        ------------         ------------
Net income (loss)                                $ (1,983,868)       $  1,011,173        $ (1,565,891)        $  1,698,153
                                                 ============        ============        ============         ============

Net income (loss) per share                      $      (0.23)       $       0.12        $      (0.18)        $       0.20
                                                 ============        ============        ============         ============

Weighted average common shares - basic              8,781,683           8,536,133           8,719,125            8,529,785
                                                 ============        ============        ============         ============


Net income (loss) per share - diluted            $      (0.23)       $       0.11        $      (0.18)        $       0.18
                                                 ============        ============        ============         ============

Weighted average common shares - diluted            8,781,683           9,572,954           8,719,125            9,397,271
                                                 ============        ============        ============         ============

                 See notes to consolidated financial statements

                        SIMIONE CENTRAL HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)


                                                                                Additional                               Total
                                                               Common            Paid-in          Accumulated        Shareholders'
                                              Shares            Stock            Capital            Deficit             Equity
                                          ------------      ------------       ------------      ------------        ------------

Balance at December 31, 1998                 8,597,729      $      8,598       $ 42,093,040      $(34,377,456)       $  7,724,182

Issuance of $.001 par value common
stock from exercise of stock options            85,000                85             62,815                --              62,900

Issuance of $.001 par value common
stock related to acquisitions                  100,000               100            162,400                --             162,500


Net income                                          --                --                 --        (1,565,891)         (1,565,891)
                                          ------------      ------------       ------------      ------------        ------------

Balance at June 30, 1999                     8,782,729      $      8,783       $ 42,318,255      $(35,943,347)       $  6,383,691
                                          ============      ============       ============      ============        ============

                 See notes to consolidated financial statements

                        SIMIONE CENTRAL HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                           Six Months Ended June 30,
                                                                                         -----------------------------
                                                                                             1999             1998
                                                                                         ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net  income (loss)                                                                       $ (1,565,891)    $  1,698,153

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Provision for doubtful accounts                                                            390,626          463,991
   Amortization and depreciation                                                            1,399,537        1,159,273

CHANGES IN ASSETS AND LIABILITIES:
   Accounts receivable                                                                        (16,091)      (1,217,224)
   Prepaid expenses and other current assets                                                 (231,193)         (10,760)
   Other assets                                                                              (643,517)      (1,365,419)
   Accounts payable                                                                         1,367,085          256,232
   Accrued compensation expense                                                              (375,332)         215,947
   Accrued liabilities                                                                     (1,559,509)        (631,760)
   Customer deposits                                                                         (194,086)        (333,646)
   Unearned revenues                                                                          191,725          256,784
                                                                                         ------------     ------------
        Net cash provided by (used in) operating activities                                (1,236,646)         491,571
                                                                                         ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of acquired companies, net of cash acquired                                       (1,800,000)        (405,186)
Purchase of software, furniture and equipment                                                (135,058)        (315,510)
Increase in other intangible assets                                                                --          (71,046)
                                                                                         ------------     ------------
        Net cash used in investing activities                                              (1,935,058)        (791,742)
                                                                                         ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable                                                                   (5,000,000)        (773,599)
Payments of related party notes                                                                    --             (980)
Payments on capital lease obligations                                                          (6,765)         (39,604)
Proceeds from exercise of stock options and warrants                                           62,900           98,251
                                                                                         ------------     ------------
        Net cash used in financing activities                                              (4,943,865)        (715,932)
                                                                                         ------------     ------------
        Net change in cash and cash equivalents                                            (8,115,569)      (1,016,103)

Cash and cash equivalents, beginning of period                                             10,526,816        8,266,860
                                                                                         ------------     ------------

Cash and cash equivalents, end of period                                                 $  2,411,247     $  7,250,757
                                                                                         ============     ============

                 See notes to consolidated financial statements

                         SIMIONE CENTRAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1999




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

DESCRIPTION OF BUSINESS

The Company is a leading provider of integrated systems and services designed to enable home health care providers to more effectively operate their businesses and compete in a managed care environment. The Company offers several comprehensive and flexible software solutions, each of which provide a core platform of software applications and which incorporate selected specialized modules based on customer demand. These software solutions are designed to enable customers to generate and utilize comprehensive financial, operational and clinical information. In addition to its software solutions and related software support services, the Company's home health care consulting services assist providers in addressing the challenges of reducing costs, maintaining quality, streamlining operations and re-engineering organizational structures. The Company also provides comprehensive agency support services, which include administrative, billing and collection, training, reimbursement and financial management services, among others.


NOTE 2 - MAJOR CUSTOMERS

For the three months and six months ended June 30, 1999 affiliates of Columbia/HCA Healthcare Corporation accounted for approximately 2.3% and 19.7%, respectively, of the Company's total net revenue. Columbia/HCA terminated its outsourcing contracts with the Company in December 1998 and paid a settlement fee of $7.0 million of which $2.2 million was recognized as revenue for services provided during the first quarter of 1999. Without these revenues the Company would have had a loss for the first quarter of 1999.

                         SIMIONE CENTRAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1999




NOTE 3 - SEGMENT RESULTS

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

                                                THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                    1999           1998            1999           1998
                   Revenue
                        Product related           $ 3,562,000     $ 7,798,000    $ 8,058,000    $13,756,000
                        Outsourcing                   544,000       4,012,000      3,461,000     10,027,000
                        Consulting                  1,920,000       1,764,000      3,417,000      3,211,000
                                                  -----------     -----------    -----------    -----------
                                  Total           $ 6,026,000     $13,574,000    $14,936,000    $26,994,000
                                                  ===========     ===========    ===========    ===========

                   Cost of revenues
                        Product related           $ 2,302,000     $ 4,206,000    $ 4,693,000    $ 8,242,000
                        Outsourcing                   615,000       1,044,000      1,384,000      2,164,000
                        Consulting                  1,350,000       1,408,000      2,664,000      2,591,000
                                                  -----------     -----------    -----------    -----------
                                  Total           $ 4,267,000     $ 6,658,000    $ 8,741,000    $12,997,000
                                                  ===========     ===========    ===========    ===========

                   Research and development
                        Product related           $   843,000     $ 1,588,000    $ 1,881,000    $ 3,390,000
                                                  ===========     ===========    ===========    ===========

                   Depreciation and
                   amortization
                        Product related           $   654,000     $   446,000    $ 1,089,000    $   862,000
                        Outsourcing                    12,000          44,000         58,000         84,000
                        Consulting                     96,000          90,000        192,000        178,000
                        Unallocated amounts
                           Corporate overhead          15,000          21,000         61,000         35,000
                                                  -----------     -----------    -----------    -----------
                                  Total           $   777,000     $   601,000    $ 1,400,000    $ 1,159,000
                                                  ===========     ===========    ===========    ===========


                                                              JUNE 30, 1999    DECEMBER 31, 1998
                                                              -------------    -----------------
                   Assets
                   Product/outsourcing                          $13,366,000      $11,894,000
                     related
                   Consulting                                     5,009,000        4,713,000
                   Unallocated corporate
                     assets net of eliminations                   2,564,000       11,250,000
                                                                -----------      -----------
                   Total                                        $20,939,000      $27,857,000
                                                                ===========      ===========

NOTE 4 - INTANGIBLE ASSETS

Intangible assets at June 30, 1999 consisted of the following:

                                                                  ACCUMULATED      NET BOOK     AMORTIZATION
                                                     COST         AMORTIZATION      VALUE          PERIOD
                                                     ----         ------------      -----          ------
                   Developed technology           $ 4,831,843     $(1,836,592)   $ 2,995,251     4-5  years
                   Goodwill                         4,239,200      (1,068,385)     3,170,815     9-10 years
                   Trade name                       1,142,000        (285,509)       856,491       11 years
                   Other                            1,695,021        (527,626)     1,167,395     6-10 years
                                                  -----------     -----------    -----------
                        Total                     $11,908,064     $(3,718,112)   $ 8,189,952
                                                  ===========     ===========    ===========

                         SIMIONE CENTRAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1999

NOTE 5 - RESTRUCTURING CHARGES

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

                                                            Balance                                                      Balance
                                                          December 31,                                                   June 30,
                                                              1998      Additions  Reductions           Usage              1999
                                                              ----      ---------  ----------           -----              ----
Excess capacity                                          $ 5,203,049       $   --      $   --      $  (476,579)     $  4,726,470
Severance                                                  1,332,596           --          --         (675,375)          657,221
                                                         -----------       ------      ------      -----------       -----------
 Total restructuring costs                               $ 6,535,645       $   --      $   --      $(1,151,954)     $  5,383,691
                                                                           ======      ======      ===========
Accrued liability less current portion                    (3,864,168)                                                 (3,282,446)
                                                         -----------                                                 ------------
Accrued liability, long term                             $ 2,671,477                                                $  2,101,245
                                                         ===========                                                 ============


NOTE 6 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted shares:

                                                    THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE,
                                                       1999            1998          1999            1998
                                                       ----            ----          ----            ----
                   Weighted average - basic         8,781,683       8,536,133      8,719,125      8,529,785
                   Common stock equivalents                --       1,036,821             --        867,486
                                                  -----------     -----------    -----------    -----------
                   Weighted average - diluted       8,781,683       9,572,954      8,719,125      9,397,271
                                                  ===========     ===========    ===========    ===========


NOTE 7 - INCOME TAXES

At December 31, 1998, the Company had approximately $10.6 million of net operating losses ("NOL") for income tax purposes available to offset future taxable income. Such losses expire at various dates through 2013, if not utilized, and may be subject to certain limitations for changes in ownership. A valuation allowance reducing net deferred tax assets recognized to zero has been recorded based on management's assessment that it is not "more likely than not" that the assets are realizable as of June 30, 1999.

NOTE 8 - RECENTLY ADOPTED ACCOUNTING STANDARDS

In 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for the Company's fiscal year ending December 31, 2000. The Company's management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's position or results of operations.

NOTE 9 - ACQUISITIONS

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

In May, 1999 the Company entered into a definitive agreement to merge with MCS, Inc., a wholly owned subsidiary of Mestek. For every share of outstanding Simione Central stock, the Company will issue .85 shares of its common stock to Mestek in the exchange. MCS is a leading provider of information systems and services to the home healthcare industry with approximately $16.6 million (unaudited) in revenues and $1.4 million (unaudited) in net income in 1998. MCS markets its products under the MestaMed name. It has approximately 750 customers.


NOTE 10 - SUBSEQUENT EVENTS

In July, 1999 the Company entered into a definitive agreement to acquire Care Centric Solutions, an emerging provider of point-of-care systems in the home healthcare information systems' marketplace, for approximately 3.3 million shares of newly issued preferred stock of Simione Central. The preferred stock will be converted into common stock of the Company only upon approval of its shareholders. Such purchase price is subject to adjustments based on various factors including the market price of the Company's common stock during the fourth quarter of 2000. In connection with the CareCentric merger, the Company assumed a loan with an outstanding balance of $1.5 million. Although the complete terms of the assumption are not final, the terms are expected to result in the loan being payable in monthly installments with interest only through January 2000, and principal payments through January 2003. The loan is secured by a blanket first priority lien on the assets the Company acquired from CareCentric.

The Company is undergoing negotiations to create a line of credit with a bank to fund operations. The Company expects the line of credit will be fully operational in September 1999. The terms of the line will most likely require certain levels of liquidity to be maintained. Additionally, certain operating results for future periods must be identified in order maintain the availability of the line for future use.

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

         The Company sells its software pursuant to non-exclusive license agreements that provide for the payment of a one-time license fee. In accordance with SOP 97-2, these revenues are recognized when products are delivered and the collectibility of fees is probable, provided that no significant obligations remain under the contract. Revenues derived from the sale of software products requiring significant modification or customization are recognized based upon the percentage of completion method. The price of the Company's software varies depending on the number of software modules licensed and the number of users accessing the system and can range from ten thousand dollars to a few million dollars. The Company generally requires payment of a deposit upon the signing of a customer order as well as certain additional payments prior to delivery. As a result, the Company's balance sheet reflects significant customer deposits.

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

                         SIMIONE CENTRAL HOLDINGS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            The Company defines recurring revenues as revenues derived under multi-year contracts in addition to annual software support agreements. These revenues were approximately $2.3 million, or 38.2% of total net revenues and $4.6 million, or 30.8% of total net revenues, for the three months and six months ended June 30, 1999, respectively and $4.9 million, or 35.8% of total net revenues and $11.0 million, or 40.6% of total net revenues for the three months and six months ended June 30, 1998, respectively.

         For the three months and six months ended June 30, 1999, the Company derived 2.3% and 19.7%, respectively of its total net revenues from contracts with affiliates of Columbia/HCA. For the three months and six months ended June 30, 1998, the Company derived 29.4% and 36.7%, respectively of its total net revenues from contracts with affiliates of Columbia/HCA. The contracts with Columbia/HCA were terminated on December 1, 1998 and a settlement of $7.0 million was agreed to by both parties for the early termination of the contracts and for specific wind down of activities to be performed by the Company through March 31, 1999. Included in the first quarter of 1999 are revenues totaling $2.2 million from the wind down of some Columbia/HCA agreements. Without these revenues, the Company would have had a loss for the first quarter of 1999.

         The Company believes that continued enhancement of its software systems is critical to its future success, and anticipates that investment in existing and new products will continue as needed to support the Company's product strategies. Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. For the three months and six months ended June 30, 1999, the Company capitalized $255,000 and $510,000, respectively, and for the three months and six months ended June 30, 1998, the Company capitalized $736,000 and $1.2 million, respectively, of computer software development costs. All computer software development costs capitalized prior to 1999 were written-off during the third quarter of 1998 when certain development projects were abandoned.

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

         State of Readiness. The Company is assessing both the readiness of its internal computer systems and the compliance of its software and computer products licensed and sold to customers for handling Year 2000 issues. The Company has appointed a Year 2000 Project Manager and has established a Task Force to evaluate the Company's products and services, business operations, and relationships with customers and business partners. The mission of the Task Force is to actively prepare the Company's systems and assist the Company's customers for Year 2000 issues, as well as prepare contingency plans for the potential compromise in the performance of critical systems and services. The Company expects to implement successfully the systems and programming changes necessary to address the Year 2000 issues of its major software products. Both the STAT2 product and the DME6.3 product are now Year 2000 compliant. The Company is also assessing and addressing the possible effects on the Company's operations of the Year 2000 readiness of key vendors and 3rd party software providers. The Company's reliance on vendors and 3rd party software providers, and therefore, on the proper functioning of their information systems and software, means that their failure to address Year 2000 issues could have a material impact on the Company's operations and financial results. The Company is contacting such vendors and suppliers and while it has not discovered any material Year 2000 issues yet, the Company can not guarantee the performance or representations of such entities.

                         SIMIONE CENTRAL HOLDINGS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 ISSUES (CONTINUED)

         Costs. The Company has incurred costs of approximately $750,000 in addressing Year 2000 issues, consisting primarily of programming expenses and replacing technology which was not Year 2000 compliant. The Company does not believe that the remaining costs of achieving Year 2000 readiness will have a material effect on the Company's results of operations or financial condition.

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

BACKLOG

         The Company had backlog associated with its software of approximately $2.2 million and $5.5 million on June 30, 1999 and 1998, respectively. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees and professional services. The length of time required to complete an implementation depends on many factors outside the control of the Company, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete the implementation process. As a result, the Company may be unable to predict accurately the amount of revenue it will recognize in any period and therefore can make no assurances that the amounts in backlog will be recognized in the next twelve months.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Net Revenues. Total net revenues for the three months ended June 30, 1999 decreased $7.5 million, or 55.6%, to $6.0 million as compared to the three months ended June 30, 1998. This decrease includes $3.9 million attributable to the termination of the Columbia/HCA contracts and $3.5 million attributable to a decrease in new software sales and related services.

Cost of Revenues. Total cost of revenues decreased $2.4 million, or 35.9%, to $4.3 million for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease is principally the result of a reduction in costs associated with the decrease in new software sales and related services. As a percentage of total net revenues, total costs of revenues increased to 70.8% for the three months ended June 30, 1999 from 49.1% for the three months ended June 30, 1998. The increase as a percentage of total net revenues is principally due to the decrease in total net revenues and certain employee support costs associated with the Columbia/HCA contracts which were incurred until May and June 1999.

                         SIMIONE CENTRAL HOLDINGS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (CONTINUED)

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended June 30, 1999 decreased $1.6 million to $2.2 million as compared to the three months ended June 30, 1998. This decrease is principally attributable to the restructuring of the Company in late 1998. The restructuring was a result of the change in the home care business environment resulting from IPS, and the termination of the Columbia/HCA contracts, coupled with the decision to eliminate certain legacy development projects. As a percentage of total net revenues, selling, general and administrative expenses were 36.6% for the three months ended June 30, 1999 compared with 28.0% for the three months ended June 30, 1998.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 1999 decreased $745,000, or 46.9%, as compared to the three months ended June 30, 1998. The decrease in expenses is principally due to the abandonment of certain legacy development projects in late 1998. As a percentage of total net revenues, these expenses increased to 14.0% for the three months ended June 30, 1999, from 11.7% for the three months ended June 30, 1998. The increase in the percentage of total net revenues is principally due to the decrease in total revenues.

Amortization and Depreciation. Depreciation and amortization expense for the three months ended June 30, 1999 increased $176,000, or 29.2%, to $777,000 as compared to the three months ended June 30, 1998. This increase is principally due to the amortization of goodwill resulting from the Tropical acquisition in March 1999.

Other Income (Expense). Interest expense for the three months ended June 30, 1999 and 1998 relates to borrowings under the Company's line of credit agreement and capital lease obligations. Interest and other income for the three months ended June 30, 1999 and 1998 consists principally of interest income related to the Company's short-term cash investments and has remained constant at approximately $90,000.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Net Revenues. Total net revenues for the six months ended June 30, 1999 decreased $12.1 million, or 44.7%, to $14.9 million as compared to the six months ended June 30, 1998. This decrease includes $7.0 million attributable to reduced revenues from the loss of the Columbia/HCA contracts and $4.4 million attributable to a decrease in new software sales and related services.

Cost of Revenues. Total cost of revenues decreased $4.3 million, or 32.8%, to $8.7 million for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease is principally the result of a reduction in costs associated with the decrease in new software sales and related services. As a percentage of total net revenues, total costs of revenues increased to 58.5% for the six months ended June 30, 1999 from 48.2% for the six months ended June 30, 1998. The increase as a percentage of total net revenues is principally due to the decrease in total net revenues and certain employee support costs associated with the Columbia/HCA contracts which were incurred until May and June 1999.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the six months ended June 30, 1999 decreased $3.4 million to $4.6 million as compared to the six months ended June 30, 1998. This decrease is principally attributable to the restructuring of the Company in late 1998. The restructuring was a result of the change in the home care business environment resulting from IPS, and the termination of the Columbia/HCA contracts, coupled with the decision to eliminate certain legacy development projects. As a percentage of total net revenues, selling, general and administrative expenses were 30.6% for the six months ended June 30, 1999 compared with 29.4% for the six months ended June 30, 1998.

                         SIMIONE CENTRAL HOLDINGS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998 (CONTINUED)

Research and Development Expenses. Research and development expenses for the six months ended June 30, 1999 decreased $1.5 million, or 44.5%, as compared to the six months ended June 30, 1998. The decrease in expenses is principally due to the abandonment of certain legacy development projects in late 1998. As a percentage of total net revenues, these expenses remained constant at 12.6% principally due to the decrease in the expenses and a corresponding decrease in total revenues.

Amortization and Depreciation. Depreciation and amortization expense for the six months ended June 30, 1999 increased $240,000, or 20.7%, to $1.4 million as compared to the six months ended June 30, 1998. This increase is principally due to the amortization of goodwill resulting from the Tropical acquisition in March 1999.

Other Income (Expense). Interest expense for the six months ended June 30, 1999 and 1998 relates to borrowings under the Company's line of credit agreement and capital lease obligations. Interest and other income for the six months ended June 30, 1999 and 1998 consists principally of interest income related to the Company's short-term cash investments and decreased $44,000.

Income Taxes. At December 31, 1998, the Company had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $10.6 million, which expire at various dates through 2013, if not utilized. The Company also has research and development and alternative minimum tax credits ("tax credits") of approximately $90,000 available to reduce future income tax liabilities. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL and tax credit carryforwards may be limited as to their utilization in any year. The Company has concluded that it is more likely than not that these NOLs and tax credit carryforwards will not be realized based on a weighing of evidence at June 30, 1999, and as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, the Company had a working capital deficit of $1.9 million and cash and cash equivalents of $2.4 million. The Company's current liabilities as of June 30, 1999 include customer deposits of $1.0 million and unearned revenues of $2.1 million which will not require the use of cash by the Company in the future.

         Net cash used in operating activities for the six months ended June 30, 1999 was $1.2 million. In March, 1999, the Company completed the Tropical acquisition for $1.8 million in cash and 100,000 shares of common stock at the then fair value of $1.63 per share. Also in March 1999, the Company repaid a $5 million line of credit obligation to a bank. In May 1999, the Company entered into a definitive agreement to merge with MCS, Inc., a wholly owned subsidiary of Mestek. For every share of outstanding Simione Central stock, the Company will issue .85 shares of its common stock to Mestek in the exchange. MCS is a leading provider of information systems and services to the home healthcare industry with approximately $16.6 million (unaudited) in revenues and $1.4 million (unaudited) in net income in 1998.

         The Company is undergoing negotiations to create a line of credit with a bank to fund operations. The Company expects the line of credit will be fully operational in September 1999. The terms of the line will most likely require certain levels of liquidity to be maintained. Additionally, certain operating results for future periods must be identified in order maintain the availability of the line for future use.

                         SIMIONE CENTRAL HOLDINGS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES  (CONTINUED)

         Also in July, 1999 the Company entered into a definitive agreement to acquire Care Centric Solutions, an emerging provider of point-of-care systems in the home healthcare information systems' marketplace, for approximately 3.3 million shares of newly issued preferred stock of Simione Central. The preferred stock will be converted into common stock of the Company only upon approval of its shareholders. Such purchase price is subject to adjustments based on various factors including the market price of the Company's common stock during the fourth quarter of 2000. In connection with the CareCentric merger, the Company assumed a loan with an outstanding balance of $1.5 million. Although the complete terms of the assumption are not final, the terms are expected to result in the loan being payable in monthly installments with interest only through January 2000, and principal payments through January 2003. The loan is secured by a blanket first priority lien on the assets the Company acquired from CareCentric.

         The Company believes that the combination of its cash, cash equivalents, cash to be generated from its future results of operations and funds that will be made available assuming the successful completion of the Line of Credit, will be sufficient to meet the Company's operating requirements, assuming no material adverse change in the operation of the Company's business, for at least the next twelve months.

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

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings.

                  Neither the Company nor any of its subsidiaries is currently a party to any legal proceedings which would be material to the business or financial condition of the Company on a consolidated basis. The Company was, however, served on July 17, 1997 with an administrative subpoena issued by the United States Department of Health and Human Services, Office of Inspector General. In connection with that subpoena, the Department of Justice ("DOJ") has advised the Company that certain aspects of the Company's past relationship with affiliates of Columbia/HCA Healthcare Corporation are within the scope of an ongoing grand jury investigation. However, the DOJ has confirmed to the Company that neither the Company, nor any of its officers, directors or employees, is a target in this investigation and, based upon the information known to the DOJ at this time, neither the Company, nor any of its officers, directors or employees, is likely to become one. The Company is cooperating fully with the government and does not currently believe that this inquiry will have any material effect on its overall business or financial condition.
                  The Company was one of several defendants names in a "whistleblower" lawsuit related to Medicare fraud filed under the False Claims Act in the Northern District of Georgia (U.S. ex rel. McLendon v. Columbia/HCA Healthcare Corp., et al., No. 97-VC-0890 (N.D. GA.)). The Company has learned that the Justice Department has elected not to join in the claims asserted against it by Donald McClendon, who is a former employee of an unrelated service provider to Columbia/HCA. Although the Justice Department joined the suit with regard to other defendants, it specifically declined to intervene with regard to Simione Central.
                  While Mr. McLendon may still pursue "whistleblower" claims against the Company directly, the Company has no knowledge whether in light of the government's decision, Mr. McLendon will in fact do so. The Company has not been served with the complaint in the lawsuit.


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

                  None

                                    EXHIBIT INDEX

27.1     Financial Data Schedule (for SEC Use Only).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SIMIONE CENTRAL HOLDINGS, INC.


         Dated: August 13, 1999                By: /s/ Barrett C. O'Donnell
                                                   ------------------------
                                               BARRETT C. O'DONNELL
                                               Chairman of the Board, Chief Executive
                                               Officer


                                               By: /s/ George M. Hare
                                                   ------------------------
                                               GEORGE M. HARE
                                               Chief Financial Officer
