Form 10-Q
period 1999-09-30
SIMIONE CENTRAL HOLDINGS INC
filed 1999-11-15
CIK 896157

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

                  FOR THE PERIOD ENDED SEPTEMBER 30, 1999

                                             OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to
                                                 ----------    ---------


                         Commission File Number: 0-22162

                         SIMIONE CENTRAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


   DELAWARE                                               22-3209241
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)

   6600 POWERS FERRY ROAD                                 30339
   ATLANTA, GEORGIA                                       (zip code)
   (Address of principal
   executive offices)

   (Registrant's telephone number, including area code)   (770) 644-6700


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


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                             Outstanding at
         Class                               10/31/99
         -----                               --------
         COMMON STOCK, $.001 PAR VALUE       8,782,729 SHARES

================================================================================

                         SIMIONE CENTRAL HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


      PART I.  FINANCIAL INFORMATION

      Item 1.  Consolidated Financial Statements

               Consolidated Balance Sheets - September 30, 1999 and December 31, 1998 (unaudited).

               Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 1999 and 1998
               (unaudited).

               Consolidated Statements of Shareholders' Equity -
               Nine Months Ended September 30, 1999 (unaudited).

               Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1999 and 1998 (unaudited).

               Notes to Consolidated Financial Statements -
               September 30, 1999 (unaudited).

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

      Item 3.  Defaults Upon Senior Securities

      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 5.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K



               SIGNATURES

                         SIMIONE CENTRAL HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                                September 30,            December 31,
                                                                                    1999                     1998
                                                                                ------------             ------------

                                     ASSETS

Current assets:
     Cash and cash equivalents                                                  $  1,228,385             $ 10,526,816
     Accounts receivable, net of allowance for doubtful
       accounts of $3,290,333 and $1,674,404 respectively                          5,013,621                7,679,524
     Prepaid expenses and other current assets                                       561,873                  555,770
                                                                                ------------             ------------
       Total current assets                                                        6,803,879               18,762,110

Purchased software, furniture and equipment, net                                   1,528,171                1,852,405
Intangible assets, net                                                            18,607,285                7,137,857
Other assets                                                                         990,499                  104,232
                                                                                ------------             ------------
       Total assets                                                             $ 27,929,834             $ 27,856,604
                                                                                ============             ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Line of credit                                                             $          -             $  5,000,000
     Accounts payable                                                              2,910,413                1,627,328
     Accrued compensation expense                                                    358,857                  577,964
     Accrued liabilities                                                           4,315,037                7,240,558
     Customer deposits                                                               931,097                1,144,557
     Unearned revenues                                                             2,183,782                1,870,538
     Note payable                                                                  3,000,000                        -
                                                                                ------------             ------------
       Total current liabilities                                                  13,699,186               17,460,945

Accrued liabilities, less current portion                                          2,249,179                2,671,477

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.001 par value; 10,000,000 shares authorized;
       3,034,530 issued and outstanding                                                3,035                        -
     Common stock, $.001 par value; 20,000,000 shares authorized;
       8,782,729 and 8,597,729 shares issued and outstanding,
       respectively                                                                    8,783                    8,598
     Additional paid-in capital                                                   51,627,680               42,093,040
     Accumulated deficit                                                         (39,658,029)             (34,377,456)
                                                                                ------------             ------------
       Total shareholders' equity                                                 11,981,469                7,724,182
                                                                                ------------             ------------

       Total liabilities and shareholders' equity                               $ 27,929,834             $ 27,856,604
                                                                                ============             ============


                 See notes to consolidated financial statements

                         SIMIONE CENTRAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)





                                                       Three Months Ended September 30,          Nine Months Ended September 30,
                                                       --------------------------------         ---------------------------------
                                                           1999                1998                 1999                 1998
                                                       -----------         ------------         ------------         ------------
Net revenues:
  Software and services                                $ 3,273,408         $  6,447,327         $ 11,331,384         $ 25,563,765
  Agency support                                           190,399            1,219,276            3,651,633            5,886,094
  Consulting services                                    1,878,529            1,813,517            5,295,147            5,024,076
                                                       -----------         ------------         ------------         ------------
    Total net revenues                                   5,342,336            9,480,120           20,278,164           36,473,935

Costs and expenses:
  Cost of revenues                                       4,015,494            6,102,680           12,756,167           19,099,652
  Selling, general and administrative                    4,321,717            3,179,353            8,893,843           11,111,181
  Research and development                                 826,841            1,935,674            2,708,121            5,325,918
  Amortization and depreciation                          1,010,758              618,492            2,410,295            1,777,765
  Severance and other restructuring charges             (1,140,000)           9,578,420           (1,140,000)           9,578,420
                                                       -----------         ------------         ------------         ------------
    Total costs and expenses                             9,034,810           21,414,619           25,628,426           46,892,936
                                                       -----------         ------------         ------------         ------------

  loss from operations                                  (3,692,474)         (11,934,499)          (5,350,262)         (10,419,001)

Other income (expense):
  Interest expense                                         (45,706)             (50,475)            (116,541)             (74,626)
  Interest and other income                                 23,502               97,538              186,230              304,345
                                                       -----------         ------------         ------------         ------------
Net  loss                                              $(3,714,678)        $(11,887,436)        $ (5,280,573)        $(10,189,282)
                                                       ===========         ============         ============         ============

Net loss per share                                     $     (0.42)        $      (1.39)        $      (0.60)        $      (1.19)
                                                       ===========         ============         ============         ============

Weighted average common shares - basic                   8,782,729            8,571,282            8,740,559            8,543,770
                                                       ===========         ============         ============         ============


Net loss per share - diluted                           $     (0.42)        $      (1.39)        $      (0.60)        $      (1.19)
                                                       ===========         ============         ============         ============

Weighted average common shares - diluted                 8,782,729            8,571,282            8,740,559            8,543,770
                                                       ===========         ============         ============         ============


                 See notes to consolidated financial statements

                         SIMIONE CENTRAL HOLDINGS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                                        Additional                       Total
                                                Common               Preferred           Paid-in      Accumulated    Shareholders'
                                            Shares    Stock     Shares       Stock       Capital        Deficit          Equity
                                          ---------  ------    ---------   ---------   -----------   -------------   -------------
Balance at December 31, 1998              8,597,729  $8,598                 $     -    $42,093,040   $ (34,377,456)  $  7,724,182

Issuance of  $.001 par value common
stock from exercise of stock options         85,000      85                                 62,815               -         62,900

Issuance of $.001 par value common
stock related to acquisitions               100,000     100                                162,400               -        162,500

Issuance of $.001 par value preferred                          3,034,530      3,035      9,309,425                      9,312,460
stock related to acquisitions




Net income                                        -       -            -          -              -      (5,280,573)    (5,280,573)
                                          ---------  ------    ---------    -------    -----------   -------------   ------------

Balance at September 30, 1999             8,782,729  $8,783    3,034,530    $ 3,035    $51,627,680   $ (39,658,029)  $ 11,981,469
                                          =========  ======    =========    =======    ===========   =============   ============



         See notes to consolidated financial statements

                         SIMIONE CENTRAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                 Nine Months Ended September 30,
                                                                ---------------------------------
                                                                    1999                 1998
                                                                ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $ (5,280,573)        $(10,189,282)

ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH USED IN OPERATING ACTIVITIES:
   Provision for doubtful accounts                                 2,789,642              636,208
   Amortization and depreciation                                   2,413,423            1,777,765
   Write-off of excess furniture & fixtures                                -               36,997
   Write-off of capitalized software                                       -            2,005,790

CHANGES IN ASSETS AND LIABILITIES, NET OF ACQUISITIONS:
   Accounts receivable                                               428,344           (1,172,435)
   Prepaid expenses and other current assets                          67,796              222,164
   Other assets                                                     (899,787)          (1,530,015)
   Accounts payable                                                  955,429              360,812
   Accrued compensation expense                                     (228,294)             167,047
   Accrued liabilities                                            (3,669,443)           5,878,136
   Customer deposits                                                (213,460)            (530,045)
   Unearned revenues                                                 150,730              259,337
                                                                ------------         ------------
     Net cash provided by (used in) operating activities          (3,486,193)          (2,077,521)
                                                                ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of acquired companies, net of cash acquired              (2,130,577)            (405,191)
Purchase of software, furniture and equipment                       (236,616)            (377,994)
Increase in other intangible assets                                        -              (71,046)
                                                                ------------         ------------
     Net cash used in investing activities                        (2,367,193)            (854,231)
                                                                ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payment on) notes payable                          (3,500,000)           4,226,401
Payments on capital lease obligations                                 (7,945)             (45,293)
Payments of related party notes                                            -                 (980)
Proceeds from exercise of stock options and warrants                  62,900              109,470
                                                                ------------         ------------
     Net cash provided by (used in) financing activities          (3,445,045)           4,289,598
                                                                ------------         ------------
     Net change in cash and cash equivalents                      (9,298,431)           1,357,846

Cash and cash equivalents, beginning of period                    10,526,816            8,266,860
                                                                ------------         ------------

Cash and cash equivalents, end of period                        $  1,228,385         $  9,624,706
                                                                ============         ============


         See notes to consolidated financial statements

                         SIMIONE CENTRAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)




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

NOTE 2 - MAJOR CUSTOMERS

For the three months and nine months ended September 30, 1999 affiliates of Columbia/HCA Healthcare Corporation accounted for approximately 0.1% and 14.5%, respectively, of the Company's total net revenue. Columbia/HCA terminated its outsourcing contracts with the Company in December 1998 and paid a settlement fee of $7.0 million of which $2.2 million was recognized as revenue for services provided during the first quarter of 1999. Without these revenues the Company would have had a loss for the first quarter of 1999.

                         SIMIONE CENTRAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999



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

                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                    1999             1998            1999             1998
         Revenue
           Product related                       $3,273,000      $4,695,000      $11,331,000      $18,451,000
           Outsourcing                              190,000       2,972,000        3,652,000       12,999,000
           Consulting                             1,879,000       1,813,000        5,295,000        5,024,000
                                                 ----------      ----------      -----------      -----------
                Total                            $5,342,000      $9,480,000      $20,278,000      $36,474,000
                                                 ==========      ==========      ===========      ===========

         Cost of revenues
           Product related                       $2,288,000      $3,554,000      $ 6,982,000      $11,795,000
           Outsourcing                              367,000       1,090,000        1,750,000        3,255,000
           Consulting                             1,360,000       1,459,000        4,024,000        4,050,000
                                                 ----------      ----------      -----------      -----------
                Total                            $4,015,000      $6,103,000      $12,756,000      $19,100,000
                                                 ==========      ==========      ===========      ===========

         Research and development
           Product related                       $  827,000      $1,936,000      $ 2,708,000      $ 5,326,000
                                                 ==========      ==========      ===========      ===========

         Depreciation and amortization
           Product related                       $  828,000      $  440,000      $ 1,837,000      $ 1,302,000
           Outsourcing                               34,000          47,000          127,000          131,000
           Consulting                                97,000         106,000          289,000          284,000
           Unallocated amounts
              Corporate overhead                     51,000          25,000          157,000           60,000
                                                 ----------      ----------      -----------      -----------
                Total                            $1,010,000      $  618,000      $ 2,410,000      $ 1,777,000
                                                 ==========      ==========      ===========      ===========


                                                             SEPTEMBER 30,       DECEMBER 31,
                                                             -------------       ------------
                                                                 1999                1998
                                                                 ----                ----
         Assets
           Product/outsourcing related                        $22,119,000        $11,894,000
           Consulting                                           4,595,000          4,713,000
           Unallocated corporate assets
              net of elimination's                              1,216,000         11,250,000
                                                              -----------        -----------
                Total                                         $27,930,000        $27,857,000
                                                              ===========        ===========

                         SIMIONE CENTRAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999


NOTE 4 - INTANGIBLE ASSETS

Intangible assets at September 30, 1999 consisted of the following:

                                              ACCUMULATED      NET BOOK     AMORTIZATION
                                  COST        AMORTIZATION       VALUE         PERIOD
                                  ----        ------------       -----         ------
      Developed technology      $14,065,218    $(2,362,080)    $11,703,138   4 -  5 years
      Goodwill                    5,964,288     (1,213,703)      4,750,585   9 - 10 years
      Trade name                  1,142,000     (  311,464)        830,536       11 years
      Other                       1,868,723     (  545,697)      1,323,026   6 - 10 years
                                -----------    -----------     -----------
           Total                $23,040,229    $(4,432,944)    $18,607,285
                                ===========    ===========     ===========


NOTE 5 - RESTRUCTURING CHARGES

As a result of the change in the home care business environment resulting from the interim payment system ("IPS") which lowered the cost per visit limitations and created restrictions on the amount of cost reimbursement per Medicare beneficiary, the termination of the Columbia/HCA contracts, and the decision to eliminate certain legacy development projects including the AS400 effort, the Company incurred severance and certain other restructuring costs totaling $11.6 million in 1998. In December of 1998, Columbia/HCA terminated its contracts with the Company and paid a settlement fee of $7.0 million of which $4.0 million reduced the restructuring charges incurred in 1998. The reduction of $1.1 million of excess capacity charges results from the subleasing of excess space in the Company's headquarters office in Atlanta. The following table presents a roll forward of the one time charges incurred by the Company.

                                        Balance                                                    Balance
                                       December 31,                                              September 30,
                                          1998         Additions    Reductions       Usage            1999
                                          ----         ---------    ----------       -----            ----
        Excess capacity                 $ 5,203,049    $      --    $1,140,000    $   476,579     $ 3,586,470
        Severance                         1,332,596           --            --        939,777         392,819
                                        -----------    ---------    ----------    -----------     -----------
         Total restructuring costs      $ 6,535,645    $      --    $1,140,000    $ 1,416,356     $ 3,979,289
                                                       =========    ==========    ===========
        Accrued liability less
        current portion                  (3,864,168)                                               (1,878,044)
                                        -----------                                               -----------
        Accrued liability, long term    $ 2,671,477                                               $ 2,101,245
                                        ===========                                               ===========



NOTE 6 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted shares:

                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                   SEPTEMBER 30,                       SEPTEMBER 30,
                                               1999             1998               1999            1998
                                               ----             ----               ----            ----
        Weighted average - basic             8,782,729       8,571,282           8,740,559       8,543,770
        Common stock equivalents                    --              --                  --             --
                                             ---------       ---------           ---------       --------
        Weighted average - diluted           8,782,729       8,571,282           8,740,559       8,543,770
                                             =========       =========           =========       =========

                         SIMIONE CENTRAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999


NOTE 7 - INCOME TAXES

At December 31, 1998, the Company had approximately $10.6 million of net operating losses ("NOL") for income tax purposes available to offset future taxable income. Such losses expire at various dates through 2013, if not utilized, and may be subject to certain limitations for changes in ownership. A valuation allowance reducing net deferred tax assets recognized to zero has been recorded based on management's assessment that it is not "more likely than not" that the assets are realizable as of September 30, 1999.

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

Effective August 3, 1999, the Company acquired Outcomes Planner(TM), a clinical documentation package that meets both OASIS and ORYX requirements. The Outcomes Planner(TM) system is a clinical pathway and care plan solution that defines and measures outcomes on each visit or patient encounter as it relates to Disease State and episode of care. The Company is integrating the content of Outcomes Planner(TM) into its other products to enhance the products' ability to manage patient outcomes and meet the regulatory reporting requirements of the Company's customers.

Effective on August 6, 1999 the Company acquired 100% of the common stock of CareCentric Solutions, an emerging provider of point-of-care systems in the home healthcare information systems marketplace, for approximately 3.0 million shares of newly issued preferred stock of Simione Central. Such purchase price is subject to adjustments based on various factors including the market price of the Company's common stock during the fourth quarter of 2000. The preferred stock will be converted into common stock of the Company only upon approval of its shareholders. In connection with the CareCentric merger, the Company assumed a loan from a bank with an outstanding balance of $1.5 million. In September 1999, the loan with the bank was retired through the use of the proceeds of loans advanced by Mestek Inc. (see note 11). Allocation of the CareCentric Solutions purchase price of approximately $12.0 million resulted in the recognition of approximately $10.7 million of intangible assets of which $9.1 million was developed software and $1.6 million was goodwill.

NOTE 10 - LINE OF CREDIT

In September 1999 the Company obtained a $5.0 million commercial line of credit. The line of credit became operational in October 1999. The terms of the line require certain aging of accounts receivable and certain operating results for future periods in order to maintain the availability of the line for future use. In October 1999 availability under the line averaged $1.4 million and advances under the line to the Company averaged $0.5 million.

                         SIMIONE CENTRAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999



NOTE 11 - MERGER

On May 26, 1999, the Company entered into a definitive agreement to merge with MCS, Inc., a wholly owned subsidiary of Mestek. For every share of outstanding Mestek common stock, the Company agreed to issue approximately .85 shares of its common stock to Mestek in the exchange. MCS is a leading provider of information systems and services to the home healthcare industry with approximately $16.6 million (unaudited) in revenue and $1.4 million (unaudited) in net income in 1998. MCS markets its product under the MestaMed name. It has approximately 570 active customers.

In September 1999, the Board of Directors of Mestek resolved to distribute all of the capital stock of MCS to the Mestek stockholders, on a pro rata basis, prior to the Merger of MCS into the Company. Also in September 1999, the Board of Directors of Mestek resolved to invest $3.0 million into the Company in the form of a loan note. Under the terms of the note, Mestek is a subordinate creditor to the bank holding the commercial line of credit. The terms of the note also provide for interest accrual at prime plus 2.0% per annum. If the merger is completed, the interest will be abated and Mestek will invest another $3.0 million into the Company. The total investment of $6.0 million by Mestek will then be converted from a note to 5.6 million shares of Series B Preferred stock carrying a coupon rate of 9.0%. The Series B Preferred stock will carry two votes per share. In connection with the purchase of the Preferred Stock, Mestek will receive warrants to purchase 2.0 million shares of Common stock of the Company and an option to purchase up to 1,935,568 shares of Common stock of the Company which is exercisable only to the extent existing options, warrants or conversion rights are exercised.

The proposed merger with MCS is subject to approval by the Common shareholders of the Company. If approved, the proposed merger and shareholder investment in the Company by Mestek is expected to be completed before the end of January 2000.

NOTE 12 - SUBSEQUENT EVENT

In November, 1999 the Company received commitment of $1.6 million of new loans from certain shareholders and Mestek, the parent company of MCS ($750,000 from shareholders of the Company and $850,000 from Mestek). The loans were obtained to provide additional funding for the Company's operations and have maturity terms ranging from a minimum of 9 months to a maximum of 36 months. The shareholder loans of $750,000 are not secured and include an interest rate of 9.0%. The $850,000 Mestek loan has an 11.0% interest rate and is secured by the assets of the Company. Additionally, Mestek has the option to convert the loan to preferred stock on or after the MCS merger.

                         SIMIONE CENTRAL HOLDINGS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and are subject to the safe harbor created by such sections. When used in this report, the words "believe", "anticipate", "estimate", "expect", and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. When appropriate, certain factors, including the "risk factors" set forth in the Company's registration statement form S-1 (file no. 333-25551) that could cause results to differ materially from those projected in the forward-looking statements are enumerated. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

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

         Third party software and computer hardware revenues are recognized when the related products are shipped. Software support agreements are generally renewable for one-year periods, and revenue derived from such agreements is recognized ratably over the period of the agreements. The Company has historically maintained high renewal rates with respect to its software support agreements. The Company charges for software implementation, training and technical consulting services as well as management consulting services on an hourly or daily basis. The price of such services varies depending on the level and expertise of the related professionals. These revenues are recognized as the related services are performed.

                         SIMIONE CENTRAL HOLDINGS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW (CONTINUED).

            The Company defines recurring revenues as revenues derived under multi-year contracts in addition to annual software support agreements. These revenues were approximately $2.2 million, or 41.8% of total net revenues and $6.8 million, or 33.7% of total net revenues, for the three months and nine months ended September 30, 1999, respectively and $2.2 million, or 23.0% of total net revenues and $6.3 million, or 17.3% of total net revenues for the three months and nine months ended September 30, 1998, respectively.

         For the three months and nine months ended September 30, 1999, the Company derived 0.1% and 14.5%, respectively of its total net revenues from contracts with affiliates of Columbia/HCA. For the three months and nine months ended September 30, 1998, the Company derived 28.3% and 33.9%, respectively of its total net revenues from contracts with affiliates of Columbia/HCA. The contracts with Columbia/HCA were terminated on December 1, 1998 and a settlement of $7.0 million was agreed to by both parties for the early termination of the contracts and for specific wind down of activities to be performed by the Company through March 31, 1999. Included in the first quarter of 1999 are revenues totaling $2.2 million from the wind down of some Columbia/HCA agreements. Without these revenues, the Company would have had a loss for the first quarter of 1999.

         The Company believes that continued enhancement of its software systems is critical to its future success, and anticipates that investment in existing and new products will continue as needed to support the Company's product strategies. Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. For the three months and nine months ended September 30, 1999, the Company capitalized $255,000 and $765,000, respectively, and for the three months and nine months ended September 30, 1998, the Company capitalized $167,000 and $1.4 million, respectively, of computer software development costs. Also in the 3rd quarter of 1998 the Company wrote off $2.0 million of previously capitalized computer software development cost where certain development segments were abandoned.

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

                         SIMIONE CENTRAL HOLDINGS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 ISSUES (CONTINUED)

         Costs. The Company has incurred costs of approximately $800,000 in addressing Year 2000 issues, consisting primarily of programming expenses and replacing technology which was not Year 2000 compliant. The Company does not believe that the remaining costs of achieving Year 2000 readiness will have a material effect on the Company's results of operations or financial condition.

         Risks. The Company has not currently identified any critical assets under its control that present a material risk of not being Year 2000 compliant in a timely manner, or for which an acceptable alternative cannot be implemented. As testing continues, however, it is possible that certain assets could be identified that present a material risk of Year 2000 interruption and it is possible that key suppliers or vendors could suffer such interruptions. Any of such interruptions or the failure of the Company to make its software products Year 2000 compliant could have a material adverse effect on the Company's results of operations or financial condition.

         Contingency Plans. The Year 2000 Task Force has developed various contingency plans for Year 2000 failures. These contingency plans will be modified as the risk of potential Year 2000 issues continue to be addressed.

BACKLOG

         The Company had backlog associated with its software of approximately $1.6 million and $5.2 million on September 30, 1999 and 1998, respectively. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees and professional services. The length of time required to complete an implementation depends on many factors outside the control of the Company, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete the implementation process. As a result, the Company may be unable to predict accurately the amount of revenue it will recognize in any period and therefore can make no assurances that the amounts in backlog will be recognized in the next twelve months.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net Revenues. Total net revenues for the three months ended September 30, 1999 decreased $4.2 million, or 43.7%, to $5.3 million as compared to $9.5 million for the three months ended September 30, 1998. This decrease includes $2.7 million attributable to the termination of the Columbia/HCA contracts and $0.8 million attributable to a decrease in new software sales and related services.

Cost of Revenues. Total cost of revenues decreased $2.1 million, or 34.2%, to $4.0 million for the three months ended September 30, 1999 as compared to $6.1 million for the three months ended September 30, 1998. This decrease is principally the result of a reduction in costs associated with the decrease in new software sales and related services. As a percentage of total net revenues, total costs of revenues increased to 75.2% for the three months ended September 30, 1999 from 64.4% for the three months ended September 30, 1998. The increase as a percentage of total net revenues is principally due to the decrease in total net revenues and certain employee support costs associated with the Columbia/HCA contracts which were incurred until May and June 1999.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended September 30, 1999 increased $1.1 million to $4.3 million as compared to $3.2 million for the three months ended September 30, 1998. This increase is principally attributable to additional bad debt reserve of $1.8 million and additional administrative costs related to the CareCentric transaction. The increase was partially off set by the restructuring of the Company in late 1998. The restructuring was a result of the change in the home care business environment resulting from IPS, and the termination of the Columbia/HCA contracts, coupled with the decision to eliminate certain legacy development projects. As a percentage of total net revenues, selling, general and administrative

                         SIMIONE CENTRAL HOLDINGS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (CONTINUED)

expenses were 80.9% for the three months ended September 30, 1999 compared with 33.5% for the three months ended September 30, 1998.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 1999 decreased $1.1 million or 57.3% to $0.8 million, as compared to $1.9 million for the three months ended September 30, 1998. The decrease in expenses is principally due to the abandonment of certain legacy development projects in late 1998. As a percentage of total net revenues, these expenses decreased to 15.5% for the three months ended September 30, 1999, from 20.4% for the three months ended September 30, 1998.

Amortization and Depreciation. Depreciation and amortization expense for the three months ended September 30, 1999 increased $392,000, or 63.4%, to $1,011,000 as compared to $618,000 for the three months ended September 30, 1998. This increase is principally due to the amortization of goodwill resulting from the Tropical acquisition in March 1999 and the CareCentric merger in August 1999.

Other Income (Expense). Interest expense for the three months ended September 30, 1999 and 1998 relates to borrowings under the Company's line of credit agreement and capital lease obligations. Interest and other income for the three months ended September 30, 1999 and 1998 consists principally of interest income related to the Company's short-term cash investments and has decreased due to the decrease in cash and cash equivalents.

Severance and other restructuring charges Severance and other restructuring charges were recorded was a credit of $1.1 million for the three months ended September 30, 1999 compared to a charge of $9.6 million for the three months ended September 30, 1998. The $1.1 million credit resulted from the reversal of restructuring charge related to excess office space when a portion of the Company's leased premises was sublet. The $9.6 million charge was recorded in September of 1998 as a result of changes in the home care business environment resulting from IPS coupled with the decision to eliminate certain legacy development projects including the AS400 effort. These expenses include a $2 million write-off of capitalized software and the remainder primarily relates to severance costs from a reduction in force, costs to terminate contracts with third party vendors and costs related to excess capacity.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net Revenues. Total net revenues for the nine months ended September 30, 1999 decreased $16.2 million, or 44.4%, to $20.3 million as compared to $36.5 million for the nine months ended September 30, 1998. This decrease includes $9.6 million attributable to reduced revenues from the loss of the Columbia/HCA contracts and $5.3 million attributable to a decrease in new software sales and related services.

Cost of Revenues. Total cost of revenues decreased $6.3 million, or 33.2%, to $12.8 million for the nine months ended September 30, 1999 as compared to $19.1 million for the nine months ended September 30, 1998. This decrease is principally the result of a reduction in costs associated with the decrease in new software sales and related services. As a percentage of total net revenues, total costs of revenues increased to 62.9% for the nine months ended September 30, 1999 from 52.4% for the nine months ended September 30, 1998. The increase as a percentage of total net revenues is principally due to the decrease in total net revenues and certain employee support costs associated with the Columbia/HCA contracts which were incurred until May and June 1999.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the nine months ended September 30, 1999 decreased $2.2 million to $8.9 million as compared to $11.1 million for the nine months ended September 30, 1998. This decrease is principally attributable to the restructuring of the Company in late 1998. The restructuring was a result of the change in the home care business environment resulting from IPS, and the termination of the Columbia/HCA contracts, coupled with the decision to eliminate certain legacy development projects. The decrease was partially offset by the

                         SIMIONE CENTRAL HOLDINGS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998 (CONTINUED)

increase for bad debt in the third quarter of $1.8 Million. As a percentage of total net revenues, selling, general and administrative expenses were 43.9% for the nine months ended September 30, 1999 compared with 30.5% for the nine months ended September 30, 1998.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 1999 decreased $2.6 million, or 48.5% to $2.7 million, as compared to $5.3 million for the nine months ended September 30, 1998. The decrease in expenses is principally due to the abandonment of certain legacy development projects in late 1998. As a percentage of total net revenues, these expenses were 13.5% for the nine months ended September 30, 1999 compared with 14.6% for the nine months ended September 30, 1998.

Amortization and Depreciation. Depreciation and amortization expense for the nine months ended September 30, 1999 increased $633,000, or 35.6%, to $2.4 million as compared to $1.8 million for the nine months ended September 30, 1998. This increase is principally due to the amortization of goodwill resulting from the Tropical acquisition in March 1999 and the CareCentric merger in August 1999.

Other Income (Expense). Interest expense for the nine months ended September 30, 1999 and 1998 relates to borrowings under the Company's line of credit agreement and capital lease obligations. Interest and other income for the nine months ended September 30, 1999 and 1998 consists principally of interest income related to the Company's short-term cash investments and decreased $118,000.

Income Taxes. At December 31, 1998, the Company had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $10.6 million, which expire at various dates through 2013, if not utilized. The Company also has research and development and alternative minimum tax credits ("tax credits") of approximately $90,000 available to reduce future income tax liabilities. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL and tax credit carryforwards may be limited as to their utilization in any year. The Company has concluded that it is more likely than not that these NOLs and tax credit carryforwards will not be realized based on a weighing of evidence at September 30, 1999, and as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, the Company had a working capital deficit of $6.9 million and cash and cash equivalents of $1.2 million. Net cash used in operating activities for the nine months ended September 30, 1999 was $3.5 million. In March, 1999, the Company completed the Tropical acquisition for $1.8 million in cash and 100,000 shares of common stock at the then fair value of $1.63 per share. Also in March 1999, the Company repaid a $5 million line of credit obligation to a bank.

         In the event that the MCS merger described below should not close, there would be significant liquidity constraints on the Company. Under this scenario, the Company would require additional cash availability. The Company believes that the funds available from the combination of its cash, cash equivalents, cash to be generated from future operations, the commercial line of credit and a successful completion of the planned merger with MCS will be sufficient to meet the Company's operating requirements, assuming no material adverse change in the operation of the Company's business, for at least the next twelve months.

         In May 1999, the Company entered into a definitive agreement to merge with MCS, Inc., a wholly owned subsidiary of Mestek. For every share of outstanding Company common stock, the Company agreed to issue .85 shares of its common stock to Mestek in the exchange. MCS is a leading provider of information systems and services to the home healthcare industry with approximately $16.6 million (unaudited) in revenues and $1.4 million (unaudited) in net income in 1998.

                         SIMIONE CENTRAL HOLDINGS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         In August 1999, the Company completed the CareCentric merger for approximately 3.0 million shares of the Company's Series A Preferred Stock. The preferred stock was valued at $3.00 per share at closing. Under the terms of the merger, the Company may have to issue up to an additional 3.0 million shares of Series A Preferred Stock if the Company's common stock does not meet certain price targets. On June 30, 2001 the Series A Preferred Stock is convertible into Company common stock, subject to shareholder approval. If the shareholder approval for conversion is not obtained by June 30, 2000, the Series A holders will be given a right to sell the Series A stock to the Company for cash. In conjunction with the CareCentric merger the Company assumed a loan from a bank with an outstanding balance of $1.5 million. The $1.5 million bank loan was retired through use of a new loan extended by Mestek in September 1999. CareCentric Solutions is an emerging provider of point-of-care systems in the home healthcare information systems' marketplace.

         In September 1999, the Company obtained a $5.0 million commercial line of credit with a national bank. The Company's trade accounts receivable are used as collateral for the line and must be maintained at certain levels of aging to support availability of advancement under the line. Actual availability under the terms of the line averaged $1.4 million in October, its first month of existence.

         Also in September 1999, in connection with an amendment of the MCS merger, the Company received $3.0 million of loan proceeds from Mestek, the parent company of MCS. The loan proceeds were used to retire $1.5 million of term loans assumed with the acquisition of CareCentric and fund operating needs. If the MCS merger is completed in January 2000, Mestek's note evidencing the loan will be converted into Series B preferred stock and Mestek will pay an additional $3.0 million for the Series B stock and options and warrants to purchase common stock. If the MCS merger is not completed in January 2000, Mestek's $3.0 million note will mature in June, 2000. In addition to the commercial line of credit and the $3.0 million loan from Mestek, the Company received commitments of $1.6 million of loans to fund operating needs and continue the execution of product strategies in the 4th quarter of 1999. The $1.6 million of loans have varying terms and maturity as disclosed in Note 12 of the financial statements. The combined funds provided by these additional loans, the line of credit and the $3.0 Mestek loan provide adequate funding through the projected completion date of the MCS Merger.

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

                         SIMIONE CENTRAL HOLDINGS, INC.


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings.

                  Neither the Company nor any of its subsidiaries is currently a party to any legal proceedings which would be material to the business or financial condition of the Company on a consolidated basis. The Company was, however, served on July 17, 1997 with an administrative subpoena issued by the United States Department of Health and Human Services, Office of Inspector General. In connection with that subpoena, the Department of Justice ("DOJ") has advised the Company that certain aspects of the Company's past relationship with affiliates of Columbia/HCA Healthcare Corporation are within the scope of an ongoing grand jury investigation. However, the DOJ has confirmed to the Company that neither the Company, nor any of its officers, directors or employees, is a target in this investigation and, based upon the information known to the DOJ at this time, neither the Company, nor any of its officers, directors or employees, is likely to become one. The Company is cooperating fully with the government and does not currently believe that this inquiry will have The Company was one of several defendants named in a "whistleblower" lawsuit related to Medicare fraud filed under the False Claims Act in the Northern District of Georgia (U.S. ex rel. McLendon v. Columbia/HCA Healthcare Corp., et al., No. 97-VC-0890 (N.D. GA.)). The Company has learned that the Justice Department has elected not to join in the claims asserted against it by Donald McClendon, who is a former employee of an unrelated service provider to Columbia/HCA. Although the Justice Department joined the suit with regard to other defendants, it specifically declined to intervene with regard to Simione Central.

                  The Company has had indications that Mr. McLendon may still pursue "whistleblower" claims against the Company directly. The Company does not believe that any such claims will have merit or any material effect on the Company's overall business or financial condition.

         Item 2.  Change in Securities.

                  On July 12, 1999 the Company entered into a merger agreement (the "Agreement") with CareCentric Solutions, Inc. The CareCentric merger was completed on August 12, 1999. Under the Agreement, CareCentric merged into a wholly-owned subsidiary of the Company, and the Company issued 3,034,521 shares of Series A Preferred Stock to the former preferred stockholders and noteholders of CareCentric and paid $3.00 per share in cash to the former common stockholders of CareCentric. Only the former CareCentric preferred stockholders and noteholders who represented themselves to be "accredited investors" received stock in the merger; those who did not sign such representation received cash only. The Series A Preferred Stock is convertible into the Company's common stock on a share-for-share basis only upon the approval of the conversion by a majority of the Company's stockholders. The Company intends to seek stockholder approval of the conversion prior to June 30, 2000. In issuing the shares without registration, the Company relied on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

         Item 3.  Defaults Upon Senior Securities.

                  None

         Item 4.  Submission of Matters to a Vote of Security Holders.

                  None.

         Item 5.  Other Information.

                  None.

                         SIMIONE CENTRAL HOLDINGS, INC.

         Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

         The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

        Exhibit No.       Description

        2.1(1,3) Agreement and Plan of Merger dated as of July 12, 1999 among the Company, Simione Acquisition Corporation and CareCentric Solutions, Inc.

        2.2(1,2) Second Amended and Restated Agreement and Plan of Merger and Investment Agreement, dated as of October 25, 1999 by and among MCS, Inc., Mestek, Inc., the Company, John E. Reed, Stewart B. Reed and E. Herbert Burk.

        10.1(3) Form of Shareholder Voting Agreement by and among the Company, Daniel J. Mitchell as agent ("CareCentric Agent") for shareholders of CareCentric Solutions, Inc. and each of Barrett C. O'Donnell and O'Donnell Davis, Inc.

        10.2(3) Shareholder Voting Agreement by and among the Company, CareCentric Agent, and Mestek, Inc.

        27.1     Financial Data Schedule (for SEC use only).

-----------------------------

                  (1) In accordance with Item 601(b)(2) of Regulation S-K, the schedules have been omitted. There is a list of schedules at the end of the Exhibit, briefly describing them. The Company will furnish supplementary a copy of any omitted schedule to the Commission upon request.

                  (2) Incorporated herein by reference to Exhibit 2.1 to the Form 10 of MCS, Inc. (File No. 000-27829) filed on October 26, 1999.

                  (3) Incorporated by reference to the Registrants Current Report on Form 8-K dated as of August 12, 1999.


        (b)       Reports on Form 8-K:

        The Company filed a Report on Form 8-K dated August 12, 1999 reporting the completion of the Company's merger with CareCentric Solutions, Inc.

        The Company filed a Report on Form 8-K/A dated September 9, 1999 reporting that the Company had entered into an amendment to the MCS, Inc. merger agreement dated May 26, 1999.

                         SIMIONE CENTRAL HOLDINGS, INC.





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 SIMIONE CENTRAL HOLDINGS, INC.


         Dated: November 15, 1999                By: /s/ R. Bruce Dewey
                                                     ------------------
                                                 R. BRUCE DEWEY
                                                 Chief Executive Officer


                                                 By: /s/ George M. Hare
                                                     ------------------
                                                 GEORGE M. HARE
                                                 Chief Financial Officer