Form 10-K405
period 1999-12-31
SIMIONE CENTRAL HOLDINGS INC
filed 2000-04-14
CIK 896157

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

     For the fiscal year ended December 31, 1999
OR

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

     Aggregate market value of the voting stock held by non-affiliates of the Registrant on March 27, 2000; $6,377,917.

    There were 3,853,305 shares of Common Stock outstanding at March 27, 2000.

     Documents incorporated by reference in this Form 10-K: Portions of the definitive proxy statement relating to the 2000 Annual Meeting of Stockholders in Part III, Items 10 (as related to Directors), 11, 12 and 13.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Simione Central Holdings, Inc. ("Simione" or the "Company") is a leading provider of systems and services designed to help home health care providers to more effectively operate their businesses and compete in a managed care environment. Simione offers several flexible software solutions. Each of these solutions provide a basic set of software applications, and several specialized modules which can be added based on customer demand. These software solutions are designed to enable customers to generate and utilize comprehensive financial, operational and clinical information. In addition to its software solutions and related software support services, Simione's home health care consulting services assist providers in addressing the challenges of:

     -    reducing costs;
     -    maintaining quality;
     -    streamlining operations;
     -    re-engineering organizational structures; and
     -    analyzing and performing due diligence in mergers and acquisitions.

     During 1999, Simione had over 1,500 customers nationwide, including:

     -    hospital-based companies;
     -    free-standing home health care providers;
     -    alternate-site care organizations;
     -    home medical equipment providers;
     -    integrated delivery systems; and
     -    government-managed organizations.

     Simione formerly provided comprehensive agency support services which included administrative, billing and collection, training, reimbursement and financial management services, among others. Simione discontinued this line of business in December 1999.

     For  information   regarding   management's   plan  to  improve   Simione's
performance,   see  Note  1,  to  Simione's  Notes  to  Consolidated   Financial
Statements.

     Unless the context otherwise requires, references to Simione include Simione Central Holdings, Inc. and its subsidiaries. Our executive offices are located at 6600 Powers Ferry Road, Atlanta, Georgia 30339 and the telephone number is 770-644-6700.

RECENT DEVELOPMENTS

     Effective March 26, 1999, Simione purchased substantially all the assets of Tropical Software Services, a Windows based home medical equipment management system. The acquisition was accounted for using the purchase method for financial reporting purposes. The purchase price of approximately $1,963,000 has been allocated to the assets acquired and liabilities assumed including $1,951,000 of purchased technology. Purchased technology is being amortized over an estimated three year useful life.

     On July 12, 1999, Simione entered into an agreement to acquire CareCentric Solutions, Inc. pursuant to a merger of CareCentric into a wholly owned subsidiary of Simione. The CareCentric merger was completed on August 12, 1999, for consideration, part in cash and part in Series A Preferred Stock, worth a total of $9,312,460. Under the merger agreement, CareCentric merged into a wholly owned subsidiary of Simione, and Simione issued 3,034,521 shares of Series A Preferred Stock to the former preferred stockholders and noteholders of CareCentric, and paid $3.00 per share in cash to the former common stockholders of CareCentric, or approximately $200,000 cash in the aggregate. The Series A Preferred Stock was converted into Simione common stock only upon the approval of the conversion by a majority of the Simione stockholders.

     CareCentric was a leading provider of point-of-care systems in the home health care information systems' marketplace. Simione believes that
CareCentric's system, The Smart ClipBoard(TM), is the home health care industry's leading, Windows, pen-compatible, point-of-care clinical information system.

     In February 2000, NASDAQ informed Simione that the merger with MCS, Inc. a wholly owned subsidiary of Mestek, Inc. was a change of control that would require Simione to apply for a new listing on the NASDAQ market. The new listing requirements included a bid price which was higher than the then quoted price on the NASDAQ market. If the Company could not meet that requirement, among others, for a new listing, the Company's stock would become delisted. In response, the Company has filed an appeal with NASDAQ, for which a decision from NASDAQ has not yet been received, and with shareholder approval, completed a one for five reverse stock split to effect a higher bid price. The Company continues to work with NASDAQ to meet the requirements to be listed on the NASDAQ SmallCap Market, including waiver of certain voting rights granted to Mestek on the Series B Preferred Stock to comply with NASDAQ's Voting Rights Policy. The Company will promptly report any final ruling from NASDAQ on the listing of the Company's stock.

     On March 7, 2000, Simione completed the merger with MCS, Inc. Simione issued approximately 1.5 million shares of common stock to MCS stockholders in exchange for all of the outstanding shares of MCS common stock. This number of shares has been adjusted to reflect a one-for-five reverse stock split that was completed immediately prior to the merger. In connection with the closing of the merger, Mestek invested $6 million in Simione in exchange for 5.6 million shares of Series B preferred stock and warrants to purchase shares of Simione common stock. Additional information on the merger is included in Simione's Registration Statement on Form S-4 (Registration No. 333-96529) and a Mestek loan was exchanged for 0.85 million shares of Series C Preferred Stock.

     On March 7, 2000, Simione effected a one-for-five reverse stock split for its common stock. The reverse stock split was effective for stockholders of record as of March 7, 2000. Trading on NASDAQ reflected the reverse stock split beginning March 8, 2000. For 20 trading days beginning March 8, 2000, the Simione common stock traded under the symbol "SCHID". On April 5, 2000, the Simione common stock again traded under the symbol "SCHI".

     Also on March 7, 2000, Simione stockholders approved the conversion of the Series A Preferred Stock into common stock. These shares of Series A Preferred Stock were converted into 606,904 shares of Common Stock, on a post-reverse split basis, on March 7, 2000 immediately prior to the consummation of the MCS merger. Subject to certain post-closing adjustments and claims, the former
CareCentric preferred stockholders and noteholders will receive additional shares of Simione common stock (up to a maximum of 606,904 additional shares) if the average closing market price of Simione common stock during the fourth quarter of 2000 is less than $15.00 per share.

     Effective April 14, 2000, George M. Hare has resigned his position as Chief Financial Officer of Simione. Effective April 15, 2000, Stephen Shea, Chief Financial Officer of Mestek, will also hold the position of Chief Financial Officer of Simione.

INDUSTRY OVERVIEW

     Home health care is an important part of the health care industry's continuum of care services. The increasing importance of home health care has principally been a result of significant economic pressures within the health care industry. In recent years, U.S. health care expenditures have increased rapidly. In response to these escalating expenditures, payors, such as Medicare and managed care organizations, have applied increasing pressure on physicians, hospitals and other providers to contain costs. This pressure has led to the growth of lower cost alternate-site care, such as home health care, and to reduced hospital admissions and lengths of stay. In addition, home health care has grown rapidly as a result of advances in medical technology, which have facilitated the delivery of services in alternate sites, demographic trends, such as an aging population, and preferences among patients to receive health care in their homes.

     Home health care consists of many elements, including:

     -    skilled nursing;
     -    durable medical and rehabilitation equipment;
     -    intravenous and infusion therapy; and
     -    hospice.

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

     Medicare traditionally reimbursed a majority of home health care services at reasonable and customary amounts that could not exceed the costs of services provided, resulting in a direct relationship between the number of home health care visits and reimbursement. However, the Balanced Budget Act of 1997, enacted on August 5, 1997, contained provisions that significantly change the manner in which home health agencies and home care services will be reimbursed in the future by Medicare. The legislation created the interim payment system which lowered the cost per visit limitations and created restrictions on the amount of cost reimbursement per Medicare beneficiary. In late January 1998, the Health Care Financing Administration ("HCFA"), the federal agency that administers Medicare reimbursement for the home health care industry, published a notice revising the schedule of limits on home health agency costs for cost reporting periods beginning on or after October 1, 1997, which reduced the cost per visit limitations. At the same time, HCFA issued a rule setting forth surety bond and capitalization requirements for home health agencies.

     As mandated by the Balanced Budget Act, HCFA has also announced the implementation, effective October 1, 2000, of a prospective payment system, which would limit reimbursement to a fixed amount for all services rendered per episode of care based upon home health care resources groups indicated by clinical assessments. The interim payment system has had a significant impact on the home health industry, resulting in numerous closings of home health agencies, consolidation of agencies and decisions by home health agencies to no longer participate in the Medicare program or serve Medicare beneficiaries. Further, once fully-implemented, the prospective payment system could also potentially impact the home health industry in the same manner. In addition to the impact of the interim payment system and the prospective payment system, the growth in the number of Medicare members enrolling in managed care plans, which have also begun to take measures to contain costs, will have a significant impact on how providers may operate profitably. The uncertainty in the home health care industry concerning these changing regulations adversely impacted Simione's business in 1998 as many providers dissolved or delayed purchasing decisions. Simione cannot predict how new regulations will impact its business in the future.

     As a result of consolidation and measures to address ongoing cost pressures, home health care providers will increasingly require enhanced management expertise, specialized industry knowledge and standardized financial, operational and clinical information in order to compete. Simione believes that many existing home health care information systems are inadequate to address the changing needs of home health care providers. Generally, these systems were designed to generate patient billing information and cost reports for Medicare reimbursement and, as a result, may be unable to provide the detailed information required for meaningful business analyses and data collection under the new system.

THE SIMIONE CENTRAL SOLUTIONS

     Simione offers a comprehensive set of solutions to address the changing needs of home health care providers through information systems training and support and consulting services.

     Simione's systems and services are designed to enable home health care providers to generate and utilize comprehensive financial, operational and clinical information and address organizational issues in order to make informed decisions, more effectively operate their businesses and compete in a managed care and/or prospective payment system environment. These solutions can be packaged and customized to serve the individual needs of customers.

MARKET POSITION

Simione's objective is to enhance its position as a leading provider of solutions to the home health care industry. The principal elements of Simione's business and product strategies are described below. During 1999, significant progress in the execution of many of the strategies was made. Specifically, the acquisition of the Smart Clipboard and Outcomes Planner products combined with the merger with MCS, signed in May 1999 and completed in March 2000 has provided a realization of many of the resources and products needed to enhance Simione's market position. Accordingly, the products and services that have become part of Simione's offerings to the industry with the completion of the MCS merger, have been included in the Core Software Solutions, Specialized Product Solutions and Service Solutions sections below.

BUSINESS STRATEGIES

CREATE  GROWTH  THROUGH   TECHNOLOGY  AND  CO-MARKETING   PARTNERSHIP.   Because
information technology tools are becoming more platform independent and adaptable to the "Plug and Play" environment, we will not develop specialized programs and tool sets already developed well by vendors. We intend to partner with such vendors by interface, integration or incorporation of their products into our comprehensive IT solution.

LEVERAGE EXISTING CUSTOMER BASE. Simione currently (before the MCS merger) has a base of over 1,500 customers nationwide. Simione believes that a significant opportunity exists to cross-sell its existing systems and services as well as introduce new systems and enhancements.

GENERATE RECURRING REVENUE. Simione generates recurring revenue through a combination of annually renewable maintenance agreements and multi-year service contracts. Simione attempts to maximize recurring revenue opportunities through a combination of periodic system enhancements and comprehensive customer service.

CAPITALIZE ON CHANGING INDUSTRY DYNAMICS. As the home health care industry consolidates, Simione believes it is well positioned to increase its market share by leveraging its existing relationships with large providers such as Tenet, Walgreen and Mercy. Simione also believes its comprehensive solutions will become increasingly important to home health care providers as they address the challenges presented by health care reform and as integrated delivery systems become more prevalent.

EXPAND THROUGH ACQUISITIONS AND STRATEGIC ALLIANCES. Through very selective strategic acquisitions Simione intends to continue to expand its system and service offerings, expand its customer base and increase its market share. Simione also intends to selectively establish strategic alliances to expand its system and service offerings and grow its distribution capabilities.

CONSOLIDATE DUPLICATIVE PRODUCTS AND SERVICES. Simione believes that improved efficiency and lower cost of operations will be realized through consolidation of similar products and services within the same market space. These consolidations will present customers with more effective control and flexibility of their product and service strategies.

INTEGRATION OF CORE PRODUCTS. Based on market demand, Simione's products are in the process of becoming architecturally integrated to create multi-faceted IT solutions that provide customer control over rules-based processing and seamless data entry and data accessibility.

ALTERNATIVE DELIVERY SYSTEMS. Simione is developing product solutions that can be web enabled with the ability to operate in both distributed and Application Service Provider (ASP) environments.

FOCUS ON PROCESS IMPROVEMENT. Simione is enhancing selected features of existing products and developing new products to help its customers improve workflow and operational process. Such activities will help customers manage and reduce costs while maintaining quality clinical outcomes, which are believed to be a necessity for business survival under the prospective payment system.


INFORMATION SYSTEMS

Simione offers comprehensive and flexible software solutions to address the information processing needs defined by a number of unique homecare market segments including home medical equipment suppliers, infusion therapy providers, home health agencies, hospice service providers and integrated delivery networks. Each of Simione's software products offers a suite of core application modules that address the financial, clinical and operational requirements of home healthcare providers. These applications are designed to:

     -    Improve efficiencies of customer processes and operations
     -    Operate in a Number of Technology Environments
     -    Provide Scalability and Growth Options
     -    Provide Open Data Access
     -    Produce Management Reporting and Decision Support Tools
     -    Facilitate Regulatory Compliance
     - In addition to its core software products, Simione offers several specialized modules and applications.


CORE SOFTWARE SOLUTIONS
Simione's core software solutions are as follows:

STAT2
------
A complete, flexible and fully integrated home health agency management system. The STAT2 core set of software applications includes:

         -   Client Intake                     -   Billing/Accounts Receivable
         -   Treatment Plans                   -   General Ledger
         -   Employee Tracking                 -   Accounts Payable
         -   Scheduling                        -   Payroll
         -   Electronic Transmission/Remittance

This core set can be enhanced with specialized features including hospice, telephony and cost reporting. The STAT2 system allows a customer to exchange clinical and financial information with external systems in either a real-time or batch mode through interface engine technology or customized interfaces. STAT2 is designed to increase staff productivity by fully integrating the system's clinical, financial and operational applications and thereby eliminating redundant data entry. STAT2 has the ability to customize system features as well as the ability to expand with the customers' business.

DME 6.3
-------
PC-based software application for home medical equipment and medical supply businesses. The DME 6.3 core set of software applications includes:

         -   Order Entry                      -   Billing
         -   Inventory Management             -   Accounts Receivable
         -   General Ledger                   -   Purchase Orders

DME 6.3 features add-on modules such as retail sales and bar coding. The DME 6.3 software provides easy to use data import/export capabilities. DME 6.4 is currently in customer testing.

MESTAMED
--------
MestaMed is a fully integrated billing, accounting and inventory control system for providers of home health services including:

         -   Home Medical Equipment & Supplies
         -   Home Health Care
         -   Infusion Therapy
         -   Rehabilitation Equipment
         -   Hospice Services.

MestaMed customers are home health care providers who use MestaMed to track the delivery of home medical equipment and services to patients and to meet the complex requirements necessary to obtain reimbursement from Medicare/Medicaid and other third-party payers. Simione believes MestaMed is the only system which integrates information for operational and financial management for multiple line of business homecare providers.

MestaMed is comprised of the following core modules:
         - Patient Intake               - HME Order Processing
         - Rental Equipment Management  - Billing & Electronic Claims Processing
         - Accounts Receivable          - Inventory Control and Asset Management
         - Management Reporting         - Service Transaction Processing
         - HHA Scheduling               - Clinical and Supporting Documentation
         - IV Prescription Processing

A number of additional add-on features and supplemental modules can be optionally purchased to satisfy the IT requirements of a particular homecare provider. MestaMed is designed to easily and cost effectively meet the needs of large providers who have high transaction volumes, large numbers of users, multiple branches and remote processing requirements. MestaMed is available on a variety of hardware platforms and operating environments including OpenVMS, UNIX, Windows NT, AIX and various Intel, Alpha and RS 6000 computer systems.

HMExpress
---------
HMExpress is a Windows-based, cost-effective and proven suite of applications designed for small to mid-sized home medical equipment providers. HMExpress automates order processing, CMN management, billing, accounts receivable, inventory and rental management - the core operational areas of any HME business. A subset of the more functionally robust MestaMed product, HMExpress packages years of research and development into an affordable out-of-the-box HME solution.

HMExpress features HME patient intake and order processing, equipment pickups and exchanges, rental equipment management, recurring rental billing, capped rental processing, DMERC CMN printing and tracking, 1500 Bill Printing, Private-Pay Statements, DMERC Electronic Claims Submission, Billing System, A/R system, Perpetual Inventory, Management Reporting and Multi-Brach Processing.

In addition to the core components of HMExpress, several add-on products are available including a user-friendly Report Writer, DMERC ERN processing and
Electronic Medicaid Claims Processing. HMExpress comes complete with Computer-Based Training courses, comprehensive user documentation and free regional training sessions. HMExpress customers are also afforded high quality, real-time customer support coverage and services.

SMART CLIPBOARD
---------------
The Smart ClipBoard is a clinical information system that enables home health agencies to compete effectively in the changing health care delivery environment. Originally designed in 1993, it was the first home health point-of-care information system developed around pen-based computer technology and home health clinical processes. The Smart ClipBoard provides a clinical solution designed to assist home care providers in co-managing the cost and quality of the care they deliver by helping them understand their clinical and administrative processes. The Smart ClipBoard software suite was released in 1996.

By using The Smart ClipBoard, an agency can use and modify its existing clinical assessment criteria and care plans. As a result, structured clinical data is presented and captured in a user-friendly manner at the point-of-care. Finally, a suite of data analysis reports and ad-hoc queries help to facilitate clinical process understanding and improvement. The Smart ClipBoard's point-of-care features assist clinicians in capturing structured documentation of, and variance from, planned patient care processes. Other features allow clinicians to have access to patient caseload data and libraries of medical information. Through a relationship with Outcome Concept Systems, the system provides OASIS and ORYX data entry, validation, submittal and reporting capabilities as required under federal regulations and JHACO industry standards.

The Smart Clipboard System will also feature a web-based order tracking system to be introduced later in 2000. The Orders Tracking System will allow physicians to process plans of treatment (485's) and supplemental orders using Internet technologies. Using a secure web-site, agencies and physicians can quickly and efficiently automate the work flow process surrounding the review, modification and acceptance of agency-generated orders. The Orders Tracking System will also incorporate an Orders Management component to allow agencies to efficiently track and respond to outstanding orders. Automated escalation routines send e-mail and FAX reminders to physician offices to expedite the orders completion process.

The Orders Tracking System will provide an innovative e-business solution to the provider community that will allow the electronic processing of orders and the reduction of costs associated with the paperwork bottlenecks surrounding traditional orders management.

The Smart ClipBoard includes several administrative and clinical components to help improve workflow processes throughout an agency:

- Patient Administration
- Scheduling
- Orders Management
- Outcomes Management & Reporting

In 2000 Simione intends to interface Smart ClipBoard to the billing modules of STAT2 and MestaMed and develop further operational management enhancements for the system.


SPECIALIZED PRODUCT SOLUTIONS

Simione offers the following specialized software solutions:

OASIS/ORYX  BENCHMARKING
-----------------------
Simione will form strong strategic alliances in 2000 with leading performance measurement systems companies to allow home healthcare companies to collect, manage, report and analyze clinical data. The Health Care Financing Administration has mandated the collection of a standardized set of patient assessment data (OASIS). Several accreditation organizations such as JCAHO
(ORYX) require the collection and submission of key assessment indicators as well. Comprehensive collection and benchmarking software allows agencies to transmit required clinical data to state agencies, to provide flexible in-house reporting features, to receive periodic comparative statistics from other member agencies and to access clinical data in an open architecture for ad-hoc reporting.

DECISION SUPPORT / DATA WAREHOUSING
-----------------------------------
During 2000, Simione will begin the design and development of data warehouse features that will allow agencies to easily access data to perform 'what-if' analysis utilizing the latest On-Line Analytical Processing (OLAP) compliant tools. Using these tools, agencies can merge and combine data across multiple databases to produce a number of decision support scenarios that can be easily modified to accommodate new criteria and market conditions. Automated routines to move consolidated financial and clinical data to a common data repository from a number of Simione software product databases will constantly update the historical databases used to analyze data. Pre-defined data cubes, reports, graphs, charts and decision support software will provide additional value to agency IT groups.

CLINCAL CONTENT OPTIONS

SMART CARE
----------
The Smart Care suite of patient careplans and assessments allow agencies to implement paper and electronic clinical data collection processes by defining treatment plans for a variety of medical diagnosis-based conditions, hospice services and infusion therapies. Over 30 plans of care and supported assessments facilitate immediate implementation of a structured clinical process.

OUTCOMES PLANNER SYSTEM
-----------------------
The Outcomes Planner System (OPS) is currently available to Simione customers as a paper-based documentation solution designed to give agencies a teaching-oriented set of care planning options. The Outcomes Planner System consists of standard pre-defined clinical content including assessments and visit-driven careplans. The Outcomes Planner System predefines methods of delivering standardized but individualized patient care by specifying care goals and visit milestones that result in more successful clinical outcomes with lower costs. Simione will introduce the electronic content version of the OPS system later this year.

Simione Central will continue to utilize a significant number of clinical healthcare professionals to develop content-based solutions to supplement its software products.

COMPUTER-BASED TRAINING (CBT) COURSEWARE
----------------------------------------
Simione's CBT division has produced a number of interactive CBT courses that cover a variety of homecare industry and product-specific topics. CBT courseware features leading industry experts and allows Simione to deliver quality training and educational courseware at a fraction of the cost of traditional training options. CBT offerings give Simione a leading advantage in delivering quality education and training to its customers to supplement its software products and consulting activities. CBT courseware can also be delivered and administered in a web-based environment.

Over 20 titles have been developed with another 18-20 planned for 2000.

REGULATORY ENHANCEMENTS
-----------------------
Simione will expend professional resources to address the healthcare-related regulatory issues facing providers this year:

PROSPECTIVE PAY SYSTEM (PPS)
----------------------------
As a result of the Balanced Budget Act of 1997 and the OCESSA Act of 1999, implementation of a Prospective Pay System is mandated for home health agencies. Simione will provide a host of educational and consulting services as well as clinical and software modifications necessary to meet PPS compliance. Products will be created to supply healthcare agencies with tools and processes to assist agencies in succeeded in this new cost-oriented environment.

HIPAA
-----
The Health Insurance Portability and Accountability Act will necessitate security and electronic transmission-related enhancements to current software products. As specific implementation guidelines are published, Simione Central will respond by allocating the resources needed to gain compliance.


SERVICE SOLUTIONS

SOFTWARE SUPPORT SERVICES
-------------------------
Simione believes that providing comprehensive software support services to customers is critical to its success in the home health care industry. With the completion of the merger with MCS in March 2000, Simione employs in excess of 120 professionals dedicated to this effort who provide the following services:

     -    Implementation:  Implementation  services  include  an  assessment  of existing customer business processes, project planning, system training, business process re-engineering and data conversion assistance.

     - Training: Training services are offered on a continuing basis to existing customers either at the customer's site or at a Simione location.

     - Software Support: Simione offers on-call telephone software support seven days a week and provides maintenance releases on a periodic basis. Releases of software enhancements are generally made available to customers annually. These enhancements include unspecified improvements and regulatory data updates. This support does not include major functional or computer platform changes that would be offered to customers as new product sale opportunities.

     - Technical Consulting: Simione provides software customization and integration, technical audits of the customer's information systems, integration and network planning and strategic and tactical information systems planning.

Support services represent a source of recurring revenue, as these services are provided through annual renewable maintenance contracts which provide access to customer support, updates to respond to changes in reimbursement and regulatory policies, and product enhancements. The software in installations which do not have maintenance agreements rapidly becomes obsolete. Other services are generally charged on a time and materials usage basis. Simione's technical personnel also provide on-site and on-call hardware support.

CONSULTING SERVICES
-------------------
Simione's home health care consulting services assist providers in addressing the challenges of a managed care and/or PPS environment, such as reducing the cost of delivering care while maintaining or improving quality of care, streamlining operational structures and re-engineering organizational structures. Simione's consulting operations, which were acquired in January 1996, have been providing consulting advice to the home health care industry since 1963. The consulting staff is comprised of approximately 35 professionals with home health care industry specific experience. Consulting engagements generally focus on:

    - Strategic Planning   - Marketing Studies      - Acquisition Due Diligence
    - Operational Reviews  - Business Valuations    - Quality Assurance Reviews
    - Reimbursement        - Organizational Reviews - Operational Re-engineering
    - Consultation         - Management             - Medical Records
    - Medicare Compliance  - Cost Report Preparation

Simione provides consulting services on a time and materials usage basis. Simione believes that its consulting services group effectively complements its software and services, provides a valuable outlook on the changing home health care industry and is a source of innovative ideas for Simione's information systems enhancements. Furthermore, consulting services are designed to build new customer relationships and provide opportunities for the sale of additional information systems and services.

CUSTOMERS

     During 1999, Simione had over 1,500 customers nationwide, including:

     -    hospital-based companies;
     -    home health care providers;
     -    alternate-site care organizations;
     -    home medical equipment providers;
     -    integrated delivery systems; and
     -    government-managed organizations.

     Columbia/HCA accounted for 35% of Simione's revenues in 1998 and 11% of Simione's revenues in 1999. See "Simione Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" for a discussion of Simione's relationship with Columbia/HCA. No other customer accounted for 10% or more of Simione's consolidated net revenues during the year ending December 31, 1999.

SALES AND MARKETING

     Simione markets its systems and services through a direct sales force in four national territories located throughout the United States. Simione also employs a marketing and sales support staff to assist its sales force. Recognizing the importance of maintaining good communication and obtaining valuable input from its customers, Simione sponsors customer advisory groups and national user group meetings. Regional user group meetings are also held to discuss customer comments, suggestions, industry-trends and related system issues.

BACKLOG

     Simione had backlog of $1.6 million on December 31, 1999, $4.1 million on December 31, 1998, and $7.1 million on December 31, 1997. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees and professional services. The length of time required to complete an implementation depends on many factors outside the control of Simione, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete the implementation process. As a result, Simione may be unable to predict accurately the amount of revenue it will recognize in any period and, therefore, can make no assurances that the amounts in backlog will be recognized in the next twelve months.

TECHNOLOGY

     The Smart ClipBoard system operates in all Windows environments and its point-of-care features operate on tablets, laptops and other scaleable devices. It features a flexible relational database capable of accurate replication necessary to support distributed and remote information systems.

     The STAT2 system operates on multiple operating systems, including Windows, and is designed for use on microcomputers, network PCs, and IBM and DEC computer hardware. The STAT2 system allows a customer to exchange clinical and financial information with external systems in either an immediate connection or by accumulating data to transmit later in batches or batch mode.

     The Dezine Durable Medical Equipment 6.3 system operates on the MS-DOS and Windows operating systems and is designed for use on microcomputers or network PCs.

     The integrated MestaMed system operates on multiple operating systems including Open VMS, Windows NT, UNIX, AIX, and other primary platforms. An ODBC gateway has been developed to allow efficient queries of its proprietary database.

     Simione's systems are dependent upon many third-party software and hardware products and related services. There can be no assurance that financial or other difficulties experienced by such third-party vendors will not have an adverse effect on Simione's abilities to provide its systems or that Simione will be able to replace such third-party products and services if they become unavailable.

     The third-party software is composed of varying types and contractual arrangements. The nature and scope of the third-party software is described in the table below. The software licensed from third parties falls into one of the four categories listed below. All of Simione's products use these third-party software products to some varying degree. Generally, the third-party software is licensed under agreements that have a one-year term. Fees charged by the third-party software vendors are passed on to Simione's customers in the license fees or maintenance fees charged by Simione. The software is either embedded in Simione's software prior to sale or accessed by Simione's software as an external data file.

                                             TERMS OF LICENSE
                                             ----------------

                          MONTHLY                          PER USER OR       EMBEDDED
                        MAINTENANCE      ONE TIME FEE       PER SEAT         SOFTWARE      DATA FILE
                        -----------      ------------       --------         --------      ---------

Operating System             X                 X                X               X
Medical Content              X                 X                X                              X
Report Writer                X                 X                X               X
Data Base Manager            X                 X                X               X


RESEARCH AND DEVELOPMENT

     Simione maintains a staff of approximately 40 programmers, systems and application analysts, quality assurance analysts and documentation specialists (a total of 75 including MCS after the merger) who monitor developments in the computer software and health care industries and who continuously work to enhance Simione's systems. Simione's research and development expenses were approximately $4.0, $6.7 and $6.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     Simione is enhancing selected features of existing products and developing new products to help its customers improve workflow and operational process. Such activities will help customers manage and reduce costs while maintaining quality clinical outcomes, which are believed to be a necessity for business survival under the prospective payment system. Simione has additional research and development activities underway to make certain product functionality web-enabled. Additionally, Simione plans to develop or enhance interface capabilities between the Smart ClipBoard product acquired in the CareCentric acquisition and its other core home health agency products.

     Simione recognizes the need to respond to the rapid technological change that is occurring in the software and health care industries. There can be no assurance, however, that Simione will be able to develop products on a timely basis or that its future products will fully address the needs of its current or prospective customers.

COMPETITION

     Competition in the market for home health care information systems and services is intense and is expected to increase. Simione believes that the primary factors affecting competition are:

         -   system performance and reliability
         -   customer support
         -   service
         -   system flexibility and ease of use
         -   potential for providing enhancements
         -   reputation
         -   financial stability.

     Simione believes it is a strong competitor in system performance and reliability, customer support and potential for enhancements. Simione provides customer support through a toll-free call-in number which Simione believes has been effective in satisfying customer needs. Simione believes it has a competitive advantage in the service area because it offers a more complete health care industry consulting service that supplements and supports its systems-related services, and strengthens customer relationships. Pricing in this industry is very competitive, with no particular company, including Simione, having a clear advantage. Simione believes that it has a very good reputation among the home health care providers who are familiar with Simione's products, but Simione's name recognition within the market at large is not as well established as many of the competitors. Simione is at a competitive disadvantage on the financial stability factor because its financial position is not as strong as that of its major competitors.


     Simione's competitors include other providers of home health care information systems and services, management companies and home health care consulting firms. Furthermore, other major health care information companies not presently offering home health care information systems, or major information system companies not currently in the health care industry, could develop the technology and enter Simione's markets. Simione believes its most significant competitors are:

         -   Delta Health Systems (owned by Shared Medical Systems Corp.);
         -   McKesson HBOC;
         -   Patient Care Technologies, Inc. (partially owned by Meditech);
         -   Home Care Information Systems, Inc. (owned by Misys PLC); and
         -   3M Datacron (owned by 3M).

     Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect Simione's business, financial condition and results of operations. In addition, many of Simione's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than Simione. Many of Simione's competitors also currently have, or may develop or acquire, substantial installed customer bases in the home health care industry. As a result of these factors, Simione's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their systems and services than Simione. There can be no assurance that Simione will be able to compete successfully against current and future competitors or that competitive pressures faced by Simione will not materially adversely affect its business, financial condition and results of operations.

PROPRIETARY RIGHTS AND PRODUCT PROTECTION

     Simione owns the copyrights on its STAT2 system and The Smart ClipBoard product acquired in the CareCentric merger. Simione depends upon a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions, confidentiality policies and various security measures to protect its proprietary rights. There can be no assurance that the legal protections afforded to Simione or the precautions taken by Simione will be adequate to prevent misappropriation of Simione's technology. In addition, these protections do not prevent independent third-party development of functionally equivalent or superior technologies, systems or services, or the obtaining of a patent with respect to Simione's technology by third parties. Any infringement or misappropriation of Simione's proprietary software could have a material adverse effect on Simione. As the number of home health care software information systems increases and the functions of these systems further overlap, health care information systems may increasingly become subject to infringement claims. Although there has been no litigation with respect to these claims, there can be no assurance that Simione will not be subject to litigation in the future or additional infringement claims.

     Simione believes that its current systems and products do not infringe on the patent or trademark rights of any third parties. There has, however, been substantial litigation and uncertainty regarding copyright, patent and other intellectual property rights involving computer software companies and there can be no assurance that Simione will prevail in any infringement litigation brought against it. One party has initiated an infringement inquiry with Simione involving its TEMS software. Simione believes that this inquiry will not have a material adverse effect on its financial position or results of operations since the settlement and licensing terms currently offered by the inquiring party would be immaterial to Simione's financial performance. Any claims or litigation, with or without merit, could be costly and could result in a diversion of management's attention which could have a material adverse effect on Simione's business, financial condition and results of operations. Adverse determinations in such claims or litigation may require Simione to cease selling certain systems or products, obtain a license and/or pay damages, any of which could also have a material adverse effect on Simione's business, financial condition and results of operations.

GOVERNMENT REGULATION AND HEALTH CARE REFORM

     The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of home health care organizations. During the past several years, the United States health care industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain proposals to reform various aspects of the United States health care system have periodically been considered by Congress. Future proposals may result in increased government involvement in home health care and otherwise change the operating environment for Simione's customers. Home health care organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments in Simione's systems and services. Simione cannot predict what impact, if any, such factors might have on its business, financial condition and results of operations.

     The Office of Inspector General of the Department of Health and Human Services has identified in its Work Plan for Fiscal Year 1999 several projects within the home health industry which will be the focus of the Inspector General's scrutiny in fiscal year 1999. Each year the Inspector General sets forth in its Work Plan for that year the areas that will be scrutinized. For example, the 1999 Work Plan sets forth that the Inspector General will focus on audits of home health base year costs, location of service requirements, assessment of the impact of the interim payment system on beneficiary access, physicians case management billings, utilization patterns of home health agencies, and claims for home health aides. Additionally, the Inspector General has focused in recent years on how third-party billing companies, such as Simione, provide billing and collection services to its customers. The Inspector General has also stressed the importance of compliance programs for aspects of the health care industry. Although currently implementation of such programs is voluntary, such compliance programs may become a requirement in the future as a condition of being reimbursed under any federal or state programs or by private health plan payors. The Inspector General released in December 1998 a compliance program intended as guidance to third-party medical billing companies and their agents and subcontractors in developing internal controls promoting adherence to applicable law and the program requirements of federal, state and private health plan payors. Any changes resulting from the Inspector General's review of the home health industry and how home health services are billed could increase the costs and time necessary for Simione to provide its administrative services to its customers and could affect Simione in other respects not currently foreseeable.

     The confidentiality of patient records and the circumstances under which such records may be released for inclusion in databases maintained on Simione's systems are subject to substantial regulation by state governments and federal legislation governing specialized medical information and records. Although compliance with these laws and regulations is principally the responsibility of the hospital, physician or other home health care provider with access to Simione's information systems, regulations governing patient confidentiality rights are evolving rapidly. For example, the Health Insurance Portability and Accountability Act of 1996 includes provisions directing the Secretary of the Department of Health and Human Services to adopt standards governing the electronic transmission of data in connection with a number of transactions involving health information, including submission of health claims. These standards are to cover security measures and safeguards with respect to health information, as well as standardization of data, assignment of identifiers and authentication of electronic signatures.

     In January 1999, HCFA published an interim final rule and a final rule requiring home health agencies to report electronically data obtained from the Outcome and Assessment Information Set ("OASIS") as a condition of participation by such agencies in the Medicare program. OASIS requires information regarding patients to be submitted electronically to HCFA, and the January 1999 rules set forth requirements for maintaining the privacy of patient identifiable information generated by OASIS. Further, these rules require the home health agency or its agent to maintain the confidentiality of all patient identifiable information contained in the clinical record and neither can release such patient identifiable OASIS information to the public. Any agent acting on behalf of an agency in connection with the transmission of OASIS data must be doing so pursuant to a written agreement with the home health agency. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of such information to implement additional security measures which may be difficult to implement and costly to Simione. There can be no assurance that changes to state or federal laws and regulations will not materially restrict the ability of home health care providers to submit information from patient records to Simione's systems or impose requirements which are incompatible with Simione's current systems.

     In late October 1999, HCFA released its proposed regulations for the prospective payment system for reimbursement of home health providers under Medicare. These proposed rules are subject to comment and are expected to be finalized by July 2000 and effective October 2000. The proposed rules will reimburse home health providers fixed amounts for 60 day episodes of care determined by home health resource group case-mix classifications on the basis of an initial OASIS assessment adjusted for regional labor cost differences. The proposed rules state that the reimbursement will be 50% at the start of the episode and 50% after the final report for the episode with all adjustments has been transmitted. Adjustments will be allowed for low utilization, partial episodes, significant changes in condition, delivery of therapy and other excessive costs situations. Additional submittals required will include a notice of admission, identification of the appropriate case mix group and a one-line universal bill submission.

     These changes to the Medicare payment system will require extensive changes to the manner in which home health care providers do business because they will be required to reduce or manage the costs of care per episode so the costs will not exceed the allowed reimbursement, while maintaining the quality of medical outcomes required by the patient, the payor or other governmental regulatory and self-regulating organizations. Such changes will require extensive changes to Simione's software products. Plans are underway to understand and address these changes. There is no assurance that:

     - these changes can be made correctly or in a timely enough manner given the resources of Simione;

     -    HFCA will not change or delay these requirements;

     - other suppliers of home health care software who are competitors will not supply better versions of such products; or

     - Simione's customers will have the resources and skills to make the changes to their operational processes needed to remain in business or to acquire, install and use the information technology we intend to sell to address this major regulatory change.

     In the Omnibus Consolidated and Emergency Supplemental Appropriation Act of 1999, the portions of the Balanced Budget Act of 1997 that were applicable to the reimbursement of home health care providers under Medicare were amended to:

     -    defer the 15% additional funding cut until October 2000;

     -    provide  for  three  year   extended   payments   of  prior   Medicare
          over-reimbursements with the first year interest-free;

     - eliminate the bundling of home medical equipment billings with home health agency billings; and

     -    provide other minor relief.

     These changes will increase the cash flow of our customers and potential customers for the next 12 months, but do not provide the permanent relief sought by the industry. The non-bundling change eliminates an opportunity for MCS which has a software program that would facilitate such bundling of billing. This legislation will not require significant changes to our software programs.

     The United States Food and Drug Administration is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act. Computer products are subject to regulation when they are used or are intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. Although Simione believes that its systems are not subject to FDA regulation, the FDA could determine in the future that predictive applications of Simione's systems could make them clinical decision tools subject to FDA regulation. Compliance with FDA regulations could be burdensome, time consuming and expensive. Simione also could become subject to future legislation and regulations concerning the manufacture and marketing of medical devices and health care information systems. These could increase the costs and time necessary to market new systems and could affect Simione in other respects not presently foreseeable. Simione cannot predict the effect of possible future legislation and regulation.

EMPLOYEES

     As of December 31, 1999, Simione employed approximately 200 individuals. Simione believes that its future success depends in large part upon recruiting, motivating and retaining highly skilled and qualified employees in all aspects of Simione's business. None of Simione's employees is represented by a labor union. Simione believes that its employee relations are good.

PROPERTIES

     Simione's principal executive offices are located at 6600 Powers Ferry Road, Atlanta, Georgia 30339. The principal executive offices consist of approximately 56,924 square feet. Simione uses 20,681 square feet of this space and subleases the remainder to a third-party. The lease on this space expires on December 31, 2002.

     Simione also leases office space in the following locations:

LOCATION                                 SQUARE FOOTAGE  LEASE EXPIRATION
--------                                 --------------  ----------------
Pompano Beach, Florida..............         20,291      December 31, 2000
Duluth, Georgia.....................          8,370      March 31, 2001
Hamden, Connecticut.................          6,500      December 31, 2002
East Brunswick, New Jersey..........          8,540      September 30, 2000
Sugar Land, Texas...................          7,900      September 30, 2000
Westborough, Massachusetts..........          3,020      August 30, 2001
Huntington Beach, California........            976      May 31, 2000
San Diego, California...............          1,800      February 28, 2000
Irving, Texas.......................          1,645      March 31, 2003
Jacksonville, Florida...............          1,019      January 31, 2000
Pittsburgh (Monroeville), Pennsylvania       24,308      September 30, 2005
Pleasanton, California..............          2,463      March 31, 2003

     The landlord of the Connecticut office is a company controlled by Barrett O'Donnell, Chairman of Simione, and Reid Horovitz, former General Counsel and Secretary of Simione.

     Simione believes that its present facilities are adequate to meet Simione's current and foreseeable needs.


ITEM 3.  LEGAL PROCEEDINGS

     Neither Simione nor any of its subsidiaries is currently a party to any legal proceedings which would be material to the business or financial condition of Simione on a consolidated basis. Simione was, however, served on July 17, 1997 with an administrative subpoena issued by the United States Department of Health and Human Services, Office of Inspector General. In connection with that subpoena, the Department of Justice had advised Simione that aspects of Simione's past relationship with affiliates of Columbia/HCA were within the scope of an ongoing grand jury investigation. Simione's relationship with Columbia/HCA arose based on the sale in October of 1996 to Columbia/HCA of Central Health Holding Company, Inc, the former parent company of Central Health Management Services, Inc., a predecessor company of Simione. At the time of such sale, Simione entered into a number of contracts to provide information systems and outsourcing services to Columbia/HCA. In late 1999, the Justice Department confirmed to Simione that neither Simione, nor any of its officers, directors or employees, were a target in the investigation and that the Department of Justice had removed the Company from its inquiry.

     Simione was one of several defendants named in a "whistleblower" lawsuit related to alleged Medicare fraud filed under the False Claims Act in the Northern District of Georgia (U.S. ex rel. McLendon v. Columbia/HCA Healthcare Corp., et al., No. 97-VC-0890 (N.D. Ga.)). The lawsuit involves alleged claims that Simione allegedly participated in a conspiracy with Columbia/HCA and other third parties to bill inflated and fraudulent claims to Medicare. Simione has learned that the Justice Department has elected not to join in the claims asserted against Simione by Donald McLendon, who is a former employee of an unrelated service provider to Columbia/HCA. Although the Justice Department joined the suit with regard to other defendants, it specifically declined to intervene with regard to Simione. Simione has had indications that Mr. McLendon may still pursue "whistleblower" claims against Simione directly. Simione does not believe that any of these claims, if asserted against Simione, will have any material effect on Simione's overall business or financial condition. In the event these claims are asserted, Simione intends to vigorously defend against them.

     The Company remains liable for certain settlement costs payable to IBM for the early cancellation of the Company's service agreement with IBM for services provided to Columbia/HCA. Those costs amount to approximately $2.5 million and are part of claims for reimbursement under a still active legal dispute with Columbia/HCA. In the event the legal dispute is not settled in favor of the Company, the Company may be liable for all or part of this amount plus any late payment charges if appropriate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE MANAGEMENT OF THE REGISTRANT

Barrett C. O'Donnell...........46     Chairman of the Board
R. Bruce Dewey.................48     Chief Executive Officer, President and
                                            Director
William J. Simione, Jr.........57     Executive Vice President and Director,
                                            President of Simione Consulting
Jack Arthur....................61     Senior Vice President of Product
                                            Management and Quality Assurance
George M. Hare.................44     Senior Vice President and Chief Financial
                                            Officer (until April 14, 2000)
Kathryn B. McClellan...........45     Senior Vice President of Product Services
Charles N. Mead, M.D. .........52     Chief Science and Technology Officer
Michael Quinn .................46           Senior Vice President of Corporate
                                            Resources and Customer Support
Robert J. Simione..............49     Senior Vice President of Consulting
William A. Thomasmeyer.........45     Senior Vice President of Sales and
                                             Marketing

     Effective April 15, 2000, the Company's Chief Financial Officer and Treasurer will be Mr. Stephen Shea. Mr. Shea is and will remain the Chief Financial Officer of Mestek, Inc., a NYSE company. Mestek was the parent company of MCS, Inc. before it merged into Simione on March 7, 2000.

     R. Bruce Dewey has served as Senior Vice President and General Counsel of Mestek since 1994 and Secretary of Mestek since 1992. Mr. Dewey was Vice President -- Administration prior to 1994. Prior to joining Mestek in 1990, Mr. Dewey was an attorney in private practice in Seattle, Washington most recently with Cairncross, Ragen & Hempelmann from 1987 to 1990. Prior to the merger of Mestek, Inc. and Reed National Corp., Mr. Dewey had been Assistant to the
President of Reed from 1979 to 1983 and had been affiliated with the Cooper-Weymouth, Peterson division of Reed from 1975 to 1979. In accordance with the terms of the merger agreement, Mr. Dewey was appointed the Chief Executive Officer of Simione as of September 9, 1999. Mr. Dewey will remain Senior Vice President and Secretary of Mestek and will spend approximately 75% of his time on Simione. Mr. Dewey was a director of MCS from June 1992 to August 1999.

     Barrett C. O'Donnell has served as Chairman of the Board of Simione since June 15, 1998, and served as Chief Executive Officer and President from June 15, 1998 to September 9, 1999. Mr. O'Donnell has been a director of Simione since October 1996. From October 1992 until October 1996, Mr. O'Donnell served as Chairman of the Board of InfoMed Holdings, Inc., a Delaware corporation that merged with Simione Central Holding, Inc., a Georgia corporation, to form Simione effective October 8, 1996. Mr. O'Donnell also served as Chief Executive Officer of InfoMed from November 1994 to October 1996. From 1978 to present, Mr. O'Donnell has been Chairman of the Board, President and Chief Executive Officer of O'Donnell Davis, Inc., which is in the consulting and investment advisory services business.

     William J. Simione, Jr. is a certified public accountant who has served as Vice Chairman of the Board and Executive Vice President of Simione since October 1996. From January 1996 until October 1996, Mr. Simione served as the President of Simione Central, Inc., a wholly owned subsidiary of Simione. From January 1975 until December 1995, Mr. Simione was Managing Partner of the Home Health Care Consulting Division of Simione & Simione, CPAs. Since September 1995, Mr. Simione has also served as a director and an audit committee member of Personnel Group of America, Inc., a leading provider of information technology services and commercial staffing solutions. Mr. Simione has 32 years of experience in the home health care industry.

     Jack Arthur served as Senior Vice President of Product Development and Product Management of Simione from January 1999 to the date of the merger with MCS, when he became Senior Vice President of Product Management and Quality Assurance. From July of 1998 until December of 1998, Mr. Arthur was a manager of product development with Eclipsys, Inc., an information systems provider. From October of 1995 until June of 1998, Mr. Arthur was the owner of Healthcare Consulting, Inc., a health care information systems consulting company. From June of 1985 until October of 1995, Mr. Arthur held various product development management positions with SMS, Inc., an information systems provider.

     George Hare has served as the Senior Vice President and Chief Financial Officer of Simione since May 1999. Since March of 1999, Mr. Hare has been a Partner with Tatum CFO Partners, LLP. From February of 1988 to 1999, Mr. Hare worked for ADT Security Services and its subsidiaries in various capacities. Mr. Hare is a Certified Public Accountant. Mr. Hare has resigned effective April 14, 2000.

     Kathryn B. McClellan served as Senior Vice President of Customer Services and Support of Simione from November 1998 to the date of the merger with MCS, when she became Senior Vice President of Product Services. From June of 1996 until November of 1998, Ms. McClellan held various operational and customer services positions with Simione. From April of 1991 until June of 1996, Ms. McClellan was an administrator and director of Memorial Medical Center.

     Charles N. Mead, M.D. has served as Chief Science and Technology Officer of Simione since August 1999. From June 1993 to August 1999, Dr. Mead was Vice Chairman, Chief Scientist and a director of CareCentric, which he co-founded in 1993. Dr. Mead has a long-standing involvement in biomedical computing and the application of computers to medicine.

     Michael Quinn served as Senior Vice President of Operations of MCS since 1985 and became an officer of Simione after the merger with MCS, when he became Senior Vice President of Corporate Resources and Customer Support. He was a director of MCS since 1992 until the merger with Simione. From 1977 to 1985, Mr. Quinn worked in various programming and sales capacities for MCS and its parent company supervising sales, product development and product support.

     Robert J. Simione has served as Senior Vice President of Consulting of Simione since October of 1996. From January of 1976 until September of 1996, Mr. Simione was a principal of Simione & Simione.

     William A. Thomasmeyer became Senior Vice President of Sales and Marketing of Simione after the merger with MCS. Mr. Thomasmeyer served as President and Chief Executive Officer of MCS from January 1999. From 1996 until December of 1998, Mr. Thomasmeyer was President of Mestek Technology, a Mestek subsidiary founded to pursue the acquisition of software companies in market segments complementary to MCS. From 1989 through 1996, Mr. Thomasmeyer was President and C.E.O. of Virtual Microsystems, Inc. and Logicraft Information Systems, two software companies based in the CD-ROM networking market.

     Stephen M. Shea will become Chief Financial Officer of Simione effective April 15, 2000. Mr. Shea was Senior Vice President - Finance of MCS, Inc. from 1994 until its merger into Simione on March 7, 2000. Mr. Shea has been employed in various financial roles by Mestek, Inc. since 1985 and served as Chief Financial Officer of Mestek since 1990, and as Senior Vice President - Finance since 1994.


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The table below sets forth the high and low sales prices of Simione common stock as reported on The NASDAQ Stock Market's National Market System for the calendar periods indicated.

     The  common  stock of  Simione  has  traded on The  NASDAQ  Stock  Market's
National Market System under the symbol SCHI since June 30, 1997 and prior to June 30, 1997 was traded on the OTC Bulletin Board under the same symbol. During March 2000, the common stock was traded temporarily under the symbol SCHID on NASDAQ to reflect the 1-for-5 reverse stock split. As of February 1, 2000, Simione common stock was held by approximately 2,256 holders of record. For this purpose, stockholders whose shares are held by brokers on behalf of stockholders are not separately counted.

     The table below shows the reported quarterly high and low bid prices for Simione common stock on the OTC Bulletin Board for the period January 1, 1997 to June 29, 1997, and the reported quarterly high and low sales price for the Simione common stock on the NASDAQ Stock Market for the periods after June 30, 1997. The information set forth below does not include retail mark-ups, mark-downs or commissions. In addition, over-the-counter prices reflect inter-dealer prices, and may not necessarily represent actual transactions. The sales prices after the second quarter of 1997 reflect the value of Simione common stock following a 1-for-2 reverse stock split which occurred on June 30, 1997. The sales prices have been adjusted to reflect the effect of the 1-for-5 reverse stock split which occurred on March 7, 2000.


                             1999                          1998                        1997
                             ----                          ----                        ----
                     HIGH            LOW           HIGH            LOW          HIGH          LOW
                     ----            ---           ----            ---          ----          ---

First Quarter        $17.50          $6.25        $60.625         $32.50       $38.75        $21.25
Second Quarter        21.25          6.875          81.25          31.25        33.75         25.00
Third Quarter         15.00           6.25          41.25          4.375        73.75         47.50
Fourth Quarter        9.375           5.00          16.25           5.00       70.625         35.00

     Simione has never declared or paid cash dividends on Simione common stock. Simione currently intends to retain future earnings, if any, for future growth and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company. The selected consolidated financial data in the table as of and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 are derived from the audited consolidated financial statements of the Company. The selected consolidated financial data as of and for the year ended December 31, 1996 includes the operating results of Simione & Simione acquired effective January 1, 1996 and InfoMed Holdings, Inc. ("IMHI") for the period October 8, 1996 (the effective date of the IMHI Acquisition) to December 31, 1996. The selected consolidated financial data as of and for the year ended December 31, 1997 includes the operating results of Dezine Healthcare Solutions, Inc. ("Dezine") for the period December 1, 1997 (the effective date of the Dezine Acquisition) to December 31, 1997. As of and for the year ended December 31, 1995, the Company was a subsidiary of CHHC. See Notes 1 and 8 to Notes to Consolidated Financial Statements for a description of the Company's history. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto of the Company included herein.

                                                                  YEAR ENDED DECEMBER 31,
                                                                  -----------------------
                                               1999          1998          1997        1996 (2)      1995 (2)
                                            ------------  ------------  ------------ -------------  ------------
                                                           (in thousands, except per share data)
   Net revenues:
      Software and services                    $ 14,693      $ 27,523      $ 27,356      $ 15,308      $  5,387
      Agency support                              1,541         6,936        14,680         7,324         7,835
      Consulting services                         7,299         6,437         4,909         3,363             -
      Columbia settlement fee                     2,250           750             -             -             -
                                            ------------  ------------  ------------ -------------  ------------
        Total net revenues                       25,783        41,646        46,945        25,995        13,222

   Cost and expenses:
      Cost of revenues                           16,447        26,091        22,715        14,698         8,154
      Selling, general and administrative        13,346        13,822        12,508         7,037         3,095
      Research and development                    3,968         6,741         6,670         5,677         2,929
      Amortization and depreciation               3,546         2,392         1,714           785             -
      Purchased in-process research and
      development                                     -             -         8,127        12,574             -
      Severance and other restructuring
      charges                                   (1,140)         5,011             -         1,215             -
                                            ------------  ------------  ------------ -------------  ------------
        Total cost and expenses                 36,167        54,057        51,734        41,986        14,178
                                            ------------  ------------  ------------ -------------  ------------
   Loss from operations                        (10,384)      (12,411)       (4,789)      (15,991)         (956)

   Other income (expenses)
      Interest expense                            (242)         (183)         (215)         (115)             -
      Interest and other income                    204           424           490           207             -
                                            ------------  ------------  ------------ -------------  ------------
        Net loss                             $ (10,422)     $(12,170)     $ (4,514)    $ (15,899)     $   (956)
                                            ============  ============  ============ =============  ============
        Net loss per share - basic and        $  (5.95)     $  (7.10)     $  (3.15)     $ (18.55)     $  (1.60)
        dilutive (1), (3)
                                            ============  ============  ============ =============  ============
   Weighted average common shares - basic
   and diluted (1), (3), (4)                      1,750         1,711         1,433           858           599
                                            ============  ============  ============ =============  ============

                                                                        DECEMBER 31,
                                                                        ------------
                                               1999          1998          1997        1996 (2)      1995 (2)
                                            ------------  ------------  ------------ -------------  ------------
                                                                         (in thousands)
   Balance Sheet Data
      Cash and cash equivalents                 $   620      $ 10,527       $ 8,267      $  3,385       $   323
      Working capital (deficit)                 (10,204)        1,302         9,019        (1,203)          189
      Total assets                               26,242        27,857        28,919        18,776         1,828
      Long-term obligations                       2,621         2,671             -         2,986             -
      Shareholders' equity (deficit)              6,841         7,725        19,489         4,680           650



(1) The number of shares used to compute the net loss per share reflects the 2,994,856 shares issued in the reorganization of the Company on January 17, 1996. See Notes 1 and 11 of the Notes to Consolidated Financial Statements of the Company.

(2 Certain amounts in the 1996 and 1995 Statement of Operations have been reclassified to conform with the 1998 presentation.

(3)  All amounts have been restated in accordance with SFAS 128.

(4)  Share information has been restated to effect the 1 for 5 reverse split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the consolidated financial condition and results of operation of the Company for the three years ended December 31, 1999 and certain factors that will affect the Company's financial condition. In these discussions, most percentages and dollar amounts have been rounded to aid presentation; as a result, all such figures are approximations. References to such approximations have generally been omitted.

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

     The Company sells its software pursuant to non-exclusive license agreements which provide for the payment of a one-time license fee. In accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Revenue Recognition", these revenues are recognized when products are delivered and the collectibility of fees is probable, provided that no significant obligations remain under the contract. Revenues derived from the sale of software products requiring significant modification or customization are recognized based upon the percentage of completion method. The price of the Company's software varies depending on the number of software modules licensed and the number of users accessing the system and can range from ten thousand dollars to a few million dollars. The Company generally requires payment of a deposit upon the signing of a customer order as well as certain additional payments prior to delivery. As a result, the Company's balance sheet reflects significant customer deposits.

     Third-party software and computer hardware revenues are recognized when the related products are shipped. Software support agreements are generally renewable for one year periods, and revenue derived from such agreements is recognized ratably over the period of the agreements. The Company has historically maintained high renewal rates with respect to its software support agreements. The Company charges for software implementation, training and technical consulting services as well as management consulting services on an hourly or daily basis. The price of such services varies depending on the level and expertise of the related professionals. These revenues are recognized as the related services are performed.

     The Company defines recurring revenues as revenues derived under multi-year contracts in addition to annual software support agreements. These revenues were approximately $9.0 million, or 35% of total net revenues, for the year ended December 31, 1999, $6.3 million, or 14% of total net revenues, for the year ended December 31, 1998, and $28.2 million, or 60% of total net revenues, for the year ended December 31, 1997. The Company anticipates that recurring revenues may represent a greater portion of its total net revenues in the foreseeable future.

     For the years ended December 31, 1999, 1998, and 1997, the Company derived 11%, 35% and 48% , respectively, of its total net revenues from contracts with affiliates of Columbia/HCA.

     The contracts with Columbia/HCA were terminated on December 1, 1998 and a settlement of $7.0 million was agreed to by both parties for the early termination of certain of the contracts and for specific wind down of activities to be performed by the Company through March 31, 1999. Largely as a result of the termination of the Columbia/HCA contracts, Simione ultimately decided to discontinue its Agency Support line of business. This business was discontinued in October 1999.

     The Company believes that continued development and enhancement of its software systems is critical to its future success, and anticipates that the total amount of research and development expense will increase, but should decrease as a percentage of total net revenues as the Company grows its revenues. Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. During 1998, the Company wrote-off approximately $2.0 million of capitalized software to reflect the abandonment of certain development projects. For the years ended December 31, 1999, 1998 and 1997, the Company capitalized computer software and development cost in the amount of $732,000, $0, and $616,000, respectively.

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, certain items from the consolidated statements of operations expressed as a percentage of total net revenues. The Company's historical operating results are not necessarily indicative of the results for any future period.

                                                                        YEAR ENDED DECEMBER 31,
                                                                        -----------------------
                                                                1999            1998           1997
                                                                ----            ----           ----
Percentage of Net Revenues:
Net revenues:
    Software and services                                      57.0 %           66.1%           58.3%
    Agency support                                              6.0             16.7            31.3
    Consulting services                                        28.3             15.4            10.4
      Columbia settlement fee                                   8.7              1.8
                                                       -------------------------------------------------
         Total net revenues                                   100.0            100.0           100.0
  Costs and expenses:
    Costs of revenues                                          63.8             62.7            48.4
    Selling, general and administrative                        51.8             33.2            26.6
    Research and development                                   15.4             16.2            14.2
    Amortization and depreciation                              13.7              5.7             3.6
    Purchased in-process research and development                -                -             17.3
    Severance and other restructuring charges                  (4.4)            12.0            --
                                                       -------------------------------------------------
         Total costs and expenses                             140.3            129.8           110.1
                                                       -------------------------------------------------
Loss from operations                                          (40.3)           (29.8)          (10.1)
Other income (expense):
    Interest expense                                           (0.9)            (0.4)           (0.5)
    Interest and other income                                   0.8              1.0             1.0
                                                       -------------------------------------------------
         Net loss                                             (40.4)%          (29.2%           (9.6%
                                                       =================================================

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

     Net Revenues. Total net revenues decreased $15.9 million, or 38.1%, to $25.8 million in 1999 from $41.6 million in 1998. This decrease in total net revenues includes, a $0.9 million increase in consulting revenues, a $3.9 million decrease in agency support attributable to the termination of the Columbia/HCA contracts, and a $12.8 million decrease in new software sales and related services.

     Net revenues from Software and Services include revenues from software licenses, service fees, computer hardware sales, software support, implementation, training and technical consulting services. These revenues decreased $12.8 million, or 46.6%, to $14.7 million in 1999 from $27.5 million in 1998. The total decrease represents a $10.5 million decrease in new software sales and related services, and a $2.3 million decrease attributable to the declining revenue associated with the Columbia/HCA contracts.

     Net revenues from Agency Support decreased $5.4 million, or 78.3%, to $1.5 million in 1999 from $6.9 million in 1998. This decrease was attributable to the declining number of visits and ultimate termination of the Columbia/HCA contracts.

     Net revenues from Consulting Services increased $0.9 million, or 13.4%, to $7.3 million in 1999 from $6.4 million in 1998 and was attributable to revenues from new customers.

     Net revenues from the Columbia settlement fee represent amounts earned as part of the settlement with Columbia/HCA.

     Cost of Revenues. Cost of revenues decreased $9.7 million, or 37.2%, to $16.4 million in 1999 from $26.1 million in 1998. As a percentage of total net revenues, cost of revenues increased to 63.7% in 1999 from 57.8% in 1998. The
7.7 million dollar decrease resulted from the decrease in revenue for both software and services and agency support. The increase as a percentage of total net revenues is principally due to impact of lower Software Sales causing product support and installation costs to represent a higher percentage of total cost of revenues.

     Selling, General and Administrative. Selling, general and administrative expenses decreased $0.5 million, or 3.6%, to $13.3 million in 1999 from $13.8 million in 1998. As a percentage of total net revenues, selling, general and administrative expenses were 50.9% in 1999 and 33.2% in 1998. This dollar decrease was attributable to approximately $1.5 million in costs related to additional bad debt expense the business acquired in the Dezine acquisition offset by approximately $1.0 million in restructuring charges.

     Research and Development. Research and development expenses decreased $2.8 million, or 41.1%, to $2.9 million in 1999 from $6.7 million in 1998. As a percentage of total net revenues, research and development expenses decreased to 15.4% in 1999 from 16.2% in 1998.

     Amortization and Depreciation. Amortization and depreciation increased by $1.1 million to $3.5 million in 1999 from $2.4 million in 1998. This increase includes approximately $989,000 of amortization expenses attributable certain acquisitions.

     Excess Capacity and Charges. The Company reduced the reserve by $1.1 million for the subleasing of part of the corporate office building. A portion was maintained in the reserve for any contingent liabilities related to obligations for the sublease. The Company reduced the reserve by $517,000 of excess capacity relating to the closure of several branch offices and reduced the severance reserve by $799,000.

     Other Income (Expense). Interest expense relates to the borrowings under the Company's line of credit agreements and capital lease obligations and has increased by approximately $58,000. Interest and other income consists principally of interest income related to the Company's short term cash investments and has decreased by approximately $220,000.

     Income Taxes. The Company has not incurred or paid any income taxes since its inception. At December 31, 1999, the Company had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $15.3 million. Such losses expire beginning in 2010, if not utilized. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL carryforwards may be limited as to their utilization in any year. The Company has concluded that it is more likely than not that these NOL carryforwards will not be realized based on a weighing of available evidence at December 31, 1999, and as a result a 100% deferred tax valuation allowance has been recorded against these assets.


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

     Cost of Revenues. Cost of revenues increased $1.4 million, or 6.2%, to $26.1 million in 1998 from $22.7 million in 1997. As a percentage of total net revenues, cost of revenues increased to 62.3% in 1998 from 48.4% in 1997. This dollar increase includes $2.5 million in costs attributable to the business acquired in the Dezine acquisition offset by a $1.4 decrease in costs attributable to the terminated Columbia/HCA contracts. The increase as a percentage of total net revenues is principally due to the decrease in new software sales and related services.

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

     Purchased In-Process Research and Development. In connection with the Dezine acquisition in 1997, the purchase price of $9.4 million was allocated based on relative fair value of the assets acquired and liabilities assumed. Pursuant to a study conducted by an independent third-party valuation firm, $8.1 million related to the Dezine acquisition purchase price was allocated to purchased in-process research and development and, in accordance with generally accepted accounting principles, was charged to operations as it was not deemed to have reached technological feasibility and had no alternative future use.

     Severance and Other Restructuring Charges. The Company recorded a restructuring charge totaling $7.5 million as a result of the change in the home care business environment resulting from IPS, and the termination of the Columbia/HCA contracts, coupled with the decision to eliminate certain legacy development projects including the AS400 effort. Total charges were $11.5 million and included a $2.0 million write-off of capitalized software , $2.1 million in severance from a reduction in force, $3.7 million in costs to terminate contracts with third-party vendors, and $3.7 million in costs related to excess capacity and other charges. These charges were offset by $4.0 million of the $7.5 million settlement fee resulting from the termination of the Columbia/HCA contracts.

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

     The following table sets forth certain unaudited consolidated quarterly financial data for each of the eight quarters for the period ended December 31, 1999. This information is unaudited, but, in the opinion of the Company's management, includes all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the information in accordance with generally accepted accounting principles generally accepted in the United States. These quarter results of operations are not necessarily indicative of future operating results.


                                          FISCAL YEAR 1999                              FISCAL YEAR 1998
                     ---------------------------------------------------- -----------------------------------------------
                       MAR. 31,     JUNE 30,    SEPT. 30,    DEC. 31,     MAR. 31,    JUNE 30,   SEPT. 30,   DEC. 31,
                         1999         1999        1999         1999         1998       1998       1998        1998
                     ------------ ------------ ------------ ------------- ----------- --------- ----------- -------------
                                                                         (in thousands, except per share data)
Net revenues:
   Software and services 4,496       3,562       3,273       9,165       9,951       1,960
   Agency support          667         544         190         140       2,808       1,859       1,219       1,050
   Consulting services   1,497       1,920       1,879       2,003       1,447       1,764       1,814       1,412
   Columbia
     settlement fee      2,250                                                                                 750
                      --------    --------    --------    --------    --------    --------    --------    --------
     Total net revenues  8,910       6,026       5,342       5,505      13,420      13,574       9,480       5,172

Costs and expenses:
   Cost of revenues      4,474       4,266       4,015       3,692       6,325       6,658       6,103       7,005
   Selling, general and  2,368       2,204       4,321       4,453       4,129       3,803       3,179       2,711
   administrative
   Research and          1,038         843         827       1,260       1,816       1,588       1,936       1,401
   development
   Amortization and        623         777       1,011       1,135         558         601         618         615
   depreciation
   Purchased              --          --          --          --          --          --          --
   in-process
   research and
   development
   Severance and other    --        (1,140)       --          --          --         9,578      (4,567)
   restructuring charges
                         --------    --------    --------    --------    --------    --------    --------    --------
   Total costs
   and expenses          8,503       8,090       9,034      10,540      12,828      12,650      21,414       7,165

   Loss from
   operations              407      (2,064)     (3,692)     (5,035)        592         924     (11,934)     (1,993)

Other income (expense):
   Interest expense        (69)         (2)        (46)       (125)        (16)         (9)        (50)       (108)
   Interest and
   other income             80          82          23          19         111          96          97         120
                      --------    --------    --------    --------    --------    --------    --------    --------
Net income (loss)     $    418    $ (1,984)   $ (5,141)     (1,984)        687       1,011     (11,887)     (1,981)
                      ========    ========    ========    ========    ========    ========    ========    ========
Net income (loss)
per share             $   0.25    $  (1.15)   $ (2.10)    $  (0.59)   $   0.35    $   0.55    $  (6.95)   $  (1.15)
                      ========    ========    ========    ========    ========    ========    ========    ========

Weighted average
common shares - basic    1,731       1,756       1,757       1,757       1,844       1,915       1,714       1,719
basic                 ========    ========    ========    ========    ========    ========    ========    ========

Net income (loss)        0.25     $  (1.15)   $ (2.10)    $  (0.59)   $   0.35    $   0.55    $  (6.95)   $  (1.15)
                      ========    ========    ========    ========    ========    ========    ========    ========

Weighted average
common shares -         1,756        1,756       1,757       1,757       1,844       1,915       1,714       1,719
diluted               ========    ========    ========    ========    ========    ========    ========    ========


LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, the Company had negative working capital of $10.2 million and cash and cash equivalents of $0.6 million. The Company's current liabilities as of December 31, 1999 include customer deposits of $1.0 million and unearned revenues of $2.1 million.

     Net cash used in operating activities for the years ended December 31, 1999, 1998, and 1997 was $6.4 million, $1.1 million, and $1.4 million, respectively. The changes were principally due to cash used to fund operating losses and payment of restructuring reserve costs accrued for as of December 31, 1999.

     Net cash used in investing activities for the years ended December 31, 1999, 1998, and 1997 was $2.4 million, $1.0 million and $10.3 million, respectively. The Company made capital expenditures totaling approximately $0.3, $0.6 million and $1.2 million during 1999, 1998, and 1997, respectively. In March 1999, the Company completed the Tropical acquisition for a purchase price of $2.0 million, of which, $1.8 million was cash and the remainder consisted of 100,000 shares of the Company's common stock. In August 1999, the Company completed the purchase of the Outcomes Planner product for approximately $0.2 million and the acquisition of CareCentric Solutions Inc. for a total purchase price of approximately $12.0 million, of which $0.2 million was cash, $2.7 million was assumed liabilities and $9.3 million was Preferred Series A Stock of the Company. In December of 1997, the Company completed the Dezine acquisition for a purchase price of $9.4 million.

     Net cash (used) provided by financing activities for the years ended December 31, 1999, 1998, and 1997 was ($1.1) million, $4.3 million and $16.6 million, respectively. In 1999, the net use of cash resulted from the repayment of a $5.0 million line of credit outstanding at December 31, 1998, repayment of a $1.5 million bank loan assumed with the CareCentric acquisition, offset $5.4 million of loan proceeds. The $5.4 million of 1999 loan proceeds consisted of $3.0 million received from Mestek in conjunction with the merger with MCS, $1.6 million of loans received from Mestek and two shareholders and $0.8 million received from advances on the Company's $5.0 million commercial line of credit. In July of 1997, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission and sold 2,000,000 shares of its Common Stock for $10.00 per share and received approximately $17.7 million in net cash proceeds from this offering for general corporate purposes and working capital, including potential strategic acquisitions.

     In January of 1996, the Company established line of credit agreements which provided for aggregate borrowing of $2.5 million which had been fully drawn as of December 31, 1996. During 1997, the Company repaid these lines of credit and terminated them.

     In June of 1997, the Company established a revolving credit facility pursuant to which the maximum principal amount at any time outstanding could not exceed the lesser of $5 million or the "Borrowing Base"(as defined in the revolving credit facility agreement). During 1998, the Company repaid this line of credit and terminated it.


1998 CAPITAL RESOURCES

     In May of 1998, the Company entered into a new Loan and Security Agreement with a bank. Pursuant to the Agreement, the bank agreed to make available to the Company a revolving credit facility, the maximum principal amount of which at any time must be equal to the lesser of $25 million or the "margin requirement" then in effect. Interest will accrue at a variable rate per annum equal to the prime rate for prime borrowings or the LIBOR Rate plus 1.5%-3.0% per annum (depending on the leverage ratio measured quarterly) for the LIBOR borrowings. Under the terms of the agreement, the Company granted to the bank a security interest in all accounts, inventory, equipment, and general intangibles. Additionally, the Company's subsidiaries also guaranteed the Company's obligations to the bank under the Agreement. The $5.0 million balance outstanding at December 31, 1998 under this agreement was repaid and the agreement was cancelled in March 1999.

1999 CAPITAL RESOURCES

     In March 1999, Simione completed the Tropical acquisition for $1.8 million in cash and 100,000 shares of common stock at the then fair value of $1.63 per share. Also in March 1999, Simione repaid a $5 million line of credit obligation to a bank.

     In May 1999, Simione entered into a definitive agreement to merge with MCS, Inc., a wholly owned subsidiary of Mestek. For every share of outstanding Simione common stock, Simione agreed to issue approximately 0.85 shares of its common stock to Mestek in the exchange. MCS was a leading provider of information systems and services to the home health care industry with approximately $14.9 million in revenues and $1.4 million in net income in 1998.

     In August 1999, Simione acquired CareCentric Solutions, Inc. pursuant to a merger for approximately 3.0 million shares, (before giving effect to Simione's one for five split) of Simione's Series A Preferred Stock. The preferred stock was valued at $3.00 per share, pre-split, at closing. Under the terms of the merger, Simione may have to issue up to an additional approximately 3.0 million shares, pre-split, of common stock if Simione's common stock does not meet certain price targets during the fourth quarter of 2000. In conjunction with the CareCentric merger Simione assumed a loan from a bank with an outstanding balance of $1.5 million. The $1.5 million bank loan was retired through use of a new loan extended by Mestek in September 1999.

     In September 1999, Simione obtained a $5.0 million commercial line of credit with a national bank. Simione's trade accounts receivable are used as collateral for the line and must be maintained at certain levels of aging to support availability of advancement under the line. This line of credit is secured by a lien on substantially all of the assets of Simione. Actual availability under the terms of the line was about $1.7 million at December 31, 1999.

     Also in September 1999, in connection with an amendment of the MCS merger agreement, Simione received $3.0 million of loan proceeds from Mestek, the parent company of MCS. The Mestek loan accrued interest at the BankBoston prime rate plus 2%. The loan proceeds were used to retire $1.5 million of term loans assumed with the acquisition of CareCentric and to fund operating needs. When the MCS merger was completed, Mestek's note evidencing this loan was converted into Series B Preferred Stock and a warrant to purchase Simione common stock.

     In November 1999 Simione received $1.6 million of loans from Mestek ($850,000) and two stockholders of Simione ($750,000), Barrett C. O'Donnell and David Ellis, to fund operating needs and continue the execution of product strategies in the fourth quarter of 1999. The $850,000 loan from Mestek was converted into newly issued series C Preferred stock of Simione at the closing of the MCS merger. The loans from O'Donnell and Ellis have various terms and maturities.


CURRENT FINANCING AND EFFECTS OF MERGER.

     In February 2000, Simione received an additional $1.0 million of loan proceeds from Mestek. The loan proceeds were used to fund Simione's operating needs until completion of the merger with MCS, and carried the same terms and security as the $3.0 million loan received from Mestek in September 1999. On March 7, 2000, the merger with MCS was completed. When the MCS merger was completed, Mestek's notes evidencing the additional $1.0 million loan and the $3.0 million loan were combined with an additional $2.0 million in cash from Mestek for a total investment of $6.0 million. This $6.0 million was converted into Series B Preferred Stock and a warrant to purchase Simione common stock.

     The completion of the MCS merger resulted in the following events affecting the liquidity of Simione:

         -  the  consolidation of the accounts  receivable of MCS into
                      Simione's accounts receivable, providing an additional $1.5 million of borrowing capacity on the $5.0 million bank line of credit established by Simione in September 1999;
         -  Receipt by Simione of an  additional  $1.1 million in cash from Mestek. The $1.1 million was comprised of $2.0 million from Mestek for purchase of the Series B Preferred Stock and Warrant reduced by $0.2 million of accrued interest on Mestek's $4.0 million in loans to Simione and $0.7 million of inter-company debt owed by MCS to Mestek)

     Operating losses during 1999 were heavier than originally forecast and Simione has incurred significant problems collecting its accounts receivable because of the depressed operating condition of its customers due to the negative effects of the current government limits over home medical cost reimbursement and the costs to date of developing, implementing and supporting the CareCentric product which have been higher than anticipated. In addition, sales revenue has been lower than planned in the core DME 6.3 and STAT2 products while new sales of the CareCentric and Tropical products have not developed as quickly as projected. The merger with MCS adds additional products and resources to Simione, but the success of the business will depend upon increases in sales of new software systems and installation performance including an emphasis on the CareCentric acquired business. Simione is currently finalizing its business plans for the post MCS merger period. The proposed changes in government reimbursement regulations (the PPS regulations scheduled to take effect in October 2000), combined with the competitive nature of Simione's product development and marketing initiatives following the merger, increase the importance of timely execution or acceleration of those plans. To fully implement those plans, Simione has determined it requires additional financing.

     On April 12, 2000, the Company received a letter from Mr. John Reed, the Chairman of the Board of Mestek Inc. and the controlling interest shareholder of both Mestek and Simione, which outlines his intentions in developing and funding a new capital plan for Simione. The capital plan commits $7.0 million in the form of a $5.0 million convertible note and $2.0 million of convertible preferred stock. The specific terms of the convertible note and convertible preferred stock are still under final negotiation and are subject to all required corporate approvals. In addition, the Company continues to seek alternative commercial debt financing with the objective of obtaining increased amounts of available capital and better lending terms.

     The Company believes that a successful completion and closing of the capital plan in combination with the funds available from its cash, cash equivalents and cash to be generated from future operations will be sufficient to meet the Company's operating requirements, assuming no material adverse change in the operation of the Company's business, for at least the next twelve months.


IMPACT OF NEW ACCOUNTING STANDARDS

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for the Company's in the first quarter of fiscal year ending December 31, 2001. The Company's management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's financial position or results of operations.


YEAR 2000 ISSUES

Introduction. Year 2000 issues arise because many computer software and hardware systems use only two digits to represent the year. As a result, these systems may not process dates beyond 1999, which may cause errors in information or system failures. Therefore, some computer software and hardware will need to be modified prior to the Year 2000 in order to remain functional.

Conditions After January 2000. The Company has not incurred any material difficulties or expenses with the year 2000 issues since January 1, 2000 and does not expect any in the future.


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

     Ernst & Young LLP's reports on the Company's consolidated financial statements during the last year ended December 31, 1997 contained no adverse opinion or a disclaimer of opinion, and its opinion was not qualified or modified as to uncertainty, audit scope or accounting principles.

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

     During the last two fiscal years and subsequent interim period to February 8, 1999, the Company did not consult with Arthur Andersen LLP regarding any of the matters or events set forth in Item (304)(a)(2)(i) and (ii) of Regulation S??.

                                   PART III

     With the exception of information relating to the executive officers of the Company which is provided in Part I hereof, all information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive proxy statement relating to the 2000 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Report:

          1.   Financial Statements.

          2.   Financial Statement Schedule.

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

EXHIBIT
NUMBER                                                 DESCRIPTION
------                                                 -----------

2.1(1,3)--     Agreement  and Plan of Merger dated as of July 12, 1999 among the Company,  Simione  Acquisition  Corporation  and  CareCentric
               Solutions, Inc.

2.2(1,2)--     Second  Amended  and  Restated  Agreement  and Plan of Merger and
               Investment Agreement dated as of October 25, 1999 by and among MCS, Inc., Mestek, Inc., the Company, John E. Reed, Stewart B.
               Reed and E. Herbert Burk.

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

3.6* --        Certificate of Designation of Series B Preferred Stock

3.7* --        Certificate of Designation of Series C Preferred Stock

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

10.10  --      Sublease  dated  November 22, 1996 between  Environmental  Design
               International, Ltd. and Simione Central, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission.

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

10.15+ --      Severance  Agreement  dated July 22, 1998 between Simione Central
               Holdings, Inc. and Gary M. Bremer. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange
               Commission).

10.16+ --      Executive  Employment  Agreement  dated  January 1, 1996  between
               Simione Central, Inc. and William J. Simione, Jr. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission).

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

10.24  --      Loan and Security  Agreement by and between Wachovia Bank, NA and the Company dated as of May 11, 1998.

10.25  --      Remarketing  Agreement  dated  April  17,  1998  between  Simione
               Central National, Inc. and Eclipsys Corporation.

10.26  --      Stock  Purchase  Agreement  dated April 17, 1998 between  Simione
               Central  Holdings,   Inc.,   Eclipsys   Corporation  and  certain
               stockholders of the Company.

10.27(3)   -   Form of  Shareholder  Voting  Agreement by and among the Company,
               Daniel J.  Mitchell  as agent  for  shareholders  of  CareCentric
               Solutions,  Inc. and each of Barrett C.  O'Donnell  and O'Donnell
               Davis, Inc.

10.28(3) --    Shareholder   Voting   Agreement   by  and  among  the   Company,
               CareCentric Agent, and Mestek, Inc.

16.1  --       Letter  re  change  in  Certifying  Accountant  (Incorporated  by reference to Exhibit 4.1 of the Company's  Current Report on Form
               8-K dated February 8, 1999 as filed with the Securities and Exchange Commission).

21.1* --       Subsidiaries of the Company

23.1* --       Consent of Arthur Andersen LLP.

23.2* --       Consent of Ernst & Young LLP.

27.1* --       Financial Data Schedule (for SEC use only).
-------------------------

*  Filed herewith

+ Identifies each exhibit that is a "management contract of compensatory plan or arrangement" required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14 of Form 10-k

(1) In accordance with Item 601(b)(2) of Regulation S-K, the schedules have been omitted. There is a list of schedules at the end of the Exhibit, briefly describing them. The Company will supplementally copy of any omitted schedule to the Commission upon request.

(2) Incorporated herein by reference to Exhibit 2.1 to the Form 10 of MCS, Inc. (File No. 000-27829) filed on October 26, 1999.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K dated as of August 12, 1999.

(b)  Reports on Form 8-K.

The  Company filed no Reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 SIMIONE CENTRAL HOLDINGS, INC.

Date:  April 13, 2000                            /s/ R. BRUCE DEWEY
                                                 -------------------------------
                                                 By:  R. Bruce Dewey
                                                      President and Chief
                                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                           TITLE                       DATE
     ---------                           -----                       ----

/s/ R. Bruce Dewey            President, Chief Executive           April 13,2000
----------------------        Officer and Director
R. Bruce Dewey                (principal executive
                              officer)

/s/ GEORGE M. HARE            Chief Financial Officer and         April 13, 2000
----------------------        Treasurer (principal financial
George M. Hare                and accouting officer)


----------------------        Chairman of the Board of           April ___, 2000
Barrett C. O'Donnell          Directors


/s/ WILLIAM J. SIMIONE, JR.
----------------------        Executive Vice President            April 13, 2000
William J. Simione, Jr.       Director


----------------------        Director                           April ___, 2000
David O. Ellis


/s/ JAMES A. GILBERT
----------------------        Director                            April 13, 2000
James A. Gilbert


/s/ WINSTON R. HINDLE, JR.
----------------------        Director                            April 13, 2000
Winston R. Hindle, Jr.


/s/ DAVID W. HUNTER
----------------------        Director                            April 13, 2000
David W. Hunter


/s/ DANIEL J. MITCHELL
----------------------        Director                            April 13, 2000
Daniel J. Mitchell


/s/ JOHN E. REED
----------------------        Director                            April 13, 2000
John E. Reed


/s/ STEWART B. REED
----------------------        Director                            April 13, 2000
Stewart B. Reed


/s/ JESSE I. TREU
----------------------        Director                            April 13, 2000
Jesse I. Treu


/s/ EDWARD K. WISSING
----------------------        Director                            April 13, 2000
Edward K. Wissing


                         SIMIONE CENTRAL HOLDINGS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                               ----
Report of Independent Public Accountants -Arthur Andersen LLP and Ernst & Young LLP...........................35,36
Consolidated Financial Statements
Consolidated Balance Sheets--December 31, 1999 and 1998..........................................................37
Consolidated Statements of Operations for the years ended
December 31, 1999, 1998 and 1997.................................................................................38
Consolidated Statements of Shareholders' Equity (Deficit) for the
years ended December 31, 1999, 1998 and 1997.....................................................................39
Consolidated Statements of Cash Flows for the years ended
December 31, 1999, 1998 and 1997.................................................................................40
Notes to Consolidated Financial Statements.......................................................................41


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To  Simione Central Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of SIMIONE CENTRAL HOLDINGS, INC. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the two years then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Simione Central Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed Item14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                             /s/ Arthur Andersen LLP

Atlanta, Georgia
March 10, 2000
(except with respect to the matter
discussed in Note 16, as which the
date is April 13, 2000)

REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders of Simione Central Holdings, Inc.:

         We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Simione Central Holdings, Inc. for the year ended December 31, 1997. Our audit also includes the information related to the year ended December 31, 1998 included in the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Simione Central Holdings, Inc. for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information related to the year ended December 31, 1997 set forth therein.


                                                /s/ ERNST & YOUNG LLP


Atlanta, Georgia
February 23, 1998

                                      SIMIONE CENTRAL HOLDINGS, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                                                                DECEMBER 31,
                                                                    ------------------------------------
                                                                         1999                1998
                                                                    ----------------    ----------------
                                      ASSETS

 Current assets:
       Cash and cash equivalents                                       $    620,000       $  10,527,000
       Accounts receivable, net of allowance
         for doubtful accounts of $3,582,000
         and $1,674,000 in 1999 and 1998 respectively                     5,252,000           7,680,000
       Prepaid expenses and other current assets                            704,000             556,000
                                                                    ----------------    ----------------
         Total current assets                                             6,576,000          18,763,000

Purchased software, furniture and equipment, net
                                                                          1,339,000           1,852,000
Intangible assets, net
                                                                         17,442,000           7,138,000
Other assets
                                                                            885,000             104,000
                                                                    ----------------    ----------------
         Total assets                                                 $  26,242,000       $  27,857,000
                                                                    ================    ================


                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Line of credit                                                  $    767,000       $   5,000,000
       Accounts payable                                                   3,000,000           1,626,000
       Accrued compensation expense                                         358,000             578,000
       Accrued liabilities                                                6,523,000           7,241,000
       Customer deposits                                                    999,000           1,145,000
       Unearned revenues                                                  2,133,000           1,871,000
       Notes payable                                                      3,000,000                   -
                                                                     ----------------    ----------------
         Total current liabilities                                       16,780,000          17,461,000

Accrued liabilities, less current portion                                 1,021,000           2,671,000

Notes payable long-term                                                   1,600,000                   -

Commitments and contingencies

Shareholders' equity:
       Preferred stock, $.001 par value; 10,000,000
       shares authorized;
         3,035,000  issued and outstanding                                    3,000                   -
       Common stock, $.001 par value; 20,000,000 shares
       authorized;
         8,783,000 and  8,598,000 shares issued and
         outstanding, respectively                                            9,000               9,000
       Additional paid-in capital                                        51,628,000          42,093,000
       Accumulated deficit                                              (44,799,000)        (34,377,000)
                                                                    ----------------    ----------------
         Total shareholders' equity                                       6,841,000           7,725,000
                                                                    ----------------    ----------------
         Total liabilities and shareholders' equity                   $  26,242,000       $  27,857,000
                                                                    ================    ================


                            See notes to consolidated financial statements

                                             SIMIONE CENTRAL HOLDINGS, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           YEARS ENDED DECEMBER 31,
                                              --------------------------------------------------------------
                                                   1999                    1998                  1997


                                              ----------------      -------------------    -----------------
Net revenues:
    Software and services                        $ 14,693,000             $ 27,523,000         $ 27,356,000
    Agency support                                  1,541,000                6,936,000           14,680,000
    Consulting services                             7,299,000                6,437,000            4,909,000
    Columbia settlement fee                         2,250,000                  750,000                    -
                                              ----------------      -------------------    -----------------
        Total net revenues                         25,783,000               41,646,000           46,945,000

Costs and expenses:
    Cost of revenues                               16,447,000               26,091,000           22,715,000
    Selling, general and administrative            13,346,000               13,822,000           12,508,000
    Research and development                        3,968,000                6,741,000            6,670,000
    Amortization and depreciation                   3,546,000                2,392,000            1,714,000
    Purchased in-process research and
    development                                             -                        -            8,127,000
    Severance and other restructuring charges      (1,140,000)               5,011,000                    -
                                              ----------------      -------------------    -----------------
         Total costs and expenses                  36,167,000               54,057,000           51,734,000
                                              ----------------      -------------------    -----------------
    Loss from operations                          (10,384,000)              (12,411,000)         (4,789,000)

Other income (expense):
    Interest expense                                 (242,000)                (183,000)            (215,000)
    Interest and other income                         204,000                  424,000              490,000
                                              ================      ===================    =================
Net loss                                        $(10,422,000)            $(12,170,000)        $ (4,514,000)
                                              ================      ===================    =================

Net loss per share basic and diluted           $     (5.95)             $     (7.11)         $     (3.15)
                                              =================      ===================    =================

Weighted average common shares - basic
and diluted                                         1,750,000                1,711,000            1,433,000
                                              =================      ===================    =================

                                See notes to consolidated financial statements

                                                 SIMIONE CENTRAL HOLDINGS, INC.
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                      FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, 1997


                                                                          ADDITIONAL      STOCK                       TOTAL
                                        COMMON                 PREFERRED   PAID-IN     SUBSCRIPTION   ACCUMULATED   SHAREHOLDERS'
                               SHARES     STOCK     SHARES      STOCK      CAPITAL      RECEIVABLE     DEFICIT        EQUITY
                               --------  --------  ----------  --------  -------------   ---------  -------------   -----------
Balance at December 31, 1996  5,952,000  $6,000          -         -    $23,216,000     $(850,000) $(17,692,000)    $4,680,000

Issuance of  $.001 par value
common stock from exercise of
stock options and warrants      555,000   1,000          -         -        548,000           -              -        549,000

Issuance of $.001 par value
common stock for purchase
Benchmark Consulting, Inc.       16,000       0          -         -        200,000           -              -        200,000

Issuance of $.001 par value
common stock, net of offering
cost                           2,000,000   2,000         -         -     17,722,000           -              -     17,724,000

Payment of stock
subscription                         -         -         -         -              -     850,000              -        850,000

Net loss                             -         -         -         -              -           -    (4,514,000)     (4,514,000)
                               --------  --------  ----------  --------  -------------   ---------  ------------- ------------
Balance at December 31, 1997   8,523,000   9,000           -         -    41,686,000           -   (22,206,000)   $19,489,000
                               ========= ========  ==========  ========  =============   =========  ============= ============

Issuance of  $.001 par value
common stock from exercise
of stock options                 33,000        0           -         -       111,000           -              -      111,000

Issuance of $.001 par value
common stock for purchase
Benchmark Consulting, Inc.       42,000        0           -         -        296,000           -              -      296,000

Net loss
                                     -          -           -         -            -           -    (12,171,000)  (12,171,000)
                              ----------  --------  ----------  --------  -------------   ---------  ------------- ------------
Balance at December 31, 1998  8,598,000    9,000           -         -     42,093,000           -   (34,377,000)    7,724,000
                              ==========  ========  ==========  ========  =============   =========  ============= =============


Issuance of  $.001 par value
common stock from exercise
of stock options                 85,000         0           - .       -        63,000           -              -       63,000

Issuance of $.001 par value
common stock related to
acquisitions                    100,000       100           -         -       162,000           -              -      162,000

Issuance of $.001 par value
preferred stock related to           -         -     3,035,000     3,000     9,310,000           -              -   9,313,000
acquisitions

Net loss                             -         -           -         -              -           -   (10,422,000)    (10,422,000)
                               --------  --------  ----------  --------  -------------   ---------  -------------   -----------
Balance at
December 31, 1999            $8,783,000    $9,000   3,035,000    $3,000  $  51,628,000  $      -    $(44,799,000)    $ 6,841,000
                            ============ =========  ==========  ========  =============   ========= =============   ===========

        See notes to consolidated financial statements

                         SIMIONE CENTRAL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                 YEARS ENDED DECEMBER 31,
                                                               ------------------------------------------------------------
                                                                     1999                  1998                1997
                                                               ------------------   -------------------  ------------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $ (10,422,000)        $ (12,170,000)      $  (4,514,000)

    ADJUSTMENTS TO RECONCILE NET LOSS
    TO NET CASH USED IN OPERATING ACTIVITIES:
       Purchased in-process research and development                           -                     -           8,127,000
       Provision for doubtful accounts                                 2,721,000               791,000           1,330,000
       Amortization and depreciation                                   3,546,000             2,392,000           1,714,000
       Write-off of capitalized software                                 259,000             2,006,000                   -
       Write-off of excess furniture & fixtures                                -                64,000                   -
       Loss on sale of assets                                                  -                     -              26,000

    CHANGES IN ASSETS AND LIABILITIES, NET OF
    ACQUISITIONS:
       Accounts receivable                                               258,000               591,000         (3,920,000)
       Prepaid expenses and other current assets                         (73,000)              582,000            (29,000)
       Other assets                                                     (792,000)           (1,479,000)           (577,000)
       Accounts payable                                                1,046,000              (249,000)         (1,599,000)
       Accrued compensation expense                                     (230,000)               18,000           (106,000)
       Accrued liabilities                                            (2,668,000)            3,700,000           (526,000)
       Customer deposits                                                (145,000)             (317,000)           (219,000)
       Unearned revenues                                                 100,000               343,000         (1,150,000)
       Long-term liabilities                                                   -             2,671,000                   -
                                                               ------------------   -------------------  ------------------
            Net cash used in operating activities                     (6,400,000)           (1,057,000)         (1,443,000)
                                                               ------------------   -------------------  ------------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of acquired companies, net of cash acquired              (2,131,000)             (476,000)         (9,808,000)
    Purchase of software, furniture and equipment                       (277,000)             (495,000)           (916,000)
    (Increase) decrease in restricted cash                                     -                     -           1,000,000
    (Increase) decrease in other intangible assets                             -                     -           (585,000)
                                                               ------------------   -------------------  ------------------
    Net cash used in investing activities                             (2,408,000)             (971,000)        (10,309,000)
                                                               ------------------   -------------------  ------------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from repayment of stock subscription                              -                     -             850,000
    Proceeds from (payment on) notes payable                          (1,133,000)             4,226,000         (1,726,000)
    Issuance of common stock, net of cash expenses
    preferred stock                                                            -                     -          17,724,000
    Payments on capital lease obligations                                (29,000)              (48,000)           (733,000)
    Payments of related-party notes                                            -               (1,000)            (30,000)
    Proceeds from exercise of stock options and warrants                  63,000               111,000             549,000
                                                               ------------------   -------------------  ------------------
          Net cash provided by (used in) financing
          activities                                                  (1,099,000)             4,288,000          16,634,000
                                                               ------------------   -------------------  ------------------
          Net change in cash and cash equivalents                     (9,907,000)             2,260,000           4,882,000

    Cash and cash equivalents, beginning of  year                     10,527,000              8,267,000           3,385,000
                                                               ------------------   -------------------  ------------------
    Cash and cash equivalents, end of  year                         $    620,000         $  10,527,000       $   8,267,000
                                                               ==================   ===================  ==================


       See notes to consolidated financial statements

                         SIMIONE CENTRAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Background: Incorporated in September 1991 as a wholly owned subsidiary of Central Health Holding Company, Inc. ("CHHC"), Central Health Management Services, Inc. ("CHMS") provided information and management support services to home health care providers. Central Health Services, Inc. ("CHS"), also a wholly owned subsidiary of CHHC, provided similar services to home health care agencies owned by CHHC. On January 1, 1997, CHHC transferred at book value the assets and employees related to CHS's information services and certain clinical and financial  support  services to CHMS.  On January  17,  1997,  CHHC  completed a
pro-rata   distribution  of  the  outstanding   common  stock  of  CHMS  to  its
shareholders.

     On October 8, 1997, InfoMed Holdings, Inc. ("IMHI") and CHMS merged in a transaction accounted for as a reverse acquisition for financial reporting purposes. In connection with the merger, IMHI issued 3,958,356 shares of its common stock in exchange for all the outstanding common stock of CHMS, and thereby, the former shareholders of CHMS acquired control of IMHI. As a result, CHMS is considered the acquiring company; hence, the historical financial statements of CHMS became the historical financial statements of IMHI and include the results of operations of IMHI only from the effective acquisition date. On December 19, 1997, IMHI changed its name to Simione Central Holdings, Inc. (the "Company").

     Overview: The Company is a leading provider of integrated systems and services designed to enable home health care providers to more effectively operate their businesses and compete in a managed care environment. The Company offers several comprehensive and flexible software solutions, each of which provide a core platform of software applications and which incorporate selected specialized modules based on customer demand. These software solutions are designed to enable customers to generate and utilize comprehensive financial, operational and clinical information. In addition to its software solutions and related software support services, the Company's home health care consulting services assist providers in addressing the challenges of reducing costs, maintaining quality, streamlining operations and re engineering organizational structures. The Company also provides comprehensive agency support services which include administrative, billing and collection, training, reimbursement and financial management services, among others.

MANAGEMENT'S PLAN

     The Company has incurred significant losses in each fiscal year since 1994 and declining revenues in 1999. The Company has been challenged by the changes in the health care industry. During fiscal year 1999, the Company experienced operating losses of $10,384,000. The fiscal 1999 loss is attributable to a number of factors:

      - Cancellation of the customer contract with Columbia/HCA that had generated 11%, 35%, and 48% of the Company's total revenues for the years 1999, 1998 and 1997, respectively

      -   Elimination  of certain  legacy  development  projects

      - Changes to the government's reimbursement methodology from cost reimbursement to set prospective payments which affected the Company's customers Decreased revenues generated from Software and Services

In response to these losses, the Company has taken the following steps:

      -   significant change in senior management

      -   reduce  fixed  and  variable  expenditures,   including  restructuring
          charges

      - improve operating efficiencies o improve customer service levels needed to maintain recurring revenue

      - focus product development efforts to capitalize on changing industry dynamics

      - expand through acquisitions and strategic alliances negotiate a new capital funding agreement a national bank and selected investors

     Some steps taken to improve the Company's performance will not provide immediate results; however, management believes that the steps taken in fiscal 1999 and 1998 will yield long-term benefits, creating an organization that is well-suited to take advantage of market opportunities. Management plans to continue to aggressively market the Company's services, monitor costs and fund development to ensure that the Company's products continue to incorporate state-of-the-art technologies and provide customers with value-added solutions.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

     In 1998, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 31, 1997. While some principles remain the same, there are several key differences between the two pronouncements, including accounting for multiple element arrangements. Under SOP 97-2, the Company recognizes software license revenue when the following criteria are met: (1) a signed and executed contract is obtained; (2) shipment has occurred; the license fee is fixed and determinable; (4) collection is probable; and (5) remaining obligations under the license agreement are insignificant. The Company sells and invoices software licenses and maintenance fees as separate contract elements. Prices net of discounts are separately identified at the time of sale for each element. The Company has established vendor specific objective evidence related to the value of maintenance fees. The Company uses the residual value method to allocate between licenses and first year maintenance. The adoption of SOP 97-2 did not have a material impact on the Company's financial statements.

     Revenues are derived from the licensing and sub licensing of software, the sale of computer hardware, professional and technical consulting services, implementation and training services, software maintenance and support services, outsourcing services, as well as home health care management consulting services. Outsourcing services are provided under contractual arrangements with terms typically ranging from three to five years.

     To the extent that software and services revenues result from shared resource information management, software support, implementation, training and technical consulting services, such revenues are recognized monthly as the related services are rendered or, for software support revenues, over the term of the related agreement. To the extent that software and services revenues result from software licenses, computer hardware and third-party software revenues, such revenues are recognized when the related products are delivered and collectibility of fees is determined to be probable, provided that no significant obligation remains under the contract. Limited amounts of revenue derived from the sale of software licenses requiring significant modification or customization are recorded based upon percentage of completion using labor hours or contract milestones. The Company had one such contract in 1997. Software support or maintenance, allow customers to receive unspecified enhancements and regulatory data updates in addition to telephone support. Agency support and consulting services revenues are recognized monthly as the related services are performed.

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

     Through October 1997, the Company derived a portion of its revenue from services provided to its former parent company, see Note 14. See Note 2 for discussion of the Company's major customer.

     The Company is dependent upon certain third-party software arrangements as well as certain contractual arrangements for provision of certain of its services, see Note 16.

     The  Company  had  software  revenue  representing  7% and 5% of total  net revenue for the years ended December 31, 1998 and December 31, 1999, respectively. The Company had hardware revenue representing 5% of total net revenue for the years ended December 31, 1998 and December 31, 1999.

CASH EQUIVALENTS

     All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

PURCHASED SOFTWARE, FURNITURE AND EQUIPMENT

     Purchased software, furniture and equipment is stated at cost. Depreciation is calculated for financial reporting purposes using the straight-line method over the estimated useful lives (ranging from one to ten years) of the assets or lease term, whichever is shorter.

SOFTWARE DEVELOPMENT COSTS

     Costs incurred to establish the technological feasibility of computer software products are research and development expense and are charged to expense as incurred. The Company capitalizes costs incurred between the point of establishing technological feasibility and general release when such costs are material. The Company capitalized $0.7 million of software development costs for the year ended December 31, 1999 and $1.4 million in 1998 prior to the decision to abandon the development project. During 1999 and 1998, the Company wrote off approximately $0.3 million and $2 million, respectively, of capitalized software to reflect the abandonment of certain development projects (see Note 2).

INTANGIBLE ASSETS AND LONG-LIVED ASSETS

     In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS No. 121 did not have an impact on the Company's financial statements.

     Intangible assets, arising principally from the accounting for acquired businesses, are amortized using the straight-line method over the estimated useful lives of the related assets which range from 4 to 11 years. The Company reviews its long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The measurement of possible impairment is based upon determining whether projected undiscounted future cash flow from the use of the asset is less than the carrying amount of the asset. During the fourth quarter of 1999, the remaining carrying value of $0.3 million of intangible assets acquired during 1996 was charged to operations.

INCOME TAXES

     The Company accounts for income taxes using the liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities.

NET LOSS PER SHARE

     In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. Per share amounts for all periods have been presented in conformity with SFAS No. 128 requirements.

     Net loss per share is computed on the basis of the weighted average number of common shares outstanding during the period. The 2,994,856 shares of Class A common stock issued in the reorganization of the Company on January 17, 1997 (see Note 12) have been treated as outstanding since January 1, 1996. Due to the net loss incurred by the Company in each year, basic and diluted loss per share do not differ. Common stock equivalents relate to shares potentially issuable under outstanding options and warrant agreements and are included in the diluted loss per share calculation if dilutive.

     The following table sets forth the computation of basic and diluted net loss per share:


                                         1999             1998           1997
                                         ----             ----           ----

  Numerator:
       Net loss                      $ (10,422,000)   $ (12,170,000)   $(4,514,000)

  Denominator:
       Denominator for basic and
       diluted earnings per share --
       weighted-average shares      $   1,750,000         1,711,000       1,433,000

  Net loss per share -
        basic and diluted           $       (5.95)    $       (7.11)    $     (3.15)

STOCK BASED COMPENSATION

     Stock options are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has included in these consolidated financial statements the pro forma equivalent disclosure information required by SFAS No. 123, "Accounting for Stock-Based Compensation," see Note 12.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair value.

     Notes payable: The carrying amounts of the Company's notes payable approximates their fair value.

RECENTLY ADOPTED ACCOUNTING STANDARDS

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for the Company's first quarter of the fiscal year ending December 31, 2001. The Company's management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's financial position or results of operations.

RECLASSIFICATIONS

     Certain prior years' amounts have been reclassified to conform to the current year financial statement presentation.

2.   SEVERANCE AND OTHER RESTRUCTURING CHARGES

     As a result of the change in focus of the Company's business from providing services to affiliates of CHHC, the Company incurred severance and certain other restructuring costs totaling $1,215,000 in the fourth quarter of 1996. These costs primarily relate to severance of seven terminated key employees and costs to buy out a lease of equipment no longer useful to the Company. As of December 31, 1997, payments of $855,000 had been made against the accrued severance and other restructuring charges.

     As a result of the change in the home care business environment resulting from the interim payment system ("IPS") which lowered the cost per visit limitations and created restrictions on the amount of cost reimbursement per Medicare beneficiary, the termination of the Columbia/HCA contracts (which accounted for 11%, 35% and 48% of the Company's total revenue for the years ended December 31, 1999, 1998 and 1997, respectively) and the decision to eliminate certain legacy development projects including the AS400 effort, the Company incurred severance and certain other restructuring costs totaling $11.5 million in 1998.

TERMINATED CONTRACTS

     Simione had a contractual relationship with IBM to provide services to Simione's largest customer, Columbia/HCA. When Columbia/HCA elected to cancel contractual agreements with Simione, Simione in turn canceled related contracts with IBM to provide services to Columbia/HCA through Simione. Simione's management executed an exit plan, in accordance with EITF 94-3, that resulted in the incurrence of incremental termination costs that had no future economic benefit. As a specific part of the termination of the contract with IBM, Simione contractually had to pay a termination fee $800,000 as well as wind down costs $810,000 in addition to minimum quarterly payment requirements $2,600,000. Simione estimated this cost during the third quarter of 1998, but based upon actual visits during the fourth quarter of 1998, Simione was not required to pay as large a penalty as originally estimated. Simione recorded this change in estimate of $150,000 as a reduction to the "severance and other restructuring charge" line item on the income statement during the fourth quarter of 1998.

EXCESS CAPACITY

     The following is a detailed discussion of the specific components included within excess capacity that was original set up in 1998. The following table is a detailed summary:

     Office Space -- approximately $2,775,000

     This amount relates to abandoned office space at the Company's corporate headquarters in Atlanta from which the Company will not benefit. During fiscal year 1998, Simione unsuccessfully searched to sublease this space. Management estimated that the Company would be unsuccessful given the following factors: 1) the layout of the abandoned office space, 2) partial use of the building would be difficult to renovate to a mixed-company building, 3) the current real-estate market, and 4) a smaller portion of the space had to be rented separately due to a contractual sublease agreement Simione previously entered. Simione recorded an accrual for the full amount of these leases from the time of vacancy until the end of the contractual lease term.

     Furniture and Fixtures -- approximately $715,000

     This amount relates to certain furniture and fixtures located in the abandoned office space at the Company's corporate headquarters in Atlanta. Simione will not benefit from them in the future. Management estimated that the Company would be unsuccessful in realizing the book value of these assets. Additionally, the Company would have to pay certain cancellation fees on operating leases. Management stopped depreciating these assets and updated the estimates of salvage value.

     Of the original additions recorded as part of the restructuring charge during the third and fourth quarters of 1998, $200,000 was reduced during the fourth quarter because the amounts were not supportable under EITF 94-3. The support could not be provided for these assets as well as the eventual resale value of these fixtures upon sublease or sale.

     Legal Fees and Other -- approximately $265,000

     This amount primarily relates to expected fees associated with legal issues as a result of the cancellation of the above agreements. As these amounts were only expected and no invoices existed, the costs were not allowable under EITF 94-3. The company recognized this fact and reduced the accrual by $200,000 during the fourth quarter of 1998. SEVERANCE

     Simione planned to terminate 160 employees across all groups of the organization including senior executives, administrative personnel, shared service personnel, information systems developers, and consultants. Of these employees, 156 were terminated as of December 31, 1999. Three of the remaining employees were not terminated and accepted other positions with the company. The severance restructuring reserve was reduced by $23,605 for the cost of their previously planned severance. The remaining employee is employed with the Company until certain critical work effort is completed. We anticipate this employee will remain employed until the critical work is completed at which time severance and a bonus will be paid. In accordance with EITF 94-3 no amounts were accrued for the special bonus for this individual.

     The remaining balance of $0.5 million in the severance accrual as of December 31, 1999 represents amount due to the single employee described above and the previous CEO's severance package under a multiple-year service agreement. The remaining accrual will be paid in 2000.

COLUMBIA/HCA TERMINATION

     In December of 1998, Columbia/HCA terminated its contracts with the Company and paid a settlement fee of $7.0 million. Of this settlement fee, $0.75 million was for services provided in December 1998, $2.3 million for services to be provided in 1999 and $4.0 million reduced the restructuring charges incurred in 1998. The allocation of the settlement between services and restructuring charges is based upon allocating revenue over the periods in which additional services were performed. The agreement required Simione to assist Columbia/HCA with the completion of certain services through the end of March 1999. This required the maintaining of the Company's service support system and certain staffing levels. Simione calculated a margin percentage using an estimated allocation of staffing costs for the two prior years. This margin was then applied to reflect the reduction of certain staffing positions. To match the revenue to the expenses at the same ratio, Simione recognized $750,000 per month for January, February, and March 1999.

PRODUCT RELATED

     The product related charge relates solely to the abandonment of the conversion of the Company's legacy product to the AS400 platform. The product was called Synergy. The full amount of $2.1 million represents the write-off of amounts originally capitalized by the company under SFAS No 86. These costs represented amounts capitalized subsequent to the point of establishing technological feasibility and prior to general release of the product. The Company's decision to abandon this effort and the related charge was recorded in accordance with SFAS No. 86. SFAS No. 86 requires an impairment loss to be recorded when impairment indicators are present and the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset. The net realizable value is the estimated future gross revenue from that product reduced by the estimated future costs of completing and disposing of that product. The Company had no sales of this product, as it was never generally available to the public.

     The following tables present a roll forward of the one time charges incurred by the Company in 1998 and 1999. Of these charges, $2.0 million of the product related component and $0.4 million of the excess capacity component do not have a cash impact to the Company.


                                       BALANCE                                                             BALANCE
                                    DECEMBER 31,                                                        DECEMBER 31,
                                        1997            ADDITIONS      REDUCTIONS          USAGE            1998
                                   ----------------   --------------  --------------   --------------  ----------------

    Terminated contracts                                 $3,715,000     $ (150,000)     $(1,315,000)   $  2,250,000
    Excess capacity                              -        3,755,000       (400,000)        (402,000)      2,953,000
    Severance                                    -        2,091,000               -        (758,000)      1,333,000
    Columbia/HCA termination fee                 -       (4,000,000)              -        4,000,000              -
                                                      ==============  ==============   ==============
    Total Restructuring cost           $         -       $5,561,000     $ (550,000)      $ 1,525,000  $   6,536,000
                                                      ==============  ==============   ==============

    Accrued liability less
    current portion                              -                                                       (3,865,000)

                                   ----------------                                                    ----------------
    Accrued liability long-term        $         -                                                    $   2,671,000
                                   ================                                                    ================


     The reduction of $1.1 million of excess capacity charges for the year ended December 31, 1999, results from the subleasing of excess space in the Company's headquarters office in Atlanta. The following table presents a roll forward of the one time charges incurred by the Company. The majority of the current portion of remaining restructuring costs are comprised of the IBM termination costs, which are payable upon demand. The $0.9 million long-term portion of remaining restructuring costs are composed primarily of excess office and equipment leases having terms ending after December 2000.

                                      BALANCE                                                              BALANCE
                                    DECEMBER 31,                                                        DECEMBER 31,
                                        1998            ADDITIONS      REDUCTIONS          USAGE            1999
                                  -----------------   --------------  --------------   --------------  ----------------
Terminated contracts                 $   2,250,000         $      -    $          -      $  (41,000)     $   2,209,000
Excess capacity                          2,953,000                -     (1,140,000)        (476,000)         1,337,000
Severance                                1,333,000                -               -        (799,000)           534,000
                                  -----------------   --------------  --------------   --------------  ----------------
Total Restructuring Cost             $   6,536,000         $      -    $(1,140,000)     $(1,316,000)     $   4,080,000
                                                      ==============  ==============   ==============

Accrued liability less current
  portion                               (3,865,000)                                                         (3,186,000)
                                  ----------------                                                     ----------------
Accrued liability long-term          $   2,671,000                                                        $    894,000
                                  =================                                                    ================


3.  PURCHASED SOFTWARE, FURNITURE AND EQUIPMENT

         Purchased software, furniture and equipment consisted of the following:

                                             DECEMBER 31,
                                 -----------------------------------
                                 ----------------    ---------------
                                      1999                1998
                                 ----------------    ---------------

    Equipment                   $   2,984,000       $   2,043,000
    Purchased software              1,221,000           1,114,000
    Furniture                         576,000             510,000
    Leasehold improvements            179,000             166,000
                                  ----------------    ---------------
                                    4,960,000           3,833,000
    Accumulated depreciation       (3,621,000)         (1,981,000)
                                  ================    ===============
                                $   1,339,000       $   1,852,000
                                  ================    ===============


4.   INTANGIBLE ASSETS

     Intangible assets consisted of the following:

                                                  DECEMBER 31,                   AMORTIZATION
                                       ------------------------------------
                                             1999               1998                PERIOD
                                       -----------------   ----------------  ---------------------

    Developed technology                $   14,065,000      $   2,881,000                4-5 years
    Goodwill                                 5,768,000          4,239,000               7-10 years
    Trade name                               1,142,000          1,142,000                 11 years
    Other                                    1,658,000          1,695,000               6-10 years

                                      -----------------   ----------------
                                            22,633,000          9,957,000
    Accumulated amortization                (5,191,000)        (2,819,000)
                                     ==================    ================
                                        $   17,442,000       $  7,138,000
                                     ==================    ================

5.   NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

     On June 6, 1997, the Company entered into a Loan and Security Agreement with a bank. Pursuant to the Agreement, the bank agreed to make available to the Company a revolving credit facility, the maximum principal amount of which at any time must be equal to the lessor of $5 million or the "borrowing base" then in effect. Interest accrues at a variable rate per annum equal to the prime rate plus 0.25% (8.75% as of December 31, 1997). Under the terms of the Agreement, the Company granted to the bank a security interest in all accounts receivables, inventory, equipment, and general intangibles. Additionally, borrowings under this agreement were secured by the outstanding capital stock of the Company's subsidiaries. The Company's subsidiaries guaranteed the Company's obligations to the bank under the Agreement. As of December 31, 1997, $774,000 was outstanding and $4,226,000 was available under this agreement. The agreement was fully repaid and cancelled during 1998.

     On May 11, 1998, the Company entered into a new Loan and Security Agreement with a bank. Pursuant to the Agreement, the bank agreed to make available to the Company a revolving credit facility, the maximum principal amount of which at any time had to equal the lesser of $25 million or the "margin requirement" then in effect. Interest accrued at a variable rate per annum equal to the prime rate for prime borrowings (7.75% as of December 31, 1999) or the LIBOR rate plus 1.5%-3.0% per annum (depending on the leverage ratio measured quarterly) for the LIBOR borrowings (6.38% as of December 31, 1999). Under the terms of the agreement, the Company granted to the bank a security interest in all accounts, inventory, equipment, and general intangibles. Additionally, the Company's subsidiaries also guaranteed the Company's obligations to the bank under the Agreement. As of December 31, 1998 there was a balance of $5 million outstanding. The Company repaid all obligations under the agreement and terminated this credit facility in 1999 .

     The Company has entered  into lease  agreements  with a related  party (see
Note 14) for certain office and computer equipment and furniture with approximate aggregate cost and net book value of $690,000 and $624,000, respectively, at December 31, 1997. In December 1997, the Company opted for early termination of these leases and purchased the equipment from the lessor for $579,000. Additionally, the Company has other equipment under capital leases with third-party lessors with approximate aggregate cost of $148,000 and $29,000 and net book value of $88,000 and $7,000, at December 31, 1999 and 1998, respectively. Amortization of capital leased assets is included in the Company's depreciation expense and amounted to approximately$18,000, $45,000 and $283,000 for 1999, 1998 and 1997, respectively.

     In September 1999, the Company obtained a $5.0 million commercial line of credit. The line of credit became operational in October 1999. The terms of the line require certain aging of accounts receivable and certain operating results for future periods in order to maintain the availability of the line for future use. Interest is accrued at prime plus 2.0% or 10.5% as of December 31, 1999.

     In November 1999, the Company received a commitment of $1.6 million of new loans from certain shareholders of the Company and Mestek, the parent company of MCS ($750,000 from shareholders and $850,000 from Mestek). The loans were obtained to provide additional funding for the Company's operations and have maturity terms ranging from a minimum of 9 months to a maximum of 36 months. The shareholder loans of $750,000 are not secured and include an interest rate of 9.0%. The $850,000 Mestek loan had an 11.0% interest rate and was secured by the assets of the Company. The loan carried an option to convert to Series C Preferred Stock of the Company on or after the completion of the MCS merger (See
Note 16).

6.   OPERATING LEASES

     The Company leases its office facilities and certain furniture and equipment under various operating lease agreements, some of which are with related parties (see Note 14). These leases require the Company to pay taxes, insurance and maintenance expenses, and provides for renewal options at the then fair market rental value of the property. Amounts expensed under operating leases were approximately $2,562,000, $3,048,000, and $2,847,000, for the years ended December 31, 1999, 1998, and 1997, respectively.

     Aggregate annual rental payments for operating leases with noncancelable lease terms in excess of one year are as follows:

                   Years Ending December 31,

                   2000                            $2,216,000
                   2001                             1,626,000
                   2002                               181,000
                   2003 Thereafter                      8,000
                                                    ---------
                   Total                           $4,031,000

7.   COMMITMENTS AND CONTINGENCIES

     On  November  1,  1996,  Simione  Central,  Inc.  ("SCI"),  a wholly  owned subsidiary of the Company, entered into a series of five-year contracts to provide shared resource information management and agency support services to several affiliates of Columbia/HCA Health Care Corporation ("Columbia/HCA"). As part of the negotiation of these contracts with SCI, Columbia/HCA required that this subsidiary, formerly a subsidiary of CHHC, guarantee certain indemnification obligations of the former shareholders of CHHC, as such indemnification obligations relate to the administration and potential liabilities to the Central Health Holding Company, Inc. Employee Stock Ownership Plan ( the "Plan") or its participants. Columbia/HCA became indirectly responsible for these Plan obligations as a result of its acquisition of the CHHC stock. As a result of the fact that all former CHHC shareholders are also shareholders of the Company by virtue of the January 1997 spin-off of the Company, SCI agreed to undertake this contingent obligation. Under the terms of this guaranty agreement (the "Guaranty"), SCI agreed to guarantee Columbia/HCA against losses arising from the following: (i) liabilities relating to the Plan for losses resulting from a fiduciary breach, prohibited transaction or other violation of law relating to the Plan and (ii) liabilities relating to the Plan which are not paid by the former stockholders of CHHC other than the Plan, but only to the extent such losses are not recovered by Columbia/HCA through other indemnity provisions of its agreement with the former shareholders of CHHC. These indemnity provisions include any potential recovery from CHHC's insurance policies as well as recoveries from escrow accounts established for the benefit of Columbia/HCA by CHHC's former shareholders. This subsidiary's maximum liability under the Guaranty is $17,500,000 for claims arising before November 1, 1998 and $15,000,000 for claims arising before November 1, 2000. There is no liability for any claims arising after November 1, 2000. Further, the aggregate maximum liability under the Guaranty is $20,000,000. Pursuant to the Guaranty, the subsidiary agreed that on each date that a guaranteed obligation is required to be paid to Columbia/HCA, the subsidiary shall grant to Columbia/HCA a security interest equal to the amount of the guaranteed obligation in all the subsidiary's accounts receivable. This subsidiary also granted to Columbia/HCA the right to offset any liability arising under the Guaranty against any obligation of Columbia/HCA or its affiliates to the subsidiary. At December 31, 1999, no claims had been made under the Guaranty and the Company does not currently anticipate incurring any loss associated with the Guaranty. Columbia/HCA sold the home care agencies under contract with the Company during 1998 and opted for an early termination of the contracts, due to expire in 2001, with the Company. See Note 2 for settlement details.

     The Company is engaged in various legal and regulatory proceedings arising in the normal course of business which management believes will not have a material adverse effect on its financial position or results of operations. The Company was, however, served on July 17, 1997 with an administrative subpoena issued by the United States Department of Health and Human Services, Office of Inspector General. In connection with that subpoena, the Department of Justice ("DOJ") had advised the Company that certain aspects of the Company's past relationship with affiliates of Columbia/HCA were within the scope of an ongoing grand jury investigation and confirmed to the Company that neither the Company, nor any of its officers, directors or employees, was a target in the investigation. Prior to December 31, 1999, the Company was notified that the DOJ had removed the Company from its inquiry.

     The Company remains liable for certain settlement costs payable to IBM for the early cancellation of the Company's service agreement with IBM for services provided to Columbia/HCA. Those costs amount to approximately $2.5 million and are part of claims for reimbursement under a still active legal dispute with Columbia/HCA. In the event the legal dispute is not settled in favor of the Company, the Company may be liable for all or part of this amount plus any late payment charges if appropriate.



8.   ACQUISITIONS

     Effective January 1, 1996, the Company purchased certain assets of Simione & Simione, CPA's -- Consulting Division (a division of Simione & Simione, CPAs, a Partnership) ("Simione & Simione") for $2,000,000 in cash. Simione & Simione provided a wide range of home health care consulting services. This acquisition was accounted for using the purchase method. The entire purchase price was allocated to goodwill and is being amortized over ten years.

     On October 8, 1996, IMHI merged with CHMS. IMHI provided a comprehensive package of software applications for home health care providers marketed under the name STAT 2. In connection with the acquisition, each issued and outstanding share of CHMS common stock was converted into and exchanged for the right to receive .22021 shares of IMHI common stock as of the effective date. As a result, IMHI issued 3,958,356 shares of common stock to CHMS's stockholders. In addition, each of the outstanding shares of IMHI Class A Convertible Preferred Stock was converted into and exchanged for shares of IMHI common stock and all outstanding options and warrants to purchase CHMS common stock as of the effective date were converted into the right to purchase shares of IMHI common stock, provided that the number of shares to be so purchased and the respective exercise prices thereof have been adjusted by the exchange ratio. The merger was accounted for as a reverse acquisition under the purchase method of accounting. As a result, for accounting purposes CHMS was considered as having acquired IMHI. The historical financial statements of CHMS became the historical financial statements of IMHI and include the results of operations of both companies from the effective date. All share amounts have been retroactively restated giving effect to the .22021 exchange ratio of CHMS shares for IMHI shares. CHMS had been on a December 31 fiscal year end, and, therefore, the fiscal year-end of IMHI was changed to December 31. Effective December 19, 1996, IMHI changed its name to Simione Central Holdings, Inc. (the "Company").

     The purchase price of approximately $16,797,000 consisted of the estimated value assigned to the outstanding shares, options and warrants of IMHI totaling $13,516,000, plus $760,000 of acquisition costs and net liabilities assumed of $2,521,000. The $13,516,237 estimated value of outstanding IMHI shares, options and warrants consists of $9,746,348 assigned to the value of outstanding shares and $3,769,889 assigned to the value of outstanding options and warrants assumed in the transaction. The value of the shares, options and warrants was estimated based on an independent appraisal of the value of the Company's shares as of the date the merger agreement was executed.

     The purchase price was allocated based on the relative fair values of the assets acquired and liabilities assumed. Approximately $12,574,000 of the purchase price was allocated to purchased in-process research and development. This in-process research and development had not reached technological feasibility and had no alternative future use, and therefore, was charged to operations as of the acquisition date. In addition, $4,223,000 of the purchase price was allocated to certain identifiable intangible assets and is being amortized over the related assets estimated useful life, as follows:

     IMHI -- VALUE ASSIGNED TO ASSETS BALANCE SHEET CATEGORY ACQUIRED

Purchased Technology...........    4 Years     $2,100,000
Trade Names....................   11 Years      1,100,000
Customer List..................    9 Years        400,000
Assembled Workforce............    6 Years        600,000
                                               -----------
                                               $4,200,000
                                               ===========

     The valuations were determined by the Company using the income approach. A description of the acquired in-process technology and the estimates of the fair value of in-process R&D made by the Company for the business combination are set forth below.

     A summary of the four major projects included in In-process R&D are:

     - Stat 2 -- Open/GUI: complete redesign of the Stat 2 V3.6 to a Windows based GUI (Graphical User Interface) architecture including a new scheduling module for home care visits and creation of interfacing links for the STATScan and Tel Time projects

     - Stat 2 Medical Records -- Open/GUI: migration of the Medical Records product to a Windows based GUI architecture and allow for pen-based technology. HL/7 messaging & data management in an integrated environment with the STATScan project.


     - STATScan: a new product feature allowing conversion of Windows-based imaging of paper forms into digitized data files thereby providing direct customer management of information without redundant data entry and reduced data errors at the point of entry.

     - Tel Time: a new interactive voice response telephone based product allowing efficient documentation of time of service and mileage information needed for home medical visit cost reimbursement.

     Estimated net cash inflows from the acquired in-process technology related to IMHI were projected to commence in the year 1997, peak in 1998 and steadily decline through 2003. The in-process technology was expected to be completed during fiscal years 1997 and 1998. As of the date of acquisition, it was estimated that approximately $1 million had been expended to develop these R&D projects. The estimated cost to complete the projects was approximately $2 million.

     The fair value assigned to purchased in-process technology was determined by estimating the contribution of the purchased in-process technology to developing commercially viable products and estimating the resulting cash flows from the expected product sales of such products. In arriving at the cash flows, a contributory asset charge was applied for the use of working capital, fixed assets, developed technology and other intangibles. The resulting cash flows were discounted to their present value using a rate of 23%. The discount rate was based on an analysis of IMHI's weighted average cost of capital, and venture capital rates given the risk of the value added assets. There were no material anticipated changes from historical pricing, margins and expense trends. Acquired developed technology of approximately $2.1 million was capitalized at the acquisition date and is being amortized over 3-5 years on a straight-line basis.

     After InfoMed and Simione merged, STAT 2/GUI and the STAT 2 Medical Records/GUI projects were determined to be similar in customer target with the Synergy project which was under development at Simione. The competing product development projects were consolidated and full effort was focused on the Synergy project. Since the Synergy project was the major project abandoned in the third quarter 1998 restructuring, the expected benefits of the IMHI projects have not been realized. The non-GUI versions of the STAT 2 and STAT 2 Medical Records products are being integrated with CareCentric's SmartClipboard product. Due to the financial difficulties currently occurring in the home health industry, revenue forecasts for the combined products are less aggressive than the original forecasts made in 1996. Due to the importance of the development projects for STAT, the delay in market entry caused by the abandonment of the Synergy project in the 1998 restructuring of Simione has significantly added to Simione's current financial difficulties.

     The Tel Time and STATScan projects were completed. However, both of these projects were significantly less important to revenue generation than the STAT 2 and STAT 2 Medical Records projects. Since Tel Time is used in conjunction with nurse's visits, the reduction in nurse's visits has further depressed revenue generation from original expectations. Due to changes in scanning technology since 1996, the Company has decided to partner with scanning suppliers and create interfacing software to utilize the STATScan product.

     Effective December 1, 1997, the Company purchased substantially all the assets of Dezine Healthcare Solutions, Inc. ("Dezine"). Dezine provided a comprehensive package of software applications for home medical equipment providers. This acquisition was accounted for using the purchase method. The purchase price of approximately $9,379,000 (including $200,000 of acquisition costs and net liabilities assumed of $71,000) was paid in cash and allocated based on the relative fair values of the assets acquired and liabilities assumed. Approximately $8,127,000 of the purchase price was allocated to purchased in-process research and development. This in-process research and development had not reached technological feasibility and had no alternative future use, and therefore, was charged to operations as of the acquisition date.

     In-process research and development for Dezine included two projects at the time of Simione's purchase of Dezine. In the valuation report on intangible assets, prepared by independent appraisers, both projects were identified as critical to Dezine's long-term competitiveness. The independent valuation method used was a forecast of future revenues and expenses applied in a discounted cash flow model. The forecast assumptions, technology life cycles and discount rates used were developed through conversations with management and review of industry research and industry analyst reports.

     - Enterprise 7.0: Complete redesign of the import and export interface features of Dezine's DOS based utilities program to provide standardized database structure, enhanced security, interaction with pop-up date fields, standardized function/editing keys and HL7 compatible file structure.

     - Gen2000: Windows-based program with a suite of market driven segments for home medical equipment management reporting and enterprise solution for interaction with an integrated health care provider having home medical equipment services.

     The Enterprise 7.0 project was an internal test phase at the time of Simione's acquisition, but Dezine management estimated to have 7 more man-years of work to be completed before market testing could begin. The data base management implications of Enterprise 7.0 required interaction with nearly all features included in the existing medical equipment software products sold by Dezine. This development complexity was further complicated by the fact that the DOS based utilities being converted in the project were no longer commercially supported by the authors of the utilities. The need for internally audited accuracy in data acquisition and transfer by the post Enterprise 7.0 product also added a need for significant testing to assure marketability.

     The Gen2000 project was a complete rewrite and enhancement of the functionality of Dezine's existing products. It was estimated that at the time of the acquisition, Dezine had spent 4 man-years developing the project and had two man-years of feature-design work remaining. At the time of the acquisition, it was estimated that 10 man-years of work were needed to complete a marketable product. The software design requirements of Gen2000 required SQL and Delphi skills which were just being learned by the developers employed by Dezine.

     Enterprise 7.0 and Gen2000 had expected completion dates of the end of 1998 and 1999, respectively. Neither project had completed any market test work at the time of acquisition.

     At the same time as changes in the cost reimbursement rules for home health care became understood in 1998, the capital available for long-term development projects within Simione and its subsidiaries was reduced. None of Dezine's pre-acquisition programs were ever completed. Additionally, Simione's own product development efforts were using all available programming personnel.

     In addition, $1,323,000 of the purchase price was allocated to certain identifiable intangible assets and will be amortized over the related assets estimated useful life, as follows:

       DEZINE -- VALUE ASSIGNED TO ASSETS BALANCE SHEET CATEGORY ACQUIRED



Purchased Technology............... 5 Years     900,000
Customer List..................... 10 Years     400,000
                                              -----------
                                              1,300,000
                                              ===========

     The Company's consolidated statement of operations for the period ended December 31, 1997 includes the operating results of Dezine for the period December 1, 1997 (the effective date of the Dezine acquisition) to December 31, 1997.

     Pro forma information (unaudited) giving effect to the acquisitions as if they took place on January 1 1997, is as follows:

                             YEAR ENDED DECEMBER 31, 1997
                          -------------------------------

Net revenues..................................     $  53,397,919
Net income (loss).............................     $   3,657,552
Net income (loss) per share -- basic..........     $        0.51
Net income (loss) per share -- diluted........     $        0.44

     This pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been effective on January 1, 1997 and 1996 or which may be obtained in the future.

     Effective March 26, 1999, the Company purchased substantially all the assets of Tropical Software Services ("Tropical"), a Windows based Home Medical Equipment (HME) Management System. The acquisition was accounted for using the purchase method for financial reporting purposes. The purchase price was comprised of $1.8 million in cash and $0.2 million in Simione stock (valued at the average trading value for a reasonable period of time before and after the announcement of the purchase). The purchase price of approximately $1,963,000 has been allocated to the assets acquired and liabilities assumed including $1,951,000 of purchased technology. Purchased technology is being amortized over an estimated three year useful life.

     Effective August 12, 1999 the Company acquired 100% of the common stock of CareCentric Solutions, a provider of point-of-care systems in the home health care information systems marketplace, for approximately 3.0 million shares of newly issued Series A Preferred Stock of the Company. Non-cash consideration consisted of 3,034,521 shares of Simione Series A Preferred Stock valued at $2.58. The guaranteed value of $3.00 per common share of Simione stock after the fourth quarter of 2000 has been discounted to the purchase date (considering an incremental borrowing rate of 10%.) The discounted value as of the acquisition is $2.58 per share and coincides with the average fair market value of Simione common stock as traded just prior to the announcement of the acquisition. Simione's stock value has not exceeded this floor subsequent to the announcement of the merger. If Simione common stock does not meet the guaranteed value, Simione will issue up to an additional 3,034,521 shares of common stock to these stockholders. No additional intangible assets will be recorded in the future as the purchase price remains the guaranteed value per share. The only future financial statement impact could be a reclassification between common stock and additional paid-in-capital for the additional shares issued.

                                        CARE-
                                       CENTRIC
                                       MERGER
                                      ----------

PURCHASE PRICE:
Simione Series A Preferred Stock.     3,034,521
Guaranteed value per share.......   $      2.58
                                     ----------
Total value of stock.............   $ 7,813,892
Cash.............................       218,000
Net liabilities assumed..........     1,060,513
                                    ===========
  Total purchase price             $  9,092,405
                                    ===========

Guaranteed value per share at December 31, 2000........ $   3.00
Guaranteed value per share at acquisition date......... $   2.58


     All warrants for CareCentric stock were canceled as a result of the merger with Simione.

     Only options held by employees who remained with Simione after the merger were converted from CareCentric options to Simione options. The conversion of the options was made such that no vesting or expiration terms changed from the terms included in the origin CareCentric options. The numbers and strike price of the options were converted using the same stock ratio and valuation used for the common stock holders of CareCentric at the date of the merger. As a result, 600,000 CareCentric employee options at a strike price of $0.50 converted into 20,400 Simione options at a strike price of $14.71. Accordingly, all exercise prices of CareCentric options are significantly above Simione's current market stock price.

     The merger was accounted for as a purchase in accordance with accounting Principles Board Opinion No. 16, "Business Combinations." Intangible assets of approximately $9.8 million acquired have been allocated to specific identifiable elements and related useful lives determined based upon an assessment by an independent third-party valuation services company. The identifiable intangible assets are comprised of developed technology and goodwill, which have estimated useful lives of 7 years. The table below is a summary of the estimated amounts allocated to the long-lived assets acquired:

    CARECENTRIC -- VALUE ASSIGNED TO ASSETS BALANCE SHEET CATEGORY ACQUIRED

Developed technology..............   7 Years   $9,100,000
Goodwill..........................   7 Years      700,000
                                              ----------------
                                               $9,800,000
                                              ================

     Pro forma information (unaudited) giving effect to the acquisitions as if they took place on January 1, of each year, is as follows:

                                     YEARS ENDED DECEMBER 31,
                              -----------------------------------------------
                              1999                     1998
                              ------------------------ ----------------------
    Net revenues              $   27,155,000        $   42,707,000
    Net income (loss)         $   (13,726,000)      $   (19,076,000)
    Net income (loss)
       per share - basic      $      (7.84)         $      (8.20)
    Net income (loss)
       per share - diluted    $      (7.84)         $      (8.20)


     This pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisitions had been effective on January 1, 1999 and 1998 or which may be obtained in the future.

9.   INCOME TAXES

     The Company has not incurred or paid any income taxes since its inception.

     Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company's deferred tax assets and liabilities are as follows:


                                                               YEARS ENDED DECEMBER 31,
                                                          ------------------------------------
                                                                 1999               1998
                                                          -----------------  -----------------

Deferred tax assets:
      Net operating loss                                   $     6,378,000    $     4,040,000
      Purchased intangible assets                                3,480,000          2,880,000
      Severance and other restructuring charges                    815,000          2,690,000
      Allowance for doubtful accounts                            1,360,000            630,000
      Deferred revenue                                             810,000            370,000
      Depreciation                                                 625,000                  -
      Other                                                        560,000                  -
                                                           ---------------    ---------------
Total deferred tax assets                                       14,028,000         10,610,000

Deferred tax liabilities:
      Purchased intangible assets                               (1,530,000)       (1,480,000)
      Depreciation                                                       -          (330,000)
                                                          -----------------  -----------------
Total deferred tax liabilities                                  (1,530,000)       (1,810,000)
                                                          -----------------  -----------------
Net deferred tax assets                                         12,498,000         8,800,000
Valuation allowance                                            (12,498,000)       (8,800,000)
                                                          -----------------  -----------------
                                                          $              -   $              -
                                                          =================  =================

     The Company has approximately $10.4 million of net operating losses for income tax purposes available to offset future taxable income. Such losses expire beginning in 2010 and may be subject to certain limitations for prior changes in ownership. A valuation allowance reducing the net deferred tax assets to zero has been recorded based on management's assessment that it is "more likely than not" that this net asset is not realizable as of December 31, 1999.

     Actual income tax expense differs from the "expected" amount (computed by applying the U.S. Federal corporate income tax rate of 34% to the loss before income taxes) as follows:


                                                                   YEARS ENDED DECEMBER 31,
                                                         1999                1998                1997
                                                         ----                ----                ----
Federal tax benefit computed at statutory rates   $   (3,588,000)      $    (4,140,000)   $   (1,530,000)
State income taxes, net of federal effect               (325,000)             (490,000)         (180,000)
Other, net                                               215,000                190,000         (650,000)
Change in valuation allowance                          3,698,000              4,440,000         2,360,000
                                                  ----------------     ----------------   ---------------
Income tax expense                                $           --       $             --    $           --
                                                  ================     ================   ===============


10.  EMPLOYEE BENEFIT PLANS

     CHHC sponsored the Central Health Holding Company, Inc. Employee Stock Ownership Plan (the "Plan"), which covered substantially all full-time employees of CHHC and its wholly owned subsidiaries and was funded by cash contributions from CHHC and its wholly owned subsidiaries. The major asset of the Plan was shares of CHHC common stock acquired by the Plan. In connection with the pro rata distribution of the common stock of CHMS (see Note 1), the Plan received shares of the Company's common stock. All of the Plan's assets are allocated to each eligible employee's account and are held in trust until the employee's termination, retirement, total disability or death. In connection with the sale of CHHC to Columbia/HCA, the Plan was converted from an employee stock ownership plan to the Simione Central Holdings, Inc. Profit Sharing Plan Trust, and the sponsorship of the Plan was transferred from CHHC to the Company. All expenses are funded by the Plan.

     The Company has adopted 401(k) plans that cover substantially all employees. The Company contributes to the plans based upon the dollar amount of each participant's contribution. The Company made contributions to these plans of approximately $137,000, $171,000 and $94,000 in 1999, 1998 and 1997,
respectively.

11.  SHAREHOLDERS' EQUITY

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

     As of December 31, 1998, the Company has reserved 567,800 shares of common stock for future issuance upon the exercise of warrants and options to purchase common stock.

     In connection with the acquisition of CareCentric Solutions, Inc., Simione issued Series A Preferred Stock. The Series A Preferred Stock was converted into Simione common stock on a share-for-share basis after approval by the shareholders immediately prior to the completion of the merger with MCS, Inc. The post merger, converted shares represent 16% of the Company's common stock.

     In connection with the MCS merger, Mestek, the former parent company of MCS, invested $6.0 million in Simione. That investment was converted into Series B Preferred Stock, which carry votes equivalent to 2,240,000 shares of common stock. The Series B Preferred Stock also has a 9% coupon rate and an attached warrant to purchase 400,000 shares of common stock of the Company. The Series B Preferred Stock is not redeemable or convertible.

     In November 1999, Mestek loaned an additional $850,000 to Simione. At the completion of the merger with MCS, the note was converted into Series C Preferred Stock of the Company. The Preferred Stock has a liquidation preference of $1.00 per share, junior in priority to the Series B Preferred Stock, to right to one vote per share on all matters voted on by Simione stockholders, cumulative dividends at the rate of 11% of the $1.00 per share liquidation preference, and the right to receive the same consideration as an outstanding share of Simione common stock in the event of a change of control transaction.

STOCK OPTIONS

     The Company has established several stock option plans, under which the Company is authorized to grant options to purchase an aggregate of 380,700 shares of common stock. Options granted under these plans must have an exercise price not less than the fair market value at the date of grant. In addition to options of 115,843 granted under these plans, the Company has granted non-plan options to certain related parties. Such non plan options were granted with exercise prices equal to fair market value on the date of grant.

     A summary of the Company's stock option activity for 1997, 1998 and 1999 is as follows:

                                                         WEIGHTED
                                          NUMBER          AVERAGE
                                            OF           EXERCISE
                                          OPTIONS          PRICE
                                       --------------   ------------

    Outstanding at December 31, 1996        281,327        $  22.90
    Granted                                  67,860        $  54.40
    Exercised                               (35,853)       $   6.05
    Forfeited                                   (82)       $  11.00
                                       --------------
    Outstanding at December 31, 1997        313,253        $  31.80
                                       --------------
    Granted                                 148,400        $  29.55
    Exercised                                (6,486)       $  18.45
    Forfeited                               (78,241)       $  42.30
                                       --------------
    Outstanding at December 31, 1998        376,925        $  28.85
                                      --------------
    Granted                                 171,080        $  11.45
    Exercised                               (17,000)       $   3.70
    Forfeited                              (113,920)       $  23.07
                                       --------------
    Outstanding at December 31, 1999        417,086        $  24.10
                                       ==============



                                     OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                          ------------------------------------------  -------------------------
                                            WEIGHTED
                                             AVERAGE       WEIGHTED                       WEIGHTED
         RANGE OF                           REMAINING       AVERAGE                       AVERAGE
         EXERCISE              NUMBER      CONTRACTUAL     EXERCISE         NUMBER        EXERCISE
          PRICES            OUTSTANDING   LIFE IN YEARS      PRICE        EXERCISABLE     PRICE
    --------------------   ------------- --------------  ------------    ------------     --------

     $    -       $7.36            1,469        0.5          $     3.70          1,469      $   3.70
     $ 7.36      $14.71          167,375        8.3          $     9.67        100,709      $  10.30
     $14.71      $22.07           67,172        5.6          $    16.07         67,172      $  16.07
     $22.07      $29.42           25,654        5.9          $    25.00         25,654      $  25.00
     $29.42      $36.78           74,366        7.7          $    32.70         45,233      $  32.07
     $36.78      $44.13            7,000        5.8          $    42.06          6,667      $  42.01
     $44.13      $51,49            8,167        7.8          $    45.00          2,834      $  45.00
     $51.49      $58.84           59,969        6.4          $    53.27         55,829      $  53.14
     $58.84      $66.20            1,000        7.4          $    60.00            667      $  60.00
     $60.20      $73.55            4,913        9.2          $    72.95          4,913      $  72.95
                            -------------- --------------  -------------  ------------    ----------
                                 417,086        7.3          $    24.10        311,147      $  25.67
                            ==============                                ============

     For the purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options' vesting periods. Risk-free interest rates of 5.24%; no dividends; a volatility factor of the expected market price of the Company's common stock of 1.2666; and a weighted-average expected life of the options of 6.45 years. The Company's pro forma net loss and net loss per share (basic and diluted) are $13,988,000 and $7.99, respectively, for 1999 and $14,118,000 and $8.25, respectively, for 1998, $5,269,000 and $3.70, respectively, for 1998.


STOCK PURCHASE WARRANTS

     At December 31, 1999, the Company had outstanding warrants to purchase shares of the Company's common stock as follows:


         COMMON          EXERCISE           EXPIRATION
         SHARES           PRICE                DATE
     ---------------  ---------------  ---------------------

             25,000     $   5.00       February 24, 2005
             10,336     $  31.10       October 8, 1999
              2,000     $  56.30       May 27, 2000
    ----------------
             37,336
     ===============

     All outstanding warrants are exercisable.

     During 1997, the Company issued, and the holder exercised, a warrant for the purchase of 2,202 shares of common stock at $15.80 per share. During 1998, warrants were exercised for 75,000 shares of common stock at $5.00 per share.

12.  SEGMENT RESULTS

     The Company has two reportable segments: product-related and consulting. The Company's product-related segment sells comprehensive and flexible software solutions and services to enable home health care providers to more effectively operate their businesses and compete in the managed care environment. The consulting segment assists home health care providers in addressing the challenges of reducing costs, maintaining quality, streamlining operations and reengineering organizational structures.

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

                                                    1999                     1998                    1997
                                         -----------------------  -----------------------  ----------------------


    Revenues
      Product related                             $  18,412,000            $  35,209,000           $  42,036,000
      Consulting                                      7,371,000                6,437,000               4,909,000
                                         -----------------------  -----------------------  ---------------------
             Total                                $  25,783,000            $  41,646,000           $  46,945,000
                                         =======================  =======================  ======================
    Cost of sales
      Product related                             $  11,061,000            $  20,646,000           $  18,184,000
      Consulting                                      5,386,000                5,445,000               4,531,000
                                         -----------------------  -----------------------  ---------------------
             Total                                $  16,447,000            $  26,091,000           $  22,715,000
                                         =======================  =======================  ======================

    Research and development
      Product Related                             $   3,968,000            $   6,741,000           $   6,670,000
                                         =======================  =======================  ======================

    Depreciation and amortization
      Product related                             $     541,000            $   1,914,000           $   1,174,000
      Consulting                                      2,717,000                  394,000                 430,000
      Unallocated amount of
         Corporate overhead                             288,000                   84,000                 110,000
                                         -----------------------  -----------------------  ---------------------
             Total                                $   3,546,000            $   2,392,000           $   1,714,000
                                         =======================  =======================  ======================

    Purchased R&D
      Product related                             $           -            $           -           $   8,127,000
      Consulting                                              -                        -                       -
                                         -----------------------  -----------------------  ---------------------
             Total                                $           -            $          -            $   8,127,000
                                         =======================  =======================  ======================

    Restructuring expenses
      Product related                            $  (1,140,000)            $   5,011,000             $         -
      Consulting                                              -                        -                       -
      Unallocated amount of
         Corporate overhead                                   -                        -                       -
                                         -----------------------  -----------------------  ---------------------
             Total                               $  (1,140,000)            $   5,011,000             $         -
                                         =======================  =======================  ======================

    Net Loss
      Product related                            $  (8,631,000)          $   (8,537,000)           $   (460,000)
      Consulting                                     1,400,000                  484,000               (126,000)
      Unallocated amount of
         Corporate overhead                         (3,153,000)              (4,357,000)             (4,203,000)
         Interest income/expense-net                   (38,000)                  240,000                 275,000
                                         -----------------------  -----------------------  ---------------------
             Total                              $  (10,422,000)          $  (12,170,000)          $  (4,514,000)
                                         =======================  =======================  ======================

    Assets
      Product related                            $  20,912,000            $  11,894,000           $  17,188,000
      Consulting                                     4,726,000                4,713,000               3,874,000
      Unallocated amount of
         assets net of eliminations                    604,000               11,250,000               7,857,000
                                        -----------------------  -----------------------  ---------------------
             Total                               $  26,242,000            $  27,857,000           $  28,919,000
                                        =======================  =======================  ======================


13.  TRANSACTIONS WITH FORMER PARENT COMPANY

     The Company derived revenue from charges for the services provided to the home health care agencies owned by CHHC. The charges were recorded, for purposes of these consolidated financial statements, in an amount equal to the cost of the services being provided and therefore generated no operating profit. Revenues of $12,051,000 were recognized in 1997. In addition, CHHC charged the Company a management fee for the services provided related to legal and executive. CHHC's charges included direct costs identified and allocations of shared costs based on statistical and operational data such as square footage, hours, and direct operating costs. In the opinion of management, the method of allocation is reasonable. A management fee in the amount of $432,000 was incurred in 1997. These arrangements terminated effective October 31, 1997.

14.  RELATED-PARTY TRANSACTIONS

     Gateway LLC, a company owned in part by a prior Chief Executive Officer and another officer of the Company, leases an office facility to the Company under the terms of an agreement, which expires December 31, 2001. Rent expense and related operating expenses paid to Gateway LLC by the Company were $266,000 and $356,000 in 1998 and 1997, respectively. Gateway LLC sold the lease to a third-party in August of 1998.

     A major shareholder and executive officer along with certain other executive officers of the Company are shareholders of National Leasing, Inc. ("National"). During 1997, the Company entered into various three-year capital leases with National. In December 1997, the Company opted for early termination of all the outstanding capital leases with National and purchased the equipment under lease for approximately $579,000. Payments, excluding the purchase, to National under these lease agreements totaled $260,000 and $70,000 in 1998 and 1997, respectively.


     A shareholder and executive officer of the Company is a partner in an entity that leases an office facility to the Company under an operating lease that expires in December 2002. Rent expense and related operating expenses paid to this entity were $136,000, $130,000 and $130,000 in 1999, 1998 and 1997, respectively. Future annual rental payments under this lease are approximately $136,000 per year for 1999 through 2002.

     The Company has consulting agreements with two entities in which certain directors of the Company have ownership interests. Aggregate monthly consulting fees paid to these two entities approximate $20,000 through July 1998 and $5,000 thereafter. The fees totaled $149,000 and $205,000 in 1998 and 1997, respectively.

     The Company has subleased certain space to Healthfield, Inc. which has a significant shareholder who was a former member of the board of directors of the Company.

     Certain relatives of William Simione Jr. and Robert Simione manage a certified public accounting business which performs services for the Company in conjunction with services performed for customers of Simione.

     R. Bruce Dewey remains a Senior Vice President of Mestek while performing his duties as Chief Executive Officer, President and director of the Company.

15.  LICENSE AGREEMENTS

     Certain software applications of the Company's NAHC IS software solution incorporates software licensed from a third party. Under this license agreement, the Company is obligated to pay royalties based on the volume of transactions processed by the Company. Royalty rates per transaction vary based on the volume of transactions processed and totaled $0, $77,000 and $255,000 in 1999, 1998 and 1997, respectively.

     Another license agreement obligated the Company to pay royalties based on a percentage of net collected revenues from sales of certain covered systems. Royalty expense under this agreement totaled $0, $113,000 and $161,000 in 1999, 1998 and 1997, respectively.

     The Company obtained data processing and network communication services under an agreement with IBM Global Services ("IBM"). The agreement with IBM required the Company to pay fees based on the volume of transactions processed. This agreement was canceled during 1998 effective January 31, 1999. Termination and wind down costs are included in the restructuring charges for 1999. (see
Note 2)

16.  MERGER AND SUBSEQUENT EVENT

     On May 26, 1999, the Company entered into a definitive agreement to merge with MCS, Inc. (MCS), a wholly owned subsidiary of Mestek, Inc. For every share of outstanding Mestek common stock, the Company agreed to issue approximately
 .85 shares of its common stock to Mestek in the exchange. MCS is a leading provider of information systems and services to the home health care industry with approximately $16.6 million (unaudited) in revenue and $1.4 million (unaudited) in net income in 1998. MCS markets its product under the MestaMed name. It has approximately 570 active customers.

     In September 1999, the board of directors of Mestek resolved to distribute all of the capital stock of MCS to the Mestek stockholders, on a pro rata basis, prior to the merger of MCS into the Company. In conjunction with the distribution of the capital stock of MCS, Mestek resolved to invest $6.0 million into the Company in the form of loan notes accruing interest at prime plus 2.0% per annum. The $6.0 million notes were convertible into Series B Preferred Stock with attached warrants and stock options as described below. Also in September 1999, Mestek invested $3.0 million into the Company in the form of a partial advance on these loan notes. In January 2000, Mestek advanced another $1.0 million in the form of a loan, thereby advancing an aggregate of $4.0 million on the $6.0 million commitment. Under the terms of the notes, Mestek was a subordinate creditor to the bank holding the commercial line of credit.

     In November 1999, Mestek loaned Simione an additional $850,000 bearing interest at 11% per annum and convertible at Mestek's option into 850,000 shares of Series C Preferred Stock of Simione.

     At the special shareholder's meeting on March 7, 2000, the shareholders approved the merger and the merger with MCS was completed on March 7, 2000.

     At the completion of the merger with MCS, the $4.0 million in notes to Mestek were retired and that amount, together with the remaining $2.0 million, for a total $6.0 million investment by Mestek, were converted into 5.6 million shares of Series B Preferred Stock of Simione that carry a coupon rate of 9% deferred until June 30, 2000. The Series B Preferred Stock carries 0.4 votes per share for purposes of voting on issues requiring common shareholder approval. In connection with the purchase of the Series B Preferred Stock, Mestek received a warrant to purchase 400,000 shares of common stock of the Company and an option to purchase up to 387,113 shares of Common Stock of the Company. Accrued interest on the $4.0 million of notes was paid at the closing of the merger from the proceeds of the remaining $2.0 million paid by Mestek. The effect of the merger, including the voting rights of the Series B Preferred Stock, was to provide Mestek and its shareholders voting control of the Company.

     At the closing of the merger, Mestek exercised the option to convert its $850,000 loan to Simione into 850,000 shares of Series C Preferred Stock, which carry a coupon rate of 11% and .2 votes per shares.

     As shown in the financial statements, during the years ended December 31, 1998 and 1999, the Company incurred losses of $10.4 million and $12.2, respectively, and at December 31, 1999, its current liabilities exceed its current assets by $10.2 million. The negative operating results and negative net working capital were mainly the result of:

- Cancellation of the customer contract with Columbia/HCA that had generated 11%, 35%, and 48% of the Company's total revenues for the years 1999, 1998 and 1997 respectively.

-    Elimination of certain legacy development projects

-    Changes   to  the   government's   reimbursement   methodology   from  cost
     reimbursement to set prospective payments that affected the Company's customers.

-    Decreased revenues generated from Software and Services

     These factors, among others, indicate that the Company is in need of additional capital funding to support its current working capital needs, repay certain deferred current liabilities and execute its business plan. In response to that capital funding need, on April 12, 2000, the Company received a letter from Mr. John Reed, the Chairman of the Board of Mestek Inc. and the controlling interest shareholder of both Mestek and Simione, which outlines a new capital plan. The capital plan commits $7.0 million in the form of a $5.0 million convertible note and $2.0 million of convertible preferred stock. The specific terms of the convertible note and convertible preferred stock are still under final negotiation. In addition, the Company is pursuing alternative commercial debt financing with the objective of obtaining increased amounts of capital and better lending terms than currently exist under its existing bank line of credit.

SIMIONE CENTRAL HOLDINGS, INC.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


                                                    ADDITIONS
                                                     CHARGED
                                     BALANCE AT        TO          ADDITIONS                        BALANCE AT
                                      BEGINNING     COST AND        DUE TO                            END OF
                                      OF PERIOD     EXPENSES      ACQUISITION    DEDUCTIONS (1)       PERIOD
                                     ------------  ------------  --------------  ----------------  -------------

    Year ended December 31, 1999
    Allowance for Doubtful Accounts  $1,674,000     $2,721,000    $              $       814,000    $ 3,582,000
                                    ============  ============  ==============   ================  =============

    Year ended December 31, 1998
    Allowance for Doubtful Accounts  $1,915,000     $  791,000    $              $     1,032,000      1,674,000
                                     ============  ============  ==============  ================  =============

    Year ended December 31, 1997
    Allowance for Doubtful Accounts  $1,063,000     $1,330,000    $   254,000     $      732,000      1,915,000
                                     ============  ============  ==============  ================  =============

    (1) Write-offs of uncollectible accounts