Form 10-K/A
period 1999-12-31
SIMIONE CENTRAL HOLDINGS INC
filed 2000-05-01
CIK 896157

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

     Aggregate market value of the voting stock held by non-affiliates of the Registrant on March 24, 1999: $6,377,917.

     There were 3,867,033 shares of Common Stock outstanding at April 28, 2000.

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



                                    PART III


Item 10.  Directors and Executive Officers.

The directors of the Company are as follows:

     R. Bruce Dewey, age 48, became a director of Simione in March 2000 upon the closing of the merger with MCS pursuant to the terms of the MCS Merger
Agreement, has served as Senior Vice President of Mestek since 1994 and Secretary of Mestek since 1992. Mr. Dewey was General Counsel of Mestek from 1994 to 1999 and was Vice President -- Administration prior to 1994. Prior to joining Mestek in 1990, Mr. Dewey was an attorney in private practice in Seattle, Washington most recently with Cairncross, Ragen & Hempelmann from 1987 to 1990. Prior to the merger of Mestek, Inc. and Reed National Corp., Mr. Dewey had been Assistant to the President of Reed from 1979 to 1983 and had been affiliated with the Cooper-Weymouth, Peterson division of Reed from 1975 to 1979. In accordance with the terms of the merger agreement, Mr. Dewey was appointed the Chief Executive Officer of Simione as of September 9, 1999. Mr. Dewey will remain Senior Vice President and Secretary of Mestek and will spend approximately 75% of his time on Simione. Mr. Dewey was a director of MCS from June 1992 to August 1999.

     Barrett C. O'Donnell, age 46, has served as Chairman of the Board of Simione since June 15, 1998, and served as Chief Executive Officer and President from June 15, 1998 to September 9, 1999. Mr. O'Donnell has been a director of Simione since October 1996. From October 1992 until October 1996, Mr. O'Donnell served as Chairman of the Board of InfoMed Holdings, Inc., a Delaware corporation that merged with Simione Central Holding, Inc., a Georgia corporation, to form Simione effective October 8, 1996. Mr. O'Donnell also served as Chief Executive Officer of InfoMed from November 1994 to October 1996. From 1978 to present, Mr. O'Donnell has been Chairman of the Board, President and Chief Executive Officer of O'Donnell Davis, Inc., which is in the consulting and investment advisory services business.

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

     James A. Gilbert, age 51, has served as a director of Simione since May 1997 and as Secretary of Simione since February 2000. Mr. Gilbert has been General Partner of Live Oak Equity Partners, a venture capital firm, since July 1998. From September 1996 to November 1997, Mr. Gilbert served as President, Chief Operating Officer and a director of IMNET Systems, Inc., a provider of electronic information and document management systems to the health care industry. From January 1995 to September 1996, Mr. Gilbert served as Senior Vice President and General Counsel at HBO & Company, a health care information company. From 1988 to December 1994, Mr. Gilbert held several other positions at HBO & Company.

     Dr. David O. Ellis, age 57, is President and a director of EGL Holdings, Inc., an Atlanta-based merchant banking group providing investment services and capital to United States middle market companies. He has been with EGL and the predecessor company, Corporate Finance Associates, since 1982. Dr. Ellis is currently a director of several privately-held companies.

     Jesse I. Treu, age 52, became a director of Simione in August 1999. Since 1995, he has been Chairman of the board of directors of CareCentric. Jesse I. Treu, Ph.D. has been a general partner of Domain Associates, L.L.C. and a member of Biotechnology Investments Limited's U.S. Venture Capital advisory group since Domain's inception 13 years ago. Prior to the formation of Domain, Dr. Treu had twelve years' health care experience at GE and Technicon Corporation in a number of research, marketing management, and corporate staff positions. As a venture capitalist, he has been a director of over 18 early-stage health care companies, 11 of which have become public companies. Dr. Treu has served as founder, president, and chairman of several of these companies. Dr. Treu received his B.S. from Rensselaer Polytechnic Institute, and his M.A. and Ph.D. degrees from Princeton University. Mr. Treu was elected to the board pursuant to the CareCentric merger agreement.

     Daniel J. Mitchell, age 42, became a director of Simione in August 1999. From 1995 to the closing of the CareCentric merger in 1999, he was a director of CareCentric. Mr. Mitchell is a General Partner of Capital Health Venture Partners, a venture capital firm that manages the American Healthcare Fund and the American Healthcare Fund II and founding manager of Sequel Venture Partners. Prior to co-founding Capital Health in 1985, he was with the Institutional Venture Capital Fund at the First National Bank of Chicago from 1983 to 1985, and with the Bank's Trust Investment Management Division from 1981 to 1982. He holds a BS from the University of Illinois and an MBA from the University of California, Berkeley. Mr. Mitchell was elected to the board pursuant to the CareCentric merger agreement.

     Winston R. Hindle, Jr., age 68, became a director of Simione in March, 2000 upon the closing of the merger with MCS pursuant to the terms of the MCS Merger Agreement. Mr. Hindle has been a director of Mestek since 1994. Mr. Hindle was Senior Vice President of Digital Equipment Corporation, Maynard, Massachusetts, prior to his retirement in July, 1994. In his 32 years with Digital, he managed both corporate functions and business units and was a member of Digital's Executive Committee. Mr. Hindle is a member of Mestek's Executive Committee. Mr. Hindle was a director of MCS, Inc. from 1994 until the date of the MCS merger in March 2000. Mr. Hindle is also a director of Keane, Inc., of Boston, Massachusetts and CP Clare Corporation of Beverly, Massachusetts.

     David W. Hunter, age 70, became a director of Simione in March, 2000 upon the closing of the merger with MCS pursuant to the terms of the MCS Merger Agreement. Mr. Hunter has served as a director of Mestek since 1985. Mr. Hunter has been Chairman of Hunter Associates, Inc., an investment banking firm in Pittsburgh, Pennsylvania since 1992. From 1990 to 1992 he was Chairman Emeritus of Parker/Hunter, Inc., an investment banking firm in Pittsburgh, Pennsylvania, where he was Chairman from 1978 until 1990. Mr. Hunter is also a director of Lockhart Companies, Kiene Diesel Accessories, Inc., Justifacts, Quanterra, Inc. and U.S. Tool & Die Corporation. He served as Chairman of the Board of Governors of the National Association of Securities Dealers, Inc. from 1986 to 1987.

     John E. Reed, age 84, became a director of Simione in March, 2000 upon the closing of the merger with MCS pursuant to the terms of the MCS Merger Agreement. Mr. J.E. Reed had been the Chairman of the Board of MCS since 1986. Mr. Reed has been a director of Mestek since 1986. Mr. J.E. Reed has been Chairman of the Board, President and Chief Executive Officer of Mestek since 1989, is a member of the Executive Committee and serves on the boards of Mestek's subsidiaries. From 1986 until 1989 he was President and Chief Executive Officer and prior to the 1986 merger of Mestek, Inc. and Reed National Corp., had been President and Chief Executive Officer of Reed since he founded it in 1946. Mr. Reed is also a director of Wainwright Bank & Trust Co., Boston, Massachusetts.

     Stewart B. Reed, age 51, became a director of Simione in March, 2000 upon the closing of the merger with MCS pursuant to the terms of the MCS Merger Agreement. Mr. Reed had been a director of MCS since 1987. Mr. Reed is also a director of Mestek, a position he has held since 1986. Mr. Reed served as Executive Vice President of Mestek from 1986 to 1996. Prior to the 1986 Merger of Mestek, Inc. and Reed National Corp., Mr. Reed had been Executive Vice President of Reed National Corp. in charge of corporate development. Mr. Reed had been employed by Reed National Corp. since 1970. Mr. Reed is the son of John
E. Reed, Chairman of the Board, President and Chief Executive Officer of Mestek and the Chairman of the Board of MCS.

     Edward K. Wissing, age 62, became a director of Simione in March, 2000 upon the closing of the merger with MCS pursuant to the terms of the MCS Merger Agreement. Mr. Wissing retired in 1998 from American HomePatient of Nashville, Tennessee, a regional provider of home health care products and services, a company which he founded. He maintains an active role in the home health care industry and has twice chaired the Health Industry Distributors Association
(HIDA). Mr. Wissing has also served as chairman of HIDA's Educational Foundation and serves on the board of American HomePatient and Psychiatric Solutions, Inc., a Nashville-based mental health services provider.

Board of Directors and Committee Meetings

     The Board of Directors of the Company held seven meetings during 1999. During 1999, the board of directors had an Audit Committee and a Compensation Committee. The Audit Committee:

-    reviews Simione's accounting practices and financial results;

- consults with and reviews the services provided by Simione's independent accountants; and

-    reviews  and  approves,   with  the   concurrence  of  a  majority  of  the
     disinterested directors of Simione, transactions, if any, with affiliated parties.

     The Audit Committee during 1999 consisted of Messrs. Anatharaman and Gilbert. At December 31, 1999, the only member of the Audit Committee was Mr. Anantharaman. The Audit Committee met as necessary to discharge their duties.

The Compensation Committee:

- reviews and recommends to the board of directors the compensation and benefits of all the executive officers of Simione;

-    administers Simione's compensation and benefit plans; and

- reviews general policies relating to compensation and benefits of employees of Simione.

     The members of the Compensation Committee during 1999 were Messrs. Anantharaman and Gilbert. The Compensation Committee held one meeting during 1999.

     Each of Simione's directors in 1999 attended at least 75% of the meetings of the board of directors and the Committees, if any, on which they served.

     After the completion of the MCS merger, the board of directors reorganized its committee structure. The new committee memberships are as follows:

Executive Committee:               John E. Reed (Chairman)
                                   R. Bruce Dewey
                                   Barrett C. O'Donnell
Compensation Committee:            David O. Ellis (Chairman)
                                   Daniel J. Mitchell
                                   Jesse I. Treu
Audit Committee:                   Winston R. Hindle, Jr. (Chairman)
                                   David O. Ellis
                                   James A. Gilbert
Nominating Committee:              David W. Hunter (Chairman)
                                   William J. Simione, Jr.
                                   Edward K. Wissing

Voting Agreement

     The merger agreement contains a voting agreement regarding the election of directors. Under this agreement, the directors of Simione will appoint six individuals designated by MCS' stockholders to the board of Simione. For a period of eighteen months after the effective date of the merger, Simione will name the six MCS designees as nominees to the Simione board in any proxy statement relating to the election of directors.

     For so long as Simione's Series B Preferred Stock remains outstanding, in the event that Simione's board is unable to reach a decision on a vote on any matter in two consecutive board meetings, the number of directors shall be increased by one member and the holders of the Series B Preferred Stock shall have the right to appoint such member.

     The three major stockholders of MCS, John E. Reed, Stewart Reed and E. Herbert Burk, are obligated to vote their Simione shares in favor of all nominees named in Simione's proxy statements. However, Simione will not be required to nominate, and the major stockholders of MCS will not be required to vote for, a particular candidate if that candidate is subject to disqualifications related to potential director misconduct. The initial group of designees elected by the MCS stockholders were John E. Reed, Stewart B. Reed, David W. Hunter, Winston R. Hindle, Jr., R. Bruce Dewey and Edward K. Wissing.

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

     The Company has a consulting agreement with EGL, a venture capital firm, whereby EGL provides consulting services on general business operations and corporate investments including financial analysis, review of industry trends and assistance with respect to merger or acquisition opportunities. Mr. Anantharaman, a former director of the Company, was a partner at EGL from 1987 until June 1998. The consulting agreement expired on June 30, 1999 and provided for a monthly consulting fee of $5,000, plus reimbursement of out-of-pocket expenses. The fees were determined by negotiation between the parties. The Company did not pay any consulting fees to EGL for the year ended December 31, 1999.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors is currently comprised of Mr. John E. Reed, Dr. David O. Ellis and Mr. Treu. During 1999, Messrs. Anantharaman and Gilbert served on the Compensation Committee. None of these directors ever served as an officer or employee of the Company or any of its subsidiaries.

     On July 12, 1999, Simione entered into a merger agreement (the "Agreement") with CareCentric Solutions, Inc. The CareCentric merger was completed on August 12, 1999, for total consideration of $9,312,460. Under the Agreement, CareCentric merged into a wholly-owned subsidiary of Simione, and Simione issued 3,034,521 shares of Series A Preferred Stock to the former preferred stockholders and noteholders of CareCentric and paid $3.00 per share in cash to the former common stockholders of CareCentric (approximately $200,000 in the aggregate). On March 7, 2000, Simione's stockholders approved the conversion of the Series A Preferred Stock into Simione common stock. After giving effect to Simione's one-for-five reverse stock split effected on the same date, the Series A Preferred Stock was converted into 606,904 shares of Simione common stock on March 7, 2000. The former CareCentric preferred stockholders and noteholders will receive additional shares of Simione common stock (up to a maximum of 606,904 additional shares) if the average closing market price of Simione common stock during the fourth quarter of 2000 is less than $15.00 per share.

     Mr. Treu was a stockholder and director of CareCentric. As a result of the merger, Mr. Treu received beneficial ownership of 155,424 shares of Simione common stock.

     On May 26, 1999, Simione signed an agreement ("MCS Agreement") to merge with MCS, Inc., a wholly-owned subsidiary of Mestek, Inc. The MCS Agreement was amended in August 1999 to provide that the calculation of the merger consideration would not include the shares issued in the CareCentric merger and was further amended in September 1999 to provide for additional funding from Mestek and the spin-off of MCS to Mestek stockholders.

     On March 6, 2000, MCS was spun off from its former parent company, Mestek, Inc. On March 7, 2000, Simione completed the merger with MCS, Inc. Simione issued approximately 1.5 million shares of common stock to MCS stockholders in exchange for all of the outstanding shares of MCS common stock. This number of shares has been adjusted to reflect a one-for-five reverse stock split that was completed immediately prior to the merger. In connection with the closing of the merger, Mestek invested $6 million in Simione in exchange for 5.6 million shares of Series B preferred stock and warrants to purchase 400,000 shares of Simione common stock. The $6 million investment consisted of the cancellation of $4 million in aggregate principal value of promissory notes and payment of interest accrued thereon, and payment of the remaining amount in cash to Simione at the closing of the merger.

     The consideration paid by Simione to acquire MCS was determined by reference to a valuation report from an independent valuation firm and as a result of arm's-length negotiations. The description of the MCS merger agreement contained herein is qualified in its entirety by reference to the Second Amended and Restated Agreement and Plan of Merger and Investment Agreement dated as of October 25, 1999 by and among Simione, MCS, Mestek, Inc. and three major stockholders of Mestek included as Exhibit 2.1 to Simione's Registration Statement on Form S-4 (Registration No. 333-96529) and incorporated herein by reference.

     Subsequent to the MCS merger, approximately 39% or 1,489,853 shares of the outstanding common stock of Simione are owned by the former MCS stockholders.

     One of the stockholders, John E. Reed, by virtue of the spin-off of MCS to the stockholders of Mestek and the merger of MCS into Simione, controls approximately 22% of the common stock on matters to be voted upon by stockholders of Simione. The Series B Preferred Stock issued to Mestek has voting rights equal to 2,240,000 shares of Simione common stock, or approximately 36% of the total voting power. The Series C Preferred Stock, issued to Mestek upon conversion of its promissory note at the closing of the merger, has voting rights equal to 170,000 shares of Simione common stock, or approximately 2.7% of the total voting power. Mr. Reed, through direct share ownership and as trustee under various family trusts, controls approximately 57% of the vote on matters to be voted upon by stockholders of Mestek. This voting power at the Mestek level makes Mr. Reed capable of exercising voting power of the Series B and Series C Preferred Stock at the Simione level. Accordingly, Mr. Reed controls, through his direct and indirect control of 22% of Simione common stock and his indirect control of the Series B and Series C Preferred Stock, approximately 52% of the vote on matters to be voted upon by stockholders of Simione.

     Nasdaq has challenged the voting rights of the Series B Preferred Stock. Simione is in discussions with Nasdaq regarding this issue.

     In addition, as a result of these holdings, Mr. Reed was able to determine the composition of the MCS board designees that were appointed to the Simione board, and Mr. Reed would be able to select a 13th director to break a deadlock in the event that Simione's board is unable to reach a decision on a vote on any matter in two consecutive board meetings.

     Except as set forth under "-- Director Compensation", there were no other material transactions between the Company and any of the members of the Compensation Committee during the year ended December 31, 1999.

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

Item 11. Executive Compensation.

Compensation Summary

     The following table sets forth all compensation paid by the Company for the years ended December 31, 1999, 1998 and 1997 to each of the individuals who served as Chief Executive Officer during 1999, the four most highly compensated other executive officers, and two individuals for whom disclosure would have been provided but for the fact that such individuals were not serving as executive officers of the Company at the end of the last fiscal year(together, the "Named Executive Officers").


                                                            Summary Compensation Table

                                                                                                    Long-Term
                                                                                                  Compensation
                                                          Annual Compensation                    -----------------
                                     ------------------------------------------------------------   Number of
                                                                                 Other             Securities         All Other
                                                                                 Annual             Underlying        Compensation
                                                    Salary        Bonus       Compensation           Options             ($)(1)
      Name and Principal Position      Year          ($)           ($)             ($)              Grants(#)
   -------------------------------------------- --------------------------- ------------------   -----------------  ----------------

   Barrett C. O'Donnell                1999      $    179,167      --        $     --                     50,000     $       400
   Chairman of the Board, and          1998           191,667      --              --                         --              --
   Former Chief Executive Officer      1997                --      --              --                         --         144,000
   and President (2)


   R. Bruce Dewey                      1999           175,000      --              --                     30,000              --
   President and Chief Executive
   Officer (3)


   William J. Simione, Jr.             1999           300,000      --              --                         --             784
   Vice Chairman of the Board and      1998           300,000      --              --                     75,000           4,500
   Executive Vice President            1997           300,000      --              --                         --           6,134


   Robert J. Simione                   1999           225,000      --              --                         --            827
   Senior Vice President of            1998           225,000      --              --                     41,000          1,653
   Consulting                          1997           225,000      --              --                         --          1,443


   Gary M. Bremer                      1999           --           --             332,769 (5)                 --            117
   Former Chief Executive Officer      1998           248,764      --             140,113 (5)                 --          3,000
   and Chairman of the Board (4)       1997           329,000      --              45,934 (6)                 --         29,909 (8)


   Jack Arthur                         1999           150,000      37,500         --                          --          2,050
   Senior Vice President of Product
   Management and Quality Assurance


   Kathryn B. McClellan                1999           147,961     --              --                      15,000            439
   Senior Vice President of Product
   Services


   Jay S. Shevins                      1999            79,880     --              159,761   (7)               --            491
   Former Senior Vice President of
   Product Management (4)

_______________________________________

(1) Represents group life insurance and disability insurance premium payments, except for Mr. O'Donnell's 1999 amount which represents amounts paid to ODD for consulting services.

(2) Mr. O'Donnell became Chairman, Chief Executive Officer and President on June 15, 1998, and resigned as Chief Executive Officer and President on September 9, 1999.

(3) Mr. R. Bruce Dewey became Chief Executive Officer of Simione on September 9, 1999, and is paid an annual base salary of $175,000. Since Mr. Dewey devotes 25% of his time to his duties as Senior Vice President of Mestek, 25% of this salary is paid directly by Mestek.

(4) Mr. Bremer resigned as Chairman of the Board in June 1998. Mr. Shevins resigned as Senior Vice President of Product Management in April, 1999, and Mr. Hare resigned as Chief Financial Officer in April 2000.

(5) Represents amounts paid pursuant to a severance agreement dated July 22, 1998 (see "Item 11. Executive Compensation - Severance Agreements").

(6) Represents certain car allowance, club membership and insurance expense reimbursements.

(7) Represents amounts paid pursuant to a severance agreement dated April 1, 1999 (see "Item 11. Executive Compensation - Severance Agreements").

(8) Includes $20,698 of interest imputed to Mr. Bremer in 1997 in connection with a promissory note to the Company for $900,000 entered into on March 5, 1996 by Mr. Bremer. The Company forgave all interest (5.05% per annum) that accrued on the outstanding principal balance of this promissory note. In July 1997, Mr. Bremer repaid in full the then outstanding principal balance of $850,000.

Grants of Stock Options

     The following table sets forth certain information with respect to individual grants of stock options by the Company to the Named Executive Officers during the year ended December 31, 1999.


                                                   Option Grants in Last Fiscal Year

                                                                                                         Potential
                                             Number of                                                Realizable Value
                                            Securities           % of Total                          at Assumed Annual
                                            Underlying             Options                             Rates of Stock
                                              Options            Granted to         Exercise         Price Appreciation
                                            Granted(#)           Employee in          Price          for Option Term(2)

                 Name                           (1)              Fiscal Year         ($/Sh)         5% ($)       10% ($)
--------------------------------------- -------------------- -------------------- -------------- ------------- -------------

Barrett C. O'Donnell                         50,000                 36.5%           $  10.00      $ 314,447     $ 796,871
R. Bruce Dewey                               30,000                 21.9%               8.75        165,084       418,357
Jack Arthur                                      --                   --                  --             --            --
Kathryn B. McClellan                         15,000                 10.9%               7.50         70,751       179,296

--------------------------------

(1) Except for Mr. O'Donnell's stock options, which are immediately vested, the stock options reflected in this table vest as to 33 1/3% of the shares of Common Stock covered thereby on the first, second and third anniversary of the date of grant. The exercise price of all such stock options reflected in this table is equal to the fair market value of the Common Stock on the date of grant.

(2) The dollar amounts under these columns represent the potential realizable value of each grant of option assuming that the market price of the Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the Securities and Exchange Commission (the "Commission") and, therefore, are not intended to forecast possible future appreciation, if any, of the price of the Common Stock. The actual value, if any, that an executive officer may ultimately realize will depend on the excess of the stock price over the exercise price on the date the stock option is exercised. Therefore, there can be no assurance that the value realized by an executive officer upon actual exercise of the stock options granted in 1999 will be at or near the Potential Realizable Value indicated in the table.

Option Exercises and Holdings

     The following table sets forth information concerning options exercised during the fiscal year ended December 31, 1999 and the value of unexercised stock options held at the end of the fiscal year ended December 31, 1999 by each Named Executive Officer.


                           Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                               Shares
                               Acquired                            Number of Securities
                                  on            Value             Underlying Unexercised          Value of in-the-Money
                               Exercise        Realized                 Options at                      Options at
            Name                  (#)            ($)               December 31,1999 (#)         December 31, 1998 ($) (1)
            ----               ---------      ----------     --------------------------------- -----------------------------
                                                              Exercisable     Unexercisable    Exercisable    Unexercisable


Barrett C. O'Donnell             13,600        $128,248            84,196               --       $    0             --

R. Bruce Dewey                     --             --               --               30,000           --         18,750

William J. Simione, Jr.            --             --               17,111           10,000            0              0

Robert J. Simione                  --             --                8,723            5,333            0              0

Jack Arthur                        --             --                5,000           10,000        7,825         15,650

Gary M. Bremer                     --             --               34,242               --            0             --

Kathryn B. McClellan               --             --                3,000           18,000            0         28,125

Jay S. Shevins                     --             --                1,000               --            0             --


___________________

(1) Dollar values were calculated by determining the difference between the fair market value of the underlying securities at year-end at $9.375 per share, as adjusted for the reverse split and the exercise price of the options.

Employment Agreements

     A Simione subsidiary has an employment agreement with Mr. William J. Simione, Jr., Vice Chairman of the Board and an Executive Vice President of Simione, which provides for a base salary of $300,000, plus benefits, and a potential bonus payable at the discretion of the board of directors. The agreement was signed on January 1, 1996 and has an initial five year term that can be renewed for additional one year terms unless terminated by either party. The agreement provides for severance upon a change of control of Simione equal to three times his average annual compensation for the five year period preceding the date of the change of control of Simione. The agreement also contains a non-compete provision prohibiting Mr. Simione from competing with Simione during the term of the agreement and for an additional three year period if he is terminated in connection with a change in control.

     Simione has an employment agreement with Jack Arthur, Senior Vice President of Product Management and Quality Assurance, that provide for base salary of $150,000 per year plus benefits, and a potential bonus of up to $75,000 per year. In addition Simione made a loan of $100,000 to Mr. Arthur on January 19, 1999 at a rate equal to Wachovia Bank's prime lending rate, payable over 5 years. See "Certain Relationships and Related Transactions".

Severance Agreements

     Simione entered into a severance agreement with Gary M. Bremer, a former director and officer of Simione, on July 22, 1998. Mr. Bremer was Chairman of the Board of Simione from October 1996 until June 1998 and also served as Simione's Chief Executive Officer from October 1996 until April 1997. Pursuant to such severance agreement, Mr. Bremer receives, from the period July 1, 1998 until December 10, 2000, severance at an annual rate of $400,000 payable in semi-monthly installments plus a total payment of $50,000 and reimbursement of COBRA premiums payable over the same period. Under the severance agreement, Mr. Bremer retained rights to all his vested Simione options on the date of the agreement but forfeited any rights to non-vested stock options. The severance agreement was amended in October and November of 1999 to allow the Company to defer $89,470.24 of payments due Mr. Bremer through December 31, 1999 until December 10, 2000 pursuant to a promissory note with an annual interest rate of 9%.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information as to the number of shares of Simione common stock that will be owned immediately after giving effect to the merger by:

-    each director of Simione;

- the Chief Executive Officer and the four other most highly compensated executive officers of Simione;

-    all Simione directors and executive officers, as a group; and

- each person, entity, or group of affiliated persons known by Simione to be the beneficial owner of more than 5% of Simione's common stock, based on that person's or entity's ownership of Simione common stock and the number of outstanding shares of Simione common stock as of April 28, 2000.

     For purposes of this table, beneficial ownership of securities is defined according to the rules of the SEC and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, Simione believes that the beneficial owners of shares of Simione common stock listed below will have sole investment and voting power with respect to such shares, subject to community property laws where applicable. In addition, for purposes of this table, a person or group is deemed to have beneficial ownership of any shares which such person has the right to acquire within 60 days after the date as of which these data are presented. For purposes of calculating the percentage of outstanding shares held by each person named above, any shares which this person has the right to acquire within 60 days after the date as of which these data are presented are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.

     The percentages were calculated based on the ratio of the number of shares of Simione common stock beneficially owned by such beneficial owner as of April 28, 2000 to the sum of:

- 3,867,033 the total number of outstanding shares of common stock as of April 28, 2000; and

- the number of shares of common stock issuable upon exercise of options or warrants held by the applicable beneficial owner exercisable within 60 days of April 28, 2000.


         The table reflects the one-for-five reverse stock split (the "Reverse Split") that became effective on March 7, 2000. The number of shares shown below does not reflect ownership of 5,600,000 shares of Series B Preferred Stock and 850,000 shares of Series C Preferred Stock. The Series B Preferred Stock has 0.4 votes per share and the Series C Preferred Stock has 0.2 votes per share. Neither the Series B Preferred Stock nor the Series C Preferred Stock is convertible into common stock. Mestek owns 100% of the Series B Preferred Stock and 100% of the Series C Preferred Stock. The "total voting power" reflects the effect of the Series B Preferred Stock and Series C Preferred Stock.

                                                                      SHARES OF COMMON STOCK              TOTAL
                                                                           BENEFICIALLY                  VOTING
                                                                               OWNED                      POWER
                                                                  --------------------------------     ------------
NAME OF BENEFICIAL OWNER                                               NUMBER          PERCENT
------------------------                                               ------          -------
Mestek, Inc.(1)(2)                                                         400,000         9.4           42.1
John E. Reed(1)(2)(3)                                                      965,989        22.6           50.6
Stewart B. Reed(2)(4)                                                      376,657         9.7            6.0
Barrett C. O'Donnell(5)                                                    257,395         6.5            4.0
O'Donnell Davis, Inc.(6)                                                   192,395         4.9            3.0
Dr. David O. Ellis(7)                                                      197,434         5.1            3.1
Gary M. Bremer(8)                                                          179,191         4.6            2.8
William J. Simione, Jr.(9)                                                  27,886           *              *
Robert J. Simione(10)                                                       10,931           *              *
R. Bruce Dewey(2)                                                               52           *              *
Dr. Charles N. Mead                                                             --          --             --
William A. Thomasmeyer                                                          --          --             --
Michael Quinn                                                                  612           *              *
Jack Arthur(11)                                                                 --          --             --
James A. Gilbert(11)(12)                                                     6,417           *              *
Winston R. Hindle, Jr.(2)                                                    1,534           *              *
David W. Hunter(2)(13)                                                       2,453           *              *
Kathryn B. McClellan(5)(14)                                                  3,093           *              *
Daniel J. Mitchell(15)                                                      74,734         1.9            1.2
Jesse I. Treu(16)                                                          155,424         4.0            2.5
Edward K. Wissing(2)                                                            --          --             --
All directors and executive officers as a group (19 persons)(17)
                                                                         1,864,204        47.2           65.8

-------------------------

* Less than 1%.

(1) Includes 400,000 shares issuable upon exercise of a warrant to be issued to Mestek in the MCS merger. Does not include approximately 388,742 shares issuable upon an option to be issued to Mestek in the MCS merger. This option only vests as existing Simione options, warrants or conversion rights are exercised. For purposes of this table, we have assumed that John
     E. Reed has voting control of the securities held by Mestek.

(2)  The address is 260 North Elm Street, Westfield, Massachusetts 01085.

(3) Excludes 1,593 shares of common stock which are held by Mr. Reed's wife and 11,319 shares of common stock which are held by a family trust for which he is not trustee, to which he disclaims ownership. Excludes 291,362 shares of common stock which are held by John E. Reed as trustee for various family trusts, but for which he disclaims beneficial ownership; of the 291,362 shares disclaimed by John E. Reed, 225,550 shares are included in the shares listed as beneficially owned by his son, Stewart B. Reed, as described in note (4) below. Includes 89,312 shares of common stock owned by Sterling Realty Trust, a Massachusetts business trust of which John E.
     Reed is the trustee and of which he and a family trust are the beneficiaries.

(4) Includes 225,550 shares of common stock which are owned by the Stewart B. Reed Trust, of which Stewart B. Reed is the beneficiary and John E. Reed is the trustee.

(5) Includes 27,000 shares issuable upon exercise of warrants and 84,196 shares issuable upon exercise of options. Mr. O'Donnell is a stockholder, director and officer of ODD. Accordingly, pursuant to Rule 13d-3 under the Exchange Act, he is deemed to be an indirect beneficial owner of Simione's securities beneficially owned by ODD.

(6) Includes 27,000 shares issuable upon exercise of warrants and 34,196 shares issuable upon exercise of options

(7) Includes 170,786 shares held by, and 6,189 shares issuable upon exercise of options by, Rowan Nominees Limited ("Rowan"). Rowan is nominee for EGL Holdings, Inc. Mr. Ellis is president and a director of EGL Holdings, Inc. Includes 1,837 shares held by Mr. Ellis' wife. Includes 8,020 shares issuable upon exercise of options.

(8) Includes 34,243 shares issuable upon exercise of options. Excludes any interest Mr. Bremer has in the Simione Central Holdings, Inc. Profit Sharing Plan Trust (the "Profit Sharing Plan").

(9)  Includes 17,111 shares issuable upon exercise of options.

(10) Includes 8,722 shares issuable upon exercise of options.

(11) Includes 4,167 shares issuable upon exercise of options.

(12) The address is 6600 Powers Ferry Road, Atlanta, Georgia 30339. Includes 5,000 shares issuable upon exercise of options

(13) Excludes 1,593 shares of Simione common stock held by his spouse to which he disclaims ownership.

(14) Includes 3,000 shares issuable upon exercise of options.

(15) Includes 74,734 shares held by a limited partnership of which Mr. Mitchell is a general partner. Mr. Mitchell disclaims beneficial ownership of these shares.

(16) Includes 150,565 shares held by Domain Partners III, L.P., a Delaware limited partnership ("DP III"), and 4,859 shares held by DP III Associates, L.P., a Delaware limited partnership ("DP III A"). DP III and DP III A are Delaware limited partnerships, each of whose principal business is that of a private investment partnership. The sole general partner of DP III and DP III A is One Palmer Square Associates III,L.P., a Delaware limited partnership ("OPSA III"), whose principal business is that of acting as the general partner of DP III and DP III A. Mr. Treu is a general partner of OPSA III. Mr. Treu disclaims beneficial ownership of these shares.

(17) Includes 136,405 shares issuable upon exercise of options and 427,000 shares issuable upon exercise of warrants.

Item 13. Certain Relationships and Related Transactions.

     On January 1, 1996, InfoMed Holdings, Inc., a predecessor corporation of Simione, entered into a lease agreement with Gateway LLC with respect to Simione's Pompano Beach, Florida office. O'Donnell Davis, Inc. owns 70% of Gateway LLC and more than 5% of Simione's common stock. In addition, Mr. Barrett
C. O'Donnell, Chairman of the Board of Simione, is the Chairman of the Board, President and Chief Executive Officer and a 75% stockholder of ODD. Reid Horovitz, former General Counsel and Secretary of Simione, owns 10% of Gateway LLC. Pursuant to the lease agreement, Gateway LLC leases approximately 20,291 square feet to Simione for a term of five years that commenced on January 1, 1996. In addition, on October 24, 1997 a subsidiary of Simione entered into a written addendum extending the Pompano lease through December 31, 2001. Simione has an option to renew the lease for an additional five year term. Rental payments from Simione for the year ended December 31, 1998 and 1999 totaled
$384,528 and $420,000, respectively. In addition to these lease payments, Simione is obligated to pay its share of the office building's operating expenses. The lease payments were determined by negotiation between the parties. Simione believes that the terms of the lease agreement are at least as favorable as could have been obtained elsewhere for similar facilities from unaffiliated third parties. Gateway LLC sold the Pompano lease to an unrelated third party in August 1998.

     On January 1, 1998, Simione replaced an oral lease agreement with S&S Realty for Simione's Hamden, Connecticut office with a written agreement. Mr. William J. Simione, Jr. owns 45% of S&S Realty. Pursuant to the lease agreement, S&S Realty leases approximately 6,500 square feet to Simione for a term expiring on December 31, 2002. Rental payments for the year ended December 31, 1998 and 1999 totaled $130,000 and $147,000 respectively. The scheduled annual rental payments for each year of the remaining term may, upon thirty (30) days' written notice from S&S Realty, be increased by $5,850. In addition to these lease payments, Simione is obligated to pay its share of the office building's operating expenses, other than water, which is provided by S&S Realty. The lease payments were determined by negotiation between the parties. Simione believes that the terms of the lease agreement are at least as favorable as could have been obtained elsewhere for similar facilities from unaffiliated third parties.

     On November 1, 1996, Simione Central, Inc., a wholly-owned subsidiary of Simione ("SCI"), entered into various information, support and management service agreements with certain affiliates of Columbia/HCA Healthcare Corporation. As part of the negotiation of the Columbia agreements, Columbia/HCA required that SCI, formerly a subsidiary of Central Health Holding Company, guarantee indemnification obligations of the former stockholders of Central Health Holding, including Mr. Bremer, to those Columbia/HCA affiliates for potential liabilities relating to the Central Health Holding Company Employee Stock Ownership Plan Trust or its participants, including potential liabilities resulting from a then ongoing investigation of the plan by the Department of Labor and the Internal Revenue Service's then ongoing audit of issues related to the plan. Columbia/HCA became indirectly responsible for these plan obligations as a result of its acquisition of Central Health Holding by purchasing all of Central Health Holding's stock. Because all of the former Central Health Holding stockholders were also stockholders of Simione as a result of the January 1996 spin-off of Simione from Central Health Holding, SCI agreed to undertake the guaranty. Also, on November 1, 1996, the plan was converted into the Simione Central Holdings, Inc. Profit Sharing Plan and sponsorship of the plan was transferred from Central Health Holding to Simione. Under the terms of the guaranty, SCI guarantees Columbia/HCA against:

- plan losses arising from a fiduciary breach, prohibited transaction or other violation of law relating to the plan; or

- liabilities related to the plan which are not paid by the former stockholders of Central Health Holding other than the plan.

     These liabilities are guaranteed only to the extent that they are not recovered by Columbia/HCA through other indemnity provisions of the stock purchase agreement. Columbia/HCA's other sources of potential recovery include amounts accrued on Central Health Holding's closing balance sheet at the time of sale and escrow accounts established for the benefit of Columbia/HCA by the former stockholders of Central Health Holding. SCI's maximum liability under the guaranty is limited to:

-    $20 million for obligations arising before November 1, 1997;

-    $17.5 million for obligations arising before November 1, 1998;

-    $15 million for obligations arising before November 1, 1999;

-    $15 million for obligations arising before November 1, 2000; and

-    $0 thereafter.

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

     At September 30, 1999, no claims had been made under the guaranty, and currently Simione does not anticipate incurring any losses associated with the guaranty.

     On April 17, 1998, Simione was a party to a Stock Purchase Agreement among Eclipsys Corporation and certain stockholders of Simione including Gary M. Bremer, a former director and officer of Simione, and William J. Simione, Jr., Vice Chairman of the Board and Executive Vice President of Simione. Pursuant to the Stock Purchase Agreement, Eclipsys Corporation purchased from the stockholders 84,000 shares, including 37,500 shares from Mr. Bremer and 5,000 shares from Mr. Simione, of Simione's Common Stock at a price of $66.25 per share. Additionally, in the event Simione receives an offer from a third party to purchase more than 5% of its common stock, Eclipsys Corporation will have the option to purchase from Simione up to an additional 4.9% of Simione's Common Stock at $66.25 per share. This option is available in connection with the MCS merger, and Eclipsys has been provided with notice of such option. Management of Simione does not expect Eclipsys to exercise its option, unless the market price of Simione common stock equals or exceeds the option's exercise price of $66.25 per share. On April 28, 2000, the last practicable trading date for which results were available for inclusion in this report, the reported high sales price per share of Simione common stock on Nasdaq was $2.0625 and the reported low sales price was $2.1875. If Eclipsys exercises its option, the ownership interests of other Simione stockholders will be diluted by up to 4.9%.

     The Stock Purchase Agreement allowed Eclipsys Corporation to designate one member to the board of directors of Simione until April 17, 2001. The Eclipsys director designee until the MCS merger was Greg Wilson. Eclipsys did not exercise its right to designate a replacement for Mr. Wilson. The Stock Purchase Agreement also states that Eclipsys Corporation will vote its shares in favor of all the nominees to the board of directors of Simione and in favor of all such matters recommended by the board of directors.

     Also, on April 17, 1998, Simione Central National, Inc., a wholly-owned subsidiary of Simione now known as Simione Central National, L.L.C., and Eclipsys Corporation entered into a remarketing agreement. Under the remarketing agreement, Eclipsys has the exclusive right to market and sub-license Simione's software to Eclipsys' current and potential customers and Simione is required to provide installation, implementation, maintenance and support services to Eclipsys' customers who sub-license Simione's software. Eclipsys is responsible for responses to requests for proposals, software demos, and providing front line support to such customers and prospects concerning Simione's software products. For all Simione software products licensed by Eclipsys to an Eclipsys customer or prospect, Eclipsys pays a one-time royalty to Simione plus an annual maintenance fee. The initial term of the agreement expires on April 17, 2000 and automatically renews for successive two-year terms unless terminated by Simione or Eclipsys. Through the date of this report, no product/service revenues or royalty fees under this agreement have been received or recognized.

     Mr. Robert J. Simione, the brother of Mr. William J. Simione, Jr. who is Vice Chairman of the Board and Executive Vice President of Simione, is currently serving as a Senior Vice President of Simione. In addition, Mr. William J. Simione, III, the son of Mr. William J. Simione, Jr., is currently serving as a Consulting Manager of Simione. As compensation for his services, Mr. William J. Simione, III was paid $76,610 and $80,070 in 1998 and 1999, respectively. See "Executive Compensation" for further information.

     On January 19, 1999, Simione advanced $200,000 in cash to Jack Arthur, Simione's Senior Vice President of Product Development, pursuant to an unsecured promissory note with recourse. Under the terms of the promissory note, payments are to be made as follows: a lump sum payment of $100,000 on January 19, 2001 and $8,333.33 each month thereafter for 12 months. Interest on the outstanding principal balance of the note from the date of the note until it is fully paid will accrue at the prime interest rate announced from time to time by Wachovia Bank. The note provides that the payment obligations of Mr. Arthur may be forgiven, in whole or in part, by Simione in the event Mr. Arthur achieves annual performance objectives to be established by Simione and Mr. Arthur. The annual objectives shall be set at the beginning of each calendar year for the years 1999, 2000 and 2001 with one third of the loan forgiven upon successful performance each year. The objectives for 1999 consisted principally of cost reduction in Simione's development efforts and realignment of product development to integrate technologies of acquired products with existing company products. The performance objective for 2000 were set in the first quarter of 2000 and are related to the performance in product management, quality assurance and development projects. The performance objectives for 2001 have not been established. Simione shall, through its Chief Executive Officer, have sole discretion concerning whether to forgive any of such payment obligations. The 1999 objectives were met and accordingly $66,667 was forgiven on January 19, 2000. The principal amount and interest forgiven will be recorded as compensation expense.

     In connection with the execution of the amended merger agreement, Mr. Dewey was appointed President and Chief Executive Officer of Simione. Mr. Dewey retained his position of Senior Vice President and Secretary of Mestek. Mr. Dewey is paid $175,000 per year, three-quarters of which is paid by Simione, and the remaining one-quarter of which is paid by Mestek. This allocation reflects the expectation that Mr. Dewey will devote approximately three-quarters of his working time to his duties as President and Chief Executive Officer of Simione. Mr. Dewey is eligible to receive a performance bonus of up to 50% of his annual salary during 2000 by determination of Simione's Compensation Committee. Mr. Dewey is entitled to severance equal to 12 months salary plus any applicable bonus in the event he is terminated without cause and does not return to full-time employment at Mestek.

     In addition to his base salary, Mr. Dewey was granted an option to purchase 30,000 shares of Simione common stock at a price of $8.75 per share, which option vests ratably over three years. Mestek will assign to Mr. Dewey options to purchase an additional 30,000 shares of Simione common stock to be obtained by Mestek in the MCS merger at an exercise price of $10.00 per share. These options vest in the event outstanding Simione options are exercised.

     For a description of a severance agreement between Simione and Gary M. Bremer, a former director and officer of Simione, see "Executive Compensation -- Severance Agreements". For a description of a consulting agreement between Simione and a director of Simione, see "-- Director Compensation". For a description of a consulting arrangement between Simione and an affiliate of Mr. Anantharaman and Dr. Ellis, see "-- Compensation Committee Interlocks and Insider Participation".

     On November 11, 1999, Barrett O'Donnell, Chairman of the Board of Simione, loaned $500,000 to Simione for 24 months and David Ellis, a stockholder and director of Simione, loaned $250,000 to Simione for nine months. Both loans have an interest rate of 9%.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SIMIONE CENTRAL HOLDINGS, INC.


Date:  May 1, 2000                  By: /s/ R. BRUCE DEWEY
                                        ----------------------------------
                                        R. Bruce Dewey
                                        President and Chief Executive Officer


1224652v3                              19