Form 10-Q
period 2000-03-31
SIMIONE CENTRAL HOLDINGS INC
filed 2000-05-22
CIK 896157

1237806v3
                                   FORM 10-Q
                            _______________________
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

        (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the period ended March 31, 2000

                                       OR

        [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ___________ to _________


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


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                             Outstanding at
     Class                                   4/30/2000
     -----                                   ---------
     Common Stock, $.001 par value           3,853,305 shares

                         SIMIONE CENTRAL HOLDINGS, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - March 31, 2000 (unaudited) and December 31, 1999 (audited).

          Consolidated Statements of Operations - Three Months Ended March 31, 2000 and 1999 (unaudited).

          Consolidated Statements of Shareholders' Equity - Three Months Ended March 31, 2000 (unaudited).

          Consolidated Statements of Cash Flows - Three Months Ended March 31, 2000 and 1999 (unaudited).

          Notes  to   Consolidated   Financial   Statements  -  March  31,  2000
          (unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K




                                   SIGNATURES
                                   ----------

                         SIMIONE CENTRAL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                 March 31,            December 31,
                                                                             ------------------    -------------------
                                                                                   2000                   1999
                                                                             ------------------    -------------------
                                                                                (unaudited)            (audited)

                                            ASSETS

 Current assets:
        Cash and cash equivalents                                               $    2,028,000          $      47,000
        Accounts receivable, net of allowance for
          doubtful accounts of $237,000 and $166,000
          respectively                                                               9,387,000              4,329,000
        Prepaid expenses, inventory and other
          current assets                                                             1,042,000                273,000
                                                                             ------------------    -------------------
          Total current assets                                                      12,457,000              4,649,000

Purchased software, furniture and equipment, net                                     2,368,000                920,000
Intangible assets, net                                                              26,508,000                      -
Other assets                                                                           156,000              1,127,000
                                                                             ------------------    -------------------
          Total assets                                                          $   41,489,000          $   6,696,000
                                                                             ==================    ===================


                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Line of credit                                                          $    2,480,000          $           -
        Note payable                                                                   250,000                      -
        Accounts payable                                                             3,338,000              1,137,000
        Accrued compensation expense                                                   929,000                393,000
        Accrued liabilities                                                          6,754,000              1,334,000
        Customer deposits                                                            1,653,000                419,000
        Unearned revenues                                                            5,289,000              2,908,000
                                                                             ------------------    -------------------
          Total current liabilities                                                 20,693,000              6,191,000

Accrued liabilities, less current portion                                            1,021,000                      -

Notes payable long-term                                                                500,000                      -

Commitments and contingencies

Shareholders' equity:
        Preferred stock (Simione):
            Series B, $.001 par value, 10,000,000 authorized, 5,600,000
              issued and outstanding                                                     5,000
            Series C, $.001 par value, 10,000,000 authorized, 850,000
              issued and outstanding                                                     1,000                      -
            Common stock, $.001 par value; 20,000,000 shares
              authorized, 3,853,000 shares issued and outstanding
              at March 31, 2000, and 1,490,000 shares issued and
              outstanding at December 31, 1999;                                          4,000                  1,000

        Additional paid-in capital                                                  20,071,000              1,260,000
        Stock warrants                                                               1,000,000                      -
        Accumulated deficit                                                         (1,806,000)              (756,000)
                                                                             ------------------    -------------------
          Total shareholders' equity                                                19,275,000                505,000
                                                                             ------------------    -------------------
          Total liabilities and shareholders' equity                            $   41,489,000          $   6,696,000
                                                                             ==================    ===================

See notes to consolidated  financial statements.

The above financial statements reflect the fact that for accounting purposes MCS, Inc. is deemed to have acquired Simione Central Holdings, Inc. on March 7, 2000, the date of the merger, as more fully explained in Notes 1 and 2 to the Consolidated Financial Statements.

                         SIMIONE CENTRAL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                 Three Months Ended March 31,
                                                      -------------------------------------------
                                                             2000                    1999
                                                      -------------------      ------------------

Net revenues:                                           $      4,000,000         $     4,041,000

Costs and expenses:
    Cost of revenues                                           2,547,000               2,407,000
    Selling, general and administrative                        1,879,000               1,109,000
    Research and development                                     711,000                 396,000
                                                      -------------------      ------------------
         Total costs and expenses                              5,137,000               3,912,000
                                                      -------------------      ------------------
    (Loss) income from operations                             (1,137,000)                129,000

Other (expense) income :
    Other (expense) income                                        (6,000)                      -
    Interest expense                                             (76,000)                      -
    Interest and other income                                     12,000                   9,000
                                                      -------------------      ------------------
Net (loss)  income before taxes                               (1,207,000)                138,000
                                                      -------------------      ------------------
    Income tax expense (benefit)                                (157,000)                 54,000
                                                      -------------------      ------------------
Net  (loss) income from continuing operations                 (1,050,000)                 84,000
                                                      -------------------      ------------------
Discontinued operation
    Income from operations of discontinued
         segment before taxes                                          -                 128,000

    Applicable tax expense                                             -                  51,000

Net income from operations of discontinued
     segment                                                           -                  77,000
                                                      -------------------      ------------------
Net  (loss) income                                      $     (1,050,000)        $       161,000
                                                      ===================      ==================
Net loss per share - basic and diluted
    From continuing operations                          $           0.50        $           0.06
                                                      ===================      ==================
Weighted average common shares -
    basic and diluted                                          2,113,000               1,490,000
                                                      ===================      ==================
Net (loss) income per share - basic and diluted
    From discontinued operations                        $              -         $          0.05
                                                      ===================      ==================
Weighted average common shares -
    basic and diluted                                          2,113,000               1,490,000
                                                      ===================      ==================
Net (loss) income per share - basic and diluted
    From discontinued operations                        $           0.50        $           0.11
                                                      ===================      ==================
Weighted average common shares -
    basic and diluted                                          2,113,000               1,490,000
                                                      ===================      ==================

See notes to consolidated  financial statements.

The above financial statements reflect the fact that for accounting purposes MCS, Inc. is deemed to have acquired Simione Central Holdings, Inc. on March 7, 2000, the date of the merger, as more fully explained in Notes 1 and 2 to the Consolidated Financial Statements.

The weighted average shares computations have been recast to give effect to the shares of Simione common stock issued to MCS stockholders in connection with the MCS merger for both periods shown, as more fully described in Note 1 to the Consolidated Financial Statements.

                         SIMIONE CENTRAL HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                    For the three months ended March 31, 2000

                                                                       Additional                              Total
                                      Common               Preferred    Paid-in                Accumulated  Shareholders'
                         Shares       Stock      Shares     Stock       Capital      Warrants    Deficit       Equity
                         --------   ----------  ---------  ---------   -----------   ---------  ----------  ------------

Balance at
December 31, 1999          1,000    $   1,000          -  $      -    $ 1,260,000              $  (756,000)    505,000

MCS, Inc. shares
eliminated in merger      (1,000)      (1,000)                                                                  (1,000)

Simione Central
Holdings Inc.
Shares post merger,
$.001 par value         3,853,000       4,000          -          -    19,211,000    1,000,000              20,215,000

Issuance of $.001 par
value preferred
stock in connection
with merger:                                -   6,450,000     6,000                                     -        6,000
Series B, 5,600,000            -
shares
Series C, 850,000
shares


Net loss                       -            -          -          -             -           -   (1,050,000) (1,050,000)
                         ---------  ----------  ---------  ---------   -----------  ---------  -----------  -----------
Balance at
March 31, 2000           3,853,000  $   4,000   6,450,000  $  6,000    20,471,000   1,000,000  $(1,806,000) 19,675,000
                         =========  ==========  =========  =========   ===========  =========  ============ ===========





See notes to consolidated  financial statements.

The above financial statements reflect the fact that for accounting purposes MCS, Inc. is deemed to have acquired Simione Central Holdings, Inc. on March 7, 2000, the date of the merger, as more fully explained in Notes 1 and 2 to the Consolidated Financial Statements.

                         SIMIONE CENTRAL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                Three Months ended March 31,
                                                            --------------------------------------
                                                              2000                  1999
                                                            --------------   -------------------
Cash flows from operating activities:
Net loss                                                      $ (1,050,000)      $     161,000

Adjustments to reconcile net loss
to net cash (used in) provided by operating activities:
  Provision for doubtful accounts                                   71,000                   -
  Amortization and depreciation                                    426,000              56,000

Changes in assets and liabilities, net of acquisitions:
  Accounts receivable                                           (1,364,000)            422,000
  Prepaid expenses and other current assets                       (182,000)           (241,000)
  Accounts payable                                                 172,000              36,000
  Accrued compensation expense                                     225,000            (364,000)
  Accrued liabilities                                             (830,000)            170,000
  Customer deposits                                                105,000            (127,000)
  Unearned revenues                                              1,015,000             (65,000)
                                                            --------------           ------------
       Net cash (used in) provided by operating activities      (1,412,000)             48,000
                                                            --------------           ------------

  Cash flows from investing activities:
  Acquisition of Simione (net of cash acquired)                (12,148,000)                 --
  Net cash acquired in the reverse merger                        3,547,000                  --
  Purchase of software, furniture and equipment                   (161,000)            (45,000)
                                                            --------------           ------------
       Net cash used in investing activities                    (8,762,000)            (45,000)
                                                            --------------           ------------

  Cash flows from financing activities:
  Equity issued in Simione/MCS merger                           12,148,000                  --
  Capital contribution from former parent                             --                 3,000
  Proceeds from issuance of notes payable                            7,000                  --
                                                            --------------           ------------
       Net cash provided by (used in) financing activities      12,155,000               3,000
                                                            --------------           ------------
       Net increase in cash and cash equivalents                 1,981,000               6,000

  Cash and cash equivalents, beginning of period                    47,000              60,000
                                                            --------------           ------------
  Cash and cash equivalents, end of period                 $     2,028,000           $  66,000
                                                            ==============           ============

See notes to consolidated  financial statements.

The above financial statements reflect the fact that for accounting purposes MCS, Inc. is deemed to have acquired Simione Central Holdings, Inc. on March 7, 2000, the date of the merger, as more fully explained in Notes 1 and 2 to the Consolidated Financial Statements.

                         SIMIONE CENTRAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MCS as Deemed Acquirer of Simione Central Holdings, Inc.
--------------------------------------------------------

     On March 7, 2000, Simione Central holdings, Inc. ("SCHI") and MCS, Inc. ("MCS") merged in a transaction accounted for as a reverse acquisition for financial reporting purposes. In connection with the acquisition, SCHI issued 1,489,853 shares of its common stock in exchange for all the outstanding common stock of MCS, and thereby, the former shareholders of MCS acquired control of SCHI. As a result, MCS is considered the acquiring company; hence, the historical financial statements of MCS became the historical financial statements of SCHI and include the results of operations of SCHI only from the effective acquisition date.

     The weighted average common shares for the three month period ended March 31, 2000 are recast in the accompanying Consolidated Statements of Operations to give effect to the 1,489,853 shares of Simione common stock that were issued to the MCS shareholders pursuant to the Simione/MCS merger that closed on March 7, 2000. For the period from January 1, 2000 through March 6, 2000, there were 1,489,853 shares of issued and outstanding Simione common stock deemed to be owned by the MCS shareholders and from the period of March 7, 2000 through March 31, 2000, there were 3,853,305 total shares of issued and outstanding Company common stock (after giving effect to the Simione/MCS merger). The weighted average shares for the three month period ended March 31, 1999 are also recast to give effect to the 1,489,853 shares of Simione common stock that were issued to the MCS shareholders pursuant to the Simione/MCS merger.


Basis of Presentation
---------------------

     The consolidated financial statements have been prepared by the Company, include the parent company and its wholly owned subsidiaries, and are unaudited (except for the December 31, 1999 balance sheet). In the opinion of management, all adjustments (which consist of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1999 appearing in the Company's Report on Form 8-K filed coincident herewith .

     Certain prior period amounts have been reclassified to conform to the 2000 financial statement presentation.

Description of Business
-----------------------

     The Company is a leading provider of integrated systems and services designed to enable home health care providers to more effectively operate their businesses and compete in the prospective payment (PPS) and managed care environments. The Company offers several comprehensive and flexible software solutions, each of which provide a core platform of software applications and which incorporate selected specialized modules based on customer demand. These software solutions are designed to enable customers to generate and utilize comprehensive financial, operational and clinical information. In addition to its software solutions and related software support services, the Company's home health care consulting services assist providers in addressing the challenges of reducing costs, maintaining quality, streamlining operations and re-engineering organizational structures, as well as assisting with regulatory compliance and merger and acquisition due diligence. The Company also provides comprehensive agency support services which include administrative, billing and collection, training, reimbursement and financial management services, among others.

Management Estimates
--------------------

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

Revenue Recognition
-------------------

     In 1998, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 31, 1997. While some principles remain the same, there are several key differences between the two pronouncements, including accounting for multiple element arrangements. Under SOP 97-2, the Company recognizes software license revenue when the following criteria are met: (1) a signed and executed contract is obtained; (2) shipment has occurred; (3) the license fee is fixed and determinable; (4) collection is probable; and (5) remaining obligations under the license agreement are immaterial. The Company sells and invoices software licenses and maintenance fees as separate contract elements, except with respect to first year maintenance for the Mestamed product which is sold in the form of a bundled turnkey system. Prices net of discounts are separately identified at the time of sale for each element. The Company has established vendor specific objective evidence related to the value of maintenance fees. The Company uses the residual value method to allocate between licenses and first year maintenance. The adoption of SOP 97-2 did not have a material impact on the Company's financial statements.

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

     Revenues for post-contract customer support are recognized ratably over the term of the support period, which is typically one year. Post contract customer support fees typically cover incremental product enhancements, "bug fixes", etc. Separate fees are charged for new modules, additional users, and migrations to different operating system platforms.

     Subsequent to system shipment, the Company frequently delivers a variety of
add-on  software  and  hardware  components.   Revenues  from  these  sales  are
recognized upon shipment.

     In addition to software licenses, software maintenance and support, and related hardware, the Company also provides computer based training CD-ROMs and a number of ancillary services including on site implementation and training, consulting and "premium" and after-hours support. Revenues from such products and services are recognized monthly as such products are delivered and such services are performed.

     Unbilled receivables typically represent revenues from ancillary services performed and earned in the current period but not billed until subsequent periods, usually within one month.

Property And Equipment
----------------------

     Property and equipment are carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period.


Software Development Expenses
-----------------------------

     SFAS No. 86 requires that software development costs incurred subsequent to the establishment of technological feasibility for the product be capitalized. The Company has no capitalized development costs as of March 31, 2000 except those developed technologies capitalized in connection with the Simione/MCS merger on March 7, 2000 as more fully described in Note 5.


Concentrations and Major Customers
----------------------------------

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

Cash Equivalents
----------------

     All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Purchased Software, Furniture and Equipment
-------------------------------------------

     Purchased software, furniture and equipment is stated at cost. Depreciation is calculated for financial reporting purposes using the straight-line method over the estimated useful lives (ranging from one to ten years) of the assets or lease term, whichever is shorter.

Intangible Assets and Long-Lived Assets
---------------------------------------

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

     The intangible assets, arising from the Simione/MCS merger, are amortized using the straight-line method over the estimated useful lives of the related assets as more fully disclosed in Note 5. The Company reviews its long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The measurement of possible impairment is based upon determining whether projected undiscounted future cash flow from the use of the asset is less than the carrying amount of the asset.

Income Taxes
------------

     The Company accounts for income taxes using the asset/liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities.

Net Loss Per Share
------------------

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

Stock Based Compensation
------------------------

     Stock options are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

Fair Value of Financial Instruments
-----------------------------------

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair value.

     Notes payable: The carrying amounts of the Company's notes payable approximates their fair value.

Recently Adopted Accounting Standards
-------------------------------------

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

Discontinued Operations
-----------------------

     The discounted operations reported in the Company's results of operations for the three months ended March 31, 1999 related to MCS's Profitworks segment which was distributed to Mestek on September 1, 1999.


NOTE 2 - MERGER

     On March 7, 2000, MCS completed the merger with Simione Central Holdings, Inc. (Simione). Simione issued approximately 1.5 million shares of common stock to MCS stockholders in exchange for all of the outstanding shares of MCS common stock. This number of shares has been adjusted to reflect a one-for-five reverse stock split that was completed immediately prior to the merger. In connection with the closing of the merger, Mestek invested $6 million in Simione in exchange for 5.6 million shares of Series B preferred stock and warrants to purchase 400,000 shares of Simione common stock. Additional information on the merger is included in Simione's Registration Statement on Form S-4 (Registration No. 333-96529).

     Pro-forma un-audited results assuming the merger took place as of January 1, 1999, and further assuming that the acquisition of CareCentric by Simione on August 12, 1999 took place on January 1, 1999, are as follows:


                                        For Three Months Ended March 31,
                                        --------------------------------
                                        2000                     1999
                                        ----                     ----
Net revenues                           $  8,011,000         $ 13,996,000
Net income (loss)                      $ (2,445,000)        $   (596,000)
Net income (loss) per share - basic    $      (0.63)        $      (0.15)
Net income (loss) per share - diluted  $      (0.63)        $      (0.15)


NOTE 3 - INVENTORIES

     Inventories consist principally of computer equipment held for resale and related operating system licenses. Inventories are valued at the lower of cost or market.


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                                   DEPRECIATION
                                   March 31,      DECEMBER 31,     ESTIMATED
                                    2000            1999           USEFUL LIVES
                                    ----            ----           ------------

     Furniture and Fixtures        $1,475,000       $315,000       10 years
     Computer equipment             5,807,000      1,483,000       5 years
                                   ----------      ---------       -------------
                                    7,282,000      1,798,000

     Accumulated depreciation      (4,914,000)      (878,000)
                                   -----------     ----------
                                   $2,368,000       $920,000
                                   ===========     ==========


NOTE 5 - INTANGIBLE ASSETS

Intangible assets at March 31, 2000 consisted of the following:


                                     Accumulated                    Amortization
                        Cost         Amortization   Net Book Value  Period
                        ----         ------------   --------------  ------
Developed technology    $10,650,000  ($104,000)     $10,546,000     8 years
Assembled workforce       2,300,000    (38,000)       2,262,000     5 years
Customer Base             1,700,000    (16,000)       1,684,000     9 years
Goodwill                 12,151,000   (136,000)      12,016,000     7 years
                        ---------------------------------------
     Total              $26,801,000  ($294,000)     $26,508,000

     Amortization of the above intangible assets will reduce operating income (or increase operating losses) by approximately $3.1 million in the year 2000.

NOTE 6 - INCOME TAXES

     At December 31, 1999,  Simione  Central  Holdings,  Inc. has  approximately
$15.3 million of net operating losses for income tax purposes available to offset future taxable income. Such losses expire beginning in 2010 and may be subject to certain limitations arise from the change in ownership resulting from the merger on March 7, 2000. A valuation allowance reducing the net deferred tax assets to zero has been recorded based on management's assessment that it is "more likely than not" that this net asset is not realizable as of March 31,2000.

     The Company's actual income tax expense (benefit) for the three months ended March 7, 2000 differs from the "expected" amount (computed by applying the US Federal corporate income tax rate of 35% to the loss before income taxes) due to the fact that the portion of the loss arising after March 7, 2000, the date of the Simione/MCS merger, can not be assured of generating a federal income tax benefit in the future.


NOTE 7 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

                                      March 31, 2000          December 31, 1999
                                      --------------          -----------------
Short Term:
Note Payable - David O. Ellis             $250,000
Loan and Security Agreement            $ 2,480,000                   -
                                      ==============

Long Term:
Notes Payable - Barrett C. O'Donnell   $   750,000                   -
                                      ==============

     On September 9, 1999, Simione Central Holdings, Inc. (Simione) entered into a $5 million Loan and Security Agreement (Line of Credit) with a commercial bank under which substantially all of its assets were pledged as security. Availability under the Line of Credit was based upon a mathematical formula applied to trade receivables. When the Simione/MCS merger was completed on March 7, 2000, the Company succeeded to the obligations of Simione under the Line of Credit and substantially all of the Company's assets are pledged as security for the Line of Credit. Unused availability under the Line of Credit was $778,000 at March 31, 2000. Borrowings under the Line of Credit accrue interest at prime plus 2. On April 13, 2000, the Company executed a Loan Modification Agreement relative to the Line of Credit which requires the Company to limit its net losses to certain amounts for each quarterly period in the year 2000 and further requires the Company to obtain not less than $3,000,000 in additional capital prior to June 15, 2000.

     On November 11, 1999, Simione Central Holdings, Inc. borrowed $500,000 from Barrett C. O'Donnell and $250,000 from David O. Ellis, both on an unsecured basis, and executed promissory notes in connection therewith. When the Simione/MCS merger was completed on March 7, 2000, the Company succeeded to these obligations. The Note Payable to Mr. O'Donnell bears interest at 9.0%, matures on May 11, 2002, and is subject to certain other provisions. The note payable to Dr. Ellis bears interest at 9.0%, matures on August 15, 2000, and is also subject to certain other provisions. Dr. Ellis and Mr. O'Donnell are directors of the Company.

     The Company is obligated under a number of capital lease obligations originally entered into by Simione Central Holdings, Inc. related to computer equipment formerly used in Simione's business. (see Note 8 - Commitments and Contingencies).

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     In February 2000, NASDAQ informed Simione that the merger with MCS, Inc., a wholly owned subsidiary of Mestek, Inc., was a change of control that would require Simione to apply for a new listing on the NASDAQ market. The new listing requirements included a bid price which was higher than the then quoted price on the NASDAQ market. If the Company could not meet that requirement, among others, for a new listing, the Company's stock would become delisted. In response, the Company has filed an appeal with NASDAQ, for which a decision from NASDAQ has not yet been received, and with shareholder approval, completed a one for five reverse stock split to effect a higher bid price. The Company continues to work with NASDAQ to meet the requirements to be listed on the NASDAQ SmallCap Market, including waiver of certain voting rights granted to Mestek on the Series B Preferred Stock to comply with NASDAQ's Voting Rights Policy. The Company will promptly report any final ruling from NASDAQ on the listing of the Company's stock.

     The Company is engaged in various other legal and regulatory proceedings arising in the normal course of business which management believes will not have a material adverse effect on its financial position or results of operations.

     The Company remains liable for certain settlement costs of approximately $1.4 million payable to IBM for the early cancellation of the Company's service agreement with IBM for services provided to a former customer of Simione Central Holdings, Inc. These costs are part of claims for reimbursement under a still active legal dispute. In addition, the Company may be liable for up to $1.0 million in related fees for services. The Company does not expect that the resolution of these matters will have a material adverse impact upon its financial condition or results of operations.


NOTE 9 - SEGMENT RESULTS

     The Company has two reportable segments: product related, and consulting. The Company's product related segment sells comprehensive and flexible software solutions and services to enable home health care providers to more effectively operate their businesses and compete in prospective payment (PPS) and managed care environments. The consulting segment assists home health care providers in addressing the challenges of reducing costs, maintaining quality, streamlining operations and re-engineering organizational structures, as well as assisting with regulatory compliance and assisting with merger and acquisition due diligence.

     The Company evaluates performance and allocates resources based on profit or loss from operations, not including gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those used for the consolidated financial statements. The revenues, operating losses and assets of the Company by business segment are as follows:

                                                  Three Months Ended
                                        March 31, 2000           March 31, 1999
                                        --------------           --------------
Revenues
     Product related                    $    3,534,000          $    4,041,000
     Consulting                                466,000                       -
                                        ---------------         ----------------
           Total                        $    4,000,000          $    4,041,000
                                        ===============         ================

Cost of sales
     Product related                    $    2,122,000          $    2,407,000
     Consulting                                425,000                       -
                                       ----------------         ----------------
          Total                         $    2,547,000          $    2,407,000
                                       ================         ================

Research and development
     Product Related                    $      711,000          $      396,000
                                       ================         ================

Depreciation and amortization
     Product Related                    $      389,000          $       56,000
     Consultation                       $       37,000                       -
                                       ----------------         ----------------
          Total                         $      426,000          $       56,000
                                       ================         ================

Net income (loss) from
Continuing Operations
     Product related                    $    (1,090,000)        $       84,000
     Consulting                                  40,000                      -
                                       -----------------        ----------------
          Total                         $    (1,050,000)        $       84,000
                                       =================        ================

Assets
     Product related                    $    37,120,000         $    6,696,000
     Consulting                               5,101,000                      -
                                        ----------------        ----------------
Total                                   $    42,221,000         $    6,696,000
                                       ================         ================


     The Net Income (Loss) from continuing operations reported above has been effected by non-cash depreciation and amortization changes as reported above.


NOTE 10 - SHAREHOLDERS' EQUITY

     Subsequent to the Simione/MCS Merger on March 7, 2000, the Company's Shareholders' Equity (all on a split adjusted basis) is comprised of the following:

     Common Shares - 20,000,000 shares authorized, $.001 par value, 3,853,305 shares issued and outstanding. 1,489,853 of such shares were issued on March 7, 2000 to the former MCS common shareholders. 606,904 of such shares were issued on March 7, 2000 to the former holders of Simione Central Holdings, Inc. Series A Preferred Stock, which shares were converted into Simione common shares in connection with the merger. If the value of the Company's common stock does not equal $15.00 per share on or prior to December 31, 2000, the Company is required to issue up to an additional 606,904 common shares to the former holders of the Series A Preferred Stock to the extent of the price deficiency or, alternatively, to pay the cash equivalent.

     Series B Preferred Stock - 10,000,000 shares authorized $.001 per value, 5,600,000 shares issued. The Series B Preferred Shares are held by Mestek, Inc. and were issued in consideration of $6,000,000 paid to Simione Central Holdings, Inc. on March 7, 2000, in the form of cash and debt forgiveness. The Series B Preferred shares carry 2,240,000 common share votes (on a split adjusted basis) and are entitled to a 9% cumulative dividend, among other rights which are described in greater detail in Appendix B to the Simione Central Holdings, Inc.-MCS, Inc. Joint Proxy Statement issued in connection with the merger.

     Series C Preferred Stock - 10,000,000 shares authorized, $.001 per value, 850,000 shares issued. The Series C Preferred Shares are held by Mestek, Inc. and resulted from the conversion of a pre-existing $850,000 convertible note payable to Mestek, Inc. The Series C Preferred Shares carry 170,000 common share votes (on a split adjusted basis) and are entitled to an 11% cumulative dividend among other rights which are described in greater detail in Appendix F to the Simione Central Holdings, Inc.-Mestek, Inc. Joint Proxy Statement issued in connection with the merger.

     Common Stock Warrants - In connection with the issuance of the Series B Preferred Stock described below, Mestek, Inc. received warrants to acquire 400,000 Simione Common Shares at a per share exercise price equal to $10.875. The aforementioned shares and per share prices are all on a split adjusted basis.

     Stock Options - The Company has established several stock option plans, under which the Company has granted options to purchase an aggregate of 352,646 shares (on a split adjusted basis) of common stock as of May 5, 2000. Options granted under Simione's 1997 Omnibus Equity-based Incentive Plan must have an exercise price not less than the fair market value at the date of grant. Of the options granted, 56,885 were exercised prior to December 31, 1999 and 4,628 have been cancelled as of May 5, 2000. Of the remaining 291,133 options, 258,528 are vested as of May 5, 2000 and 197,170 are exercisable as of that date. The exercise prices range from $7.50 to $55.75, both on a split adjusted basis.

     In connection with the Simione/MCS merger on March 7, 2000, Mestek was granted a series of options to purchase a total of approximately 388,742 shares of common stock (on a split adjusted basis). These options are exercisable only to the extent that outstanding Simione options, warrants or other conversion rights are exercised. These options were designed to prevent dilution of Mestek, Inc.'s ownership interest in the Company after the merger. As options, warrants and other common rights are cancelled, Mestek's option rights are correspondingly reduced.


NOTE 11 - RELATED PARTY TRANSACTIONS

     Gateway LLC, a company owned in part by a prior Chief Executive Officer of Simione Central Holdings, Inc. (Simione) and another officer of Simione, leases an office facility to the Company under the terms of an agreement, which expires December 31, 2001. Gateway LLC sold the lease to a third party in August of 1998.

     A shareholder and executive officer of the Company is a partner in an entity that leases an office facility to the Company under an operating lease that expires in December 2002. Annual rental payments under this lease are approximately $136,000 per year through 2002.

     The Company has subleased certain space to Healthfield, Inc. which has a significant shareholder who was a former member of the board of directors of the Company.

     Certain relatives of William Simione, Jr. and Robert Simione manage a certified public accounting business which performs services for the Company in conjunction with services performed for customers of Simione.

     R. Bruce Dewey remains a Senior Vice President of Mestek while performing his duties as Chief Executive Officer, President and director of the Company. Stephen M. Shea remains Senior Vice President and CFO of Mestek, Inc. while performing his duties as Chief Financial Officer of the Company. The Company has two notes outstanding to directors. These notes are described at Note 7 to these financial statements.

NOTE 12 - LICENSE AGREEMENTS

     The Company licenses certain software products from third parties for incorporation in, or other use with, its products and is obligated to pay license fees in connection with such products. The Company sublicenses such products to its customers and collects fees in connection with such sublicensees.


NOTE 13 - SUBSEQUENT EVENTS

     On May 17, 2000 the Company announced that it had received a commitment from a commercial bank for a $6.0 million line of credit which the Company expects to use to replace its existing commercial bank line of credit, as more fully described in Note 7. It is expected that the new commercial bank line of credit will be guaranteed by Mestek, Inc. The specific terms and conditions of the new line of credit have not been finalized as of May 18, 2000.

     On April 12, 2000 the Company received from John E. Reed, Chairman and CEO of Mestek, Inc. a proposal under which Mr. Reed would contribute up to $7.0 million in new capital to the Company. The Company expects that this investment will take the form of $1.0 million of convertible preferred stock and a $6.0 million line of credit in the form of convertible notes. The specific terms and conditions of the agreements and instruments necessary to the closing of the convertible notes and the preferred stock issuance have not been finalized as of May 18, 2000.

     Based on the foregoing, the Company believes that it will have sufficient capital to meet its day to day working capital needs in the year 2000 as well as fund its various product development initiatives during this period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and are subject to the safe harbor created by such sections. When used in this report, the words "believe", "anticipate", "estimate", "expect", and similar expressions are intended to identify forward-looking statements. The Company's future financial performance could differ significantly from that set forth herein, and from the expectations of management. Important factors that could cause the Company's financial performance to differ materially from past results and from those expressed in any forward looking statements include, without limitation, the inability to close the transactions required to obtain the additional capital resources described herein, variability in quarterly operating results, customer concentration, product acceptance, long sales cycles, long and varying delivery cycles, the Company's dependence on business partners, emerging technological standards, risks associated with acquisitions and the risk factors detailed in the Company's Registration Statement on Form S-4 (File No. 333-96529) and in the Company's periodic reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

Liquidity and Capital Resources
-------------------------------

     On April 12, 2000, the Company received a letter from John E. Reed, Chairman and CEO of Mestek, Inc. which outlined a proposal under which Mr. Reed would contribute up to $7.0 million in new capital to the Company. The Company expects that this will take the form of $1.0 million of convertible preferred stock and a $6.0 million line of credit in the form of convertible notes. The specific terms of the convertible notes and the preferred stock issue have not been finalized as of May 18, 2000.

     The Company announced on May 17, 2000 that it had received a commitment from a commercial bank for a $6.0 million line of credit which the Company expects to use to replace its existing bank line of credit. The specific terms and conditions of the new bank line of credit are not yet finalized as of May 18, 2000. It is expected that the new bank line of credit will be guaranteed by Mestek, Inc. and will afford the Company substantially more availability than is available under its present line of credit.

     Based on the foregoing, the Company believes that it will have sufficient capital to meet its day to day working capital needs in the year 2000 as well as fund its various product development initiatives during this period.

     Prior to the Simione/MCS merger on March 7, 2000, MCS was a wholly owned subsidiary of Mestek, Inc. As such, its day to day working capital needs were historically met through borrowings from the parent company recorded in an open intercompany account. MCS's access to this line of credit was terminated on March 7, 2000.

     In September of 1999 Simione Central Holdings, Inc. ("Simione") obtained a $5 million line of credit from a commercial bank. Simione's trade accounts receivables were pledged as security for this line of credit. Accessibility under the line of credit was based upon a mathematical formula applied to such trade receivables. The line of credit is further secured by a lien on substantially all of the assets of Simione. When the merger with MCS was completed on March 7, 2000, the merged company succeeded to the obligations of Simione under the line of credit and the trade receivables of MCS became available as additional security under the line of credit which correspondingly increased the amount available under the line. As of March 31, 2000, the Company owed $2,480,000 under the line of credit agreement. Additional availability at that date under the line was $778,000. On April 13, 2000, the Company executed a Loan Modification Agreement relative to the line of credit which requires the Company to limit its net losses to certain amounts for each quarterly period in the year 2000 and further requires the Company to obtain not less than $3.0 million in additional capital prior to June 15, 2000. In November of 1999 Simione received an aggregate of $1.6 million of loans from Mestek, Inc. ($850,000)and from two stockholders, Barrett C. O'Donnell and David Ellis ($750,000), to fund operating needs and to continue the execution of product strategies in the fourth quarter of 1999. The $850,000 loan from Mestek was converted into newly issued Series C

Preferred Stock of Simione at the closing of the merger on March 7, 2000. The loans from O'Donnell and Ellis have various terms and maturities and remain outstanding at March 31, 2000.


Background
----------

     The Company is a leading provider of integrated systems and services designed to enable home health care providers to more effectively operate their businesses and compete in the prospective payment (PPS) and managed care environments. The Company offers several comprehensive and flexible software solutions, each of which provide a core platform of software applications and which incorporate selected specialized modules based on customer demand. These software solutions are designed to enable customers to generate and utilize comprehensive financial, operational and clinical information. In addition to its software solutions and related software support services, the Company's home health care consulting services assist providers in addressing the challenges of reducing costs, maintaining quality, streamlining operations and re-engineering organizational structures. The Company also provides comprehensive agency support services which include administrative, billing and collection, training, reimbursement and financial management services, among others.

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

     The Company believes that continued enhancement of its software systems is critical to its future success, and anticipates that investment in existing and new products will continue as needed to support the Company's product strategies. Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. For the three months ended March 31, 2000 and 1999, the Company did not capitalize any computer software development costs.

Backlog
-------

     The Company had backlog associated with its software of approximately $3.2 million and $1.8 million on March 31, 2000 and December 31, 1999, respectively, including in both cases the products of MCS and Simione. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees and professional services. The length of time required to complete an implementation depends on many factors outside the control of the Company, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete the implementation process. As a result, the Company may be unable to predict accurately the amount of revenue it will recognize in any period and therefore can make no assurances that the amounts in backlog will be recognized in the next twelve months.

Results of Operations
---------------------

Net Revenues. Total net revenues for the three months ended March 31, 2000 remained relatively flat at $4.0 million as compared to the three months ended March 31, 1999. The three months ended March 31, 2000 include the operations of Simione from March 7, 2000 to March 31, 2000, and the operations of MCS for the full three months. The financial statements for March 31, 1999 include only the operations of MCS. The addition of Simione revenues for the period March 8 through March 31, 2000 was offset by an approximately $1.3 million reduction in revenue at MCS in the first quarter. This reduction was attributable to reduced bookings of software and equipment sales in the final quarter of 1999 (for delivery first quarter 2000). The Company believes this to be the result of uncertainties in the marketplace resulting from the pending Simione/MCS merger as well as customer concerns related to year 2000 functionality. If the historical operations of Simione and MCS were arithmetically combined for the three month period ended March 31, 2000, revenues would have been $8.0 million for the three months ended March 31, 2000.

Cost of Revenues. Total cost of revenues increased approximately $140,000, or 6%, to $2.5 million for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase is principally the result of changes in product mix and cost structure with the addition of Simione after March 7, 2000. As a percentage of total net revenues, total costs of revenues increased to 63.7% for the three months ended March 31, 2000 from 59.6% for the three months ended March 31, 1999. If the historical operations of Simione and MCS were arithmetically combined for the three month period ended March 31, 2000, cost of revenues would have been $4.8 million or 60.0% for the three months ended March 31, 2000.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended March 31, 2000 increased $770,000 to $1.9 million as compared to the three months ended March 31, 1999. This increase is principally attributable to the addition of Simione after March 7, 2000. As a percentage of total net revenues, selling, general and administrative expenses were 47.0% for the three months ended March 31, 2000 compared with 27.4% for the three months ended March 31, 1999. The increase as a percent of revenue is primarily attributable to the addition of Simione, the fixed nature of these costs and reduced sales at MCS. If the historical operations of Simione and MCS were arithmetically combined for the three month period ended March 31, 2000, selling, general and administrative expenses would have been $4.2 million or 51.9% for the three months ended March 31, 2000.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2000 increased $315,000, or 79%, as compared to the three months ended March 31, 1999. As a percentage of total net revenues, these expenses increased to 17.8% for the three months ended March 31, 2000, from 9.8% for the three months ended March 31, 1999. The increase in expenses and the increase in percentage of total net revenues is principally due to the addition of Simione after March 7, 2000 and reduced sales levels at MCS. If the historical operations of Simione and MCS were arithmetically combined for the three month period ended March 31, 2000, research and development expenses would have been $1.5 million or 18.6% for the three months ended March 31, 2000.

Other Income (Expense). Interest expense for the three months ended March 31, 2000 relates primarily to borrowings under the Company's line of credit agreement and capital lease obligations. The Company was a wholly owned subsidiary of Mestek, Inc. during the quarter ended March 31, 1999 and accordingly reported no interest expense during this period. The Company expects its interest expense to increase during the remainder of 2000 due to increased borrowings and the impact of recent increases in the prime lending rate.

Income Taxes. At December 31, 1999, the Simione Central Holdings Inc. (Simione) had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $15.3 million, which will expire at various dates beginning in 2010, if not utilized. Simione also has research and development and alternative minimum tax credits ("tax credits") of approximately $90,000 available to reduce future income tax liabilities. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL and tax credit carryforwards may be limited as to their utilization subsequently to the Simione/MCS merger on March 7, 2000. The Company has concluded that it is more likely than not that these

NOLs and tax credit carryforwards will not be realized based on a weighing of evidence at March 31, 2000, and as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

Impact of New Accounting Standards
----------------------------------

     In 1998, the Financial and Accounting Standards Board issued SFAS No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for the Company's fiscal year ending December 31, 2001. The Company's management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's position or results of operations.

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings.
     --------------------------

     Neither the Company nor any of its subsidiaries is currently a party to any legal proceedings which would be material to the business or financial condition of the Company on a consolidated basis. Simione Central Holdings, Inc. ("Simione") was, however, served on July 17, 1997 with an administrative subpoena issued by the United States Department of Health and Human Services, Office of Inspector General. In connection with that subpoena, the Department of Justice had advised Simione that aspects of Simione's past relationship with affiliates of Columbia/HCA Healthcare Corporation were within the scope of an ongoing grand jury investigation. Simione's relationship with Columbia/HCA arose based on the sale in October of 1996 to Columbia/HCA of Central Health Holding Company, Inc, the former parent company of Central Health Management Services, Inc., a predecessor company of the Company. At the time of such sale, Simione entered into a number of contracts to provide information systems and outsourcing services to Columbia/HCA. In late 1999, the Justice Department confirmed to the Company that neither the Company, nor any of its officers, directors or employees, were a target in the investigation.

     Simione was one of several defendants named in a "whistleblower" lawsuit related to alleged Medicare fraud filed under the False Claims Act in the Northern District of Georgia (U.S. ex rel. McLendon v. Columbia/HCA Healthcare Corp., et al., No. 97-VC-0890 (N.D. Ga.)). The lawsuit involves claims that Simione allegedly participated in a conspiracy with Columbia/HCA and other third parties to bill inflated and fraudulent claims to Medicare. The Company has learned that the Justice Department has elected not to join in the claims asserted against Simione by Donald McLendon, who is a former employee of an unrelated service provider to Columbia/HCA. Although the Justice Department joined the suit with regard to other defendants, it specifically declined to intervene with regard to Simione. The Company has had indications that Mr. McLendon may still pursue "whistleblower" claims against the Company directly. The Company does not believe that any of these claims, if asserted against the Company, will have any material effect on the Company's overall business or financial condition. In the event these claims are asserted, Simione intends to vigorously defend against them.

     The Company remains liable for certain settlement costs of approximately $1.4 million payable to IBM for the early cancellation of the Company's service agreement with IBM for services provided to a former customer of Simione Central Holdings, Inc. These costs are part of claims for reimbursement under a still active legal dispute. In addition, the Company may be liable for up to $1.0 million in related fees for services. The Company does not expect that the resolution of these matters will have a material adverse impact upon its financial condition or results of operations.


     Item 2. Change in Securities.
     -----------------------------

     In March 2000 in connection with the Simione/MCS merger, the Company issued
5.6 million shares of Series B preferred stock, 850,000 shares of Series C preferred stock and warrants to acquire 400,000 shares of common stock to Mestek. In issuing the warrants and shares without registration, the Company relied on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

     Item 3. Defaults Upon Senior Securities.
     ----------------------------------------

     None

     Item  4.   Submission   of   Matters  to  a  Vote  of   Security   Holders.
     ---------------------------------------------------------------------------


     On March 7, 2000 the Annual Meeting of Stockholders of Simione Central Holdings, Inc. was held. Stockholders present in person or by proxy representing 7,513,268 shares of common stock were represented at the meeting.

     Six Directors of the Company were duly elected to hold office until the next Annual Meeting of Stockholders or until successors have been duly elected. The elected Directors and the voting results were as follows:

                    Name                     Affirmative Votes    Withheld Votes
                    ----                     -----------------    --------------

                    Barrett C. O'Donnell          6,944,123           569,145
                    James A. Gilbert              6,972,947           540,321
                    Dr. David O. Ellis            6,972,947           540,321
                    William J. Simione, Jr.       6,601,501           911,761
                    Jesse I. Treu                 6,972,947           540,321
                    Daniel J. Mitchell            6,972,947           540,321

     The Stockholders were also asked to vote on seven additional matters, as follows:

* the proposal to adopt the merger agreement and merge MCS with and into Simione;

* approval of the conversion of the Series A Preferred Stock into shares of Simione common stock;

* an increase in the number of shares available for issuance under the 1997 SCHI Omnibus Equity-based Incentive Plan from 1,250,000 shares to 2,250,000 shares (not adjusted for the reverse stock split);

* the proposal to authorize the board of directors to amend Simione's certificate of incorporation to effect a reverse stock split of Simione's common stock;

* the proposal to amend Simione's certificate of incorporation to increase the number of authorized shares of common stock from 20 million shares to 40 million shares if the reverse stock split is not approved and completed; and

* approval of a proposal to adjourn the meeting if more time is needed to solicit proxies.

The voting results for these six matters were as follows:


                              Votes For       Votes against      Votes abstained
                              ---------       -------------      ---------------
1.  Merger proposal           4,542,489           164,095             3,970
2.  Series A conversion       4,005,078           695,063            10,413
3.  Increase in plan shares   3,936,078           750,851            23,625
4.  Reverse stock split       7,170,048           333,533             9,687
5.  Amendment to certificate  6,787,263           696,053            29,952
6.  Adjourn meeting           4,407,359           298,637             4,558

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

10.2(3) Shareholder Voting Agreement by and among the Company, CareCentric Agent, and Mestek, Inc.

10.3* Warrant to Purchase Common Stock dated March 7, 2000 by and between the Company and Mestek, Inc.

27.1*          Financial Data Schedule (for SEC use only).

_____________________________

*Filed herewith.


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

(2) Incorporated herein by reference to Exhibit 2.1 to the Form 10 of MCS, Inc. (File No. 000-27829) filed on October 26, 1999.

(3) Incorporated by reference to the Registrants Current Report on Form 8-K dated as of August 12, 1999.

(b)  Reports on Form 8-K:

The Company filed a Report on Form 8-K dated February 29, 2000 on the status of its listing on Nasdaq.

The Company filed a Report on Form 8-K dated March 8, 2000 reporting the completion of its merger with MCS, Inc., the one-for-five reverse stock split, the change of control related to the merger and a series of other transactions, and other matters considered at the March 7, 2000 stockholders meeting.

The Company filed a Report on Form 8-K on March 30, 2000 reporting on its 1999 financial results and its Enterprise Application Partnership Licensing Agreement with Confer Software.

The Company filed a Report on Form 8-K/A dated May 18, 2000, reporting the audited financial statements of MCS, Inc. as of December 31, 1999 and 1998 and the pro forma combined financial statements of Simione and MCS as of December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SIMIONE CENTRAL HOLDINGS, INC.



Dated: May 22, 2000                      By: /s/ Steve Shea
                                            ------------------------------------
                                            STEVE SHEA
                                            Senior Vice President - Finance and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

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

10.2(3) Shareholder Voting Agreement by and among the Company, CareCentric Agent, and Mestek, Inc.

10.3* Warrant to Purchase Common Stock dated March 7, 2000 by and between the Company and Mestek, Inc.

27.1*          Financial Data Schedule (for SEC use only).

_____________________________

*Filed herewith.




1237806v3