Form 10-Q
period 2000-06-30
SIMIONE CENTRAL HOLDINGS INC
filed 2000-08-11
CIK 896157

FORM 10-Q
                             -----------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE PERIOD ENDED JUNE 30, 2000

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________  to ____________


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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                Outstanding at
        Class                                   7/31/2000
        -----                                   ---------

        COMMON STOCK, $.001 PAR VALUE           3,849,816 SHARES

                         SIMIONE CENTRAL HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - June 30, 2000 (unaudited) and December 31, 1999 (audited).

          Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 2000 and 1999 (unaudited).

          Consolidated Statements of Shareholders' Equity - Six Months Ended June 30, 2000 (unaudited).

          Consolidated Statements of Cash Flows - Three Months and Six Months Ended June 30, 2000 and 1999 (unaudited).

          Notes  to   Consolidated   Financial   Statements   -  June  30,  2000
          (unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K



                                   SIGNATURES
                                   ----------

                         SIMIONE CENTRAL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                     JUNE 30,            DECEMBER 31,
                                                    ---------------    -----------------
                                                       2000                  1999
                                                    ---------------    -----------------
                                                    (UNAUDITED)           (AUDITED)

             ASSETS

 Current assets:
     Cash and cash equivalents                       $   1,999,000         $     47,000
     Accounts receivable, net of allowance
     for doubtful accounts of $518,000 and
       and $166,000 respectively                         8,610,000            4,329,000
     Prepaid expenses and other current assets             845,000              273,000
                                                    ---------------    -----------------
       Total current assets                             11,454,000            4,649,000

Purchased software, furniture and equipment,
net                                                      2,241,000              920,000
Intangible assets, net                                  25,563,000                    -
Other assets                                               293,000            1,127,000
                                                    ---------------    -----------------
       Total assets                                  $  39,551,000        $   6,696,000
                                                    ===============    =================


             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Line of credit                                  $   1,413,000          $         -
     Notes Payable                                       1,900,000                    -
     Accounts payable                                    2,294,000            1,137,000
     Accrued compensation expense                          621,000              393,000
     Accrued liabilities                                 6,901,000            1,334,000
     Customer deposits                                   2,367,000              419,000
     Unearned revenues                                   5,887,000            2,908,000
                                                    ---------------    -----------------
       Total current liabilities                        21,383,000            6,191,000

Accrued liabilities, less current portion                1,021,000                    -

Notes payable long-term                                    500,000                    -

Commitments and contingencies

Shareholders' equity:
Preferred Stock; 10,000,000 shares authorized
     Series B Preferred, $.001 par value;
       5,600,000  issued and outstanding                     5,000                    -
     Series C Preferred, $.001 par value;
       850,000  issued and outstanding                       1,000                    -
     Series D Preferred, $.001 par value;
       398,000  issued and outstanding                           -                    -
     Common stock, $.001 par value; 20,000,000
     shares authorized;
       3,850,000 shares issued and outstanding at
       June 30, 2000
       1,490,000 shares issued and outstanding at
       December 31, 1999                                     4,000                1,000

     Additional paid-in capital                         21,071,000            1,260,000
     Stock warrants                                      1,000,000                    -
     Accumulated deficit                                (5,434,000)            (756,000)
                                                    ---------------    -----------------
       Total shareholders' equity                       16,647,000              505,000
                                                    ---------------    -----------------

       Total liabilities and shareholders'equity     $  39,551,000        $   6,696,000
                                                    ===============    =================


See notes to consolidated financial statements.
The above financial statements reflect the fact that for accounting purposes MCS, Inc. is deemed to have acquired Simione Central Holdings, Inc. on March 7, 2000, the date of the merger, as more fully explained in Notes 1 and 2 to the Consolidated Financial Statements.

                                              SIMIONE CENTRAL HOLDINGS, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                  THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                              -----------------------------------     ------------------------------------
                                                   2000                1999                2000                 1999
                                              ---------------     ---------------     ----------------     ---------------
Net revenues:                                     $6,257,000         $ 4,682,000         $ 10,258,000         $ 8,722,000

Costs and expenses:
    Cost of revenues
                                                   3,954,000           2,923,000            6,501,000           5,330,000
    Selling, general and administrative            2,807,000           1,114,000            4,259,000           2,167,000
    Research and development                       1,780,000             135,000            2,491,000             531,000
    Amortization and depreciation                  1,183,000              56,000            1,610,000             113,000
                                              ---------------     ---------------     ----------------     ---------------
         Total costs and expenses                  9,724,000           4,228,000           14,861,000           8,141,000
                                              ---------------     ---------------     ----------------     ---------------

    (Loss) income from operations                 (3,467,000)            454,000           (4,603,000)            581,000

Other (expense) income:
    Other (expense) income                                 -                   -               (6,000)                  -
    Interest expense                                (189,000)                  -             (266,000)                  -
    Interest and other income                         28,000               6,000               40,000              15,000
                                              ---------------     ---------------     ----------------     ---------------
Net (loss)  income before taxes                   (3,628,000)            460,000           (4,835,000)            596,000
                                              ---------------     ---------------     ----------------     ---------------

    Income tax benefit (expense)                            -           (178,000)              157,000           (231,000)

                                              ---------------     ---------------     ----------------     ---------------
Net  (loss) income from continuing
operations                                        (3,628,000)            282,000            (4,678,000)           365,000
                                              ---------------     ---------------     =================    ===============
Discontinued operation
    Income from operations of discontinued
         segment before taxes                              -              69,000                     -             197,000

    Applicable tax expense                                 -              27,000                     -              77,000

Net income from operations of discontinued    ---------------     ---------------     ----------------     ---------------
     segment                                               -              42,000                     -             120,000
                                              ---------------     ---------------     ----------------     ---------------
       Net  (loss) income                        $(3,628,000)          $ 324,000         $ (4,678,000)           $ 485,000
                                              ===============     ===============     ================     ===============

Net (loss) income per share - basic and
diluted
    From continuing operations                     $   (0.94)          $    0.19           $    (1.57)           $    0.24
                                              ===============     ===============     ================     ===============
Weighted average common shares -
    basic and diluted                              3,850,000           1,490,000            2,983,000            1,490,000
                                              ===============     ===============     ================     ===============
Net (loss) income per share - basic and
diluted
    From discontinued operations                    $      -           $    0.03             $      -           $    0.08
                                              ===============     ===============     ================     ===============
Weighted average common shares -
    basic and diluted                              3,850,000           1,490,000            2,983,000           1,490,000
                                              ===============     ===============     ================     ===============
Net (loss) income per share - basic and
diluted
    From discontinued operations                   $   (0.94)          $    0.22           $    (1.57)           $    0.33
                                              ===============     ===============     ================     ===============
Weighted average common shares -
    Basic and diluted                               3,850,000          1,490,000            2,983,000            1,490,000
                                              ===============     ===============     ================     ===============


See notes to consolidated financial statements.
The above financial statements reflect the fact that for accounting purposes MCS, Inc. is deemed to have acquired Simione Central Holdings, Inc. on March 7, 2000, the date of the merger, as more fully explained in Notes 1 and 2 to the Consolidated Financial Statements.

                                                           SIMIONE CENTRAL HOLDINGS, INC.
                                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                      FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                          Common                Preferred                   Additional                     Total
                                    -----------------     -------------------                Paid-In    Accumulated    Shareholders'
                                    Shares      Stock      Shares      Stock     Capital    Warrants      Deficit         Equity
                                    -----------------     -------------------  ----------- ----------- -------------- --------------
Balance at December 31,                        $1,000                 $    -   $ 1,260,000              $   (756,000)    $  505,000
1999                                 1,000                      -

MCS, Inc. shares
eliminated in merger                (1,000)    (1,000)                                                                       (1,000)


Simione Central Holdings, Inc.
Shares post merger, $.001
par value                        3,850,000      4,000           -          -    19,811,000    1,000,000                  20,815,000


Issuance of $.001 par value
preferred stock in connection
with merger                              -          -   6,450,000      6,000                                        -         6,000
Series B, 5,600,000 shares
Series C,  850,000 shares
Series D,  398,000 shares
                                                                           -

Net loss
                                         -          -           -          -             -            -   (4,678,000)    (4,678,000)
                                ---------- ---------- ----------- ----------   -----------  -----------  ------------  -------------

Balance at June 30, 2000         3,850,000     $4,000   6,450,000     $6,000   $21,071,000   $1,000,000  $(5,434,000)   $16,647,000
                                ========== ========== =========== ==========   ===========  ===========  ============  =============



See notes to consolidated financial statements.
The above financial statements reflect the fact that for accounting purposes MCS, Inc. is deemed to have acquired Simione Central Holdings, Inc. on March 7, 2000, the date of the merger, as more fully explained in Notes 1 and 2 to the Consolidated Financial Statements.

                         SIMIONE CENTRAL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                           SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------------
                                                             2000              1999
                                                        ----------------   --------------

    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                      $ (4,678,000)        $485,000

    ADJUSTMENTS TO RECONCILE NET LOSS
    TO NET CASH USED IN OPERATING ACTIVITIES:
       Provision for doubtful accounts                          352,000                -
       Amortization and depreciation                          1,610,000          113,000

    CHANGES IN ASSETS AND LIABILITIES, NET OF
    ACQUISITIONS:
       Accounts receivable                                     (870,000)        (387,000)
       Prepaid expenses and other current assets                 15,000          (30,000)
       Other assets                                            (136,000)               -
       Accounts payable                                        (873,000)        (147,000)
       Accrued compensation expense                             (82,000)        (284,000)
       Accrued liabilities                                     (683,000)         551,000
       Customer deposits                                        819,000         (128,000)
       Unearned revenues                                      1,612,000           38,000
                                                        ----------------   --------------
            Net cash provided by (used in)
            operating activities                             (2,914,000)         211,000
                                                        ----------------   --------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Simione (net of cash acquired)           (12,148,000)               -
    Net cash acquired in the reverse merger                   3,547,000                -
    Purchase of software, furniture and equipment              (271,000)         (54,000)
                                                        ----------------   --------------
            Net cash used in investing activities            (8,872,000)         (54,000)
                                                        ----------------   --------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Equity issued in Simione/MCS merger                      12,148,000                -
    Capital contribution from former parent                           -            3,000
    Proceeds from (payment on) notes payable                      7,000                -
    Proceeds from issuance of preferred stock                 1,000,000                -
    Increase (decrease) in notes payable                        583,000                -
    Dividends paid (to Mestek by MCS)                                 -         (161,000)
                                                        ----------------   --------------
            Net cash provided by (used in)
            financing activities                             13,738,000         (158,000)
                                                        ----------------   --------------
            Net change in cash and cash
            equivalents                                       1,952,000           (1,000)

    Cash and cash equivalents, beginning of period               47,000           60,000
                                                        ----------------   --------------

    Cash and cash equivalents, end of period                $ 1,999,000        $  59,000
                                                        ================   ==============


See notes to consolidated financial statements.
The above financial statements reflect the fact that for accounting purposes MCS, Inc. is deemed to have acquired Simione Central Holdings, Inc. on March 7, 2000, the date of the merger, as more fully explained in Notes 1 and 2 to the Consolidated Financial Statements.

                         SIMIONE CENTRAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MCS AS DEEMED ACQUIRER OF SIMONE CENTRAL HOLDINGS, INC.

     On March 7, 2000, Simione Central Holdings, Inc. ("Simione") and MCS, Inc. ("MCS") merged in a transaction accounted for as a reverse acquisition for financial reporting purposes. In connection with the acquisition, Simione issued 1,489,853 shares of its common stock in exchange for all the outstanding common stock of MCS, and thereby, the former shareholders of MCS acquired control of Simione. As a result, MCS is considered the acquiring company; hence, the historical financial statements of MCS became the historical financial statements of Simione and include the results of operations of Simione only from the effective acquisition date.

     The weighted average common shares for the six month period ended June 30, 2000 are recast in the accompanying Consolidated Statements of Operations to give effect to the 1,489,853 shares of Simione common stock that were issued to the MCS shareholders in connection with the Simione/MCS merger on March 7, 2000 as though such shares had been outstanding for the entire period. For the period from January 1, 2000 through March 6, 2000, therefore, 1,489,853 shares of issued and outstanding Simione common stock are deemed to be owned by the MCS shareholders. For the period from March 7, 2000 through June 30, 2000, there were 3,849,816 total shares of issued and outstanding Company common stock (after giving effect to the Simione/MCS merger). The weighted average shares for the six month period ended June 30, 1999 are also recast to give effect to the 1,489,853 shares of Simione common stock that were issued to the MCS shareholders pursuant to the Simione/MCS merger as though such shares had been outstanding for the entire period.

BASIS OF PRESENTATION

     The consolidated financial statements have been prepared by the Company (which as used herein refers to Simione, after giving effect to the merger with MCS and, as the context requires, MCS, prior to the Simione/MCS merger), include the results of operations of the parent company and its wholly owned subsidiaries, and are unaudited (except for the December 31, 1999 balance sheet). In the opinion of management, all adjustments (which consist of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1999 appearing in the Company's Report on Form 10-K filed on May 22, 2000.

     Certain prior period amounts have been reclassified to conform to the 2000 financial statement presentation.

DESCRIPTION OF BUSINESS

     The Company is a leading provider of integrated systems and services designed to enable home health care providers to more effectively operate their businesses and compete in the prospective payment system (PPS) and managed care environments. The Company offers several comprehensive and flexible software solutions, each of which provide a core platform of software applications and which incorporate selected specialized modules based on customer demand. These software solutions are designed to enable customers to generate and utilize comprehensive financial, operational and clinical information. In addition to its software solutions and related software support services, the Company's home health care consulting services assist providers in addressing the challenges of reducing costs, maintaining quality, streamlining operations and re-engineering organizational structures, as well as assisting with regulatory compliance and merger and acquisition due diligence.

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

     Revenues are derived from the licensing and sub-licensing of software, the sale of computer hardware, accessories and supplies, professional and technical consulting services, implementation and training products and services, forms and case plans software maintenance and support services, outsourcing services, as well as home health care management consulting services.

     To the extent that software and services revenues result from software support, implementation, training and technical consulting services, such revenues are recognized monthly as the related services are rendered or, for software support revenues, over the term of the related agreement. To the extent that software and services revenues result from software licenses, computer hardware and third-party software revenues, such revenues are recognized when the related products are delivered and collectibility of fees is determined to be probable, provided that no significant obligation remains under the contract. Limited amounts of revenues derived from the sale of software licenses requiring significant modification or customization are recorded based upon percentage of completion using labor hours or contract milestones. Software support or maintenance allows customers to receive unspecified enhancements and regulatory data updates in addition to telephone support. Consulting services revenues are recognized monthly as the related services are performed.

     Revenues for post-contract customer support are recognized ratably over the term of the support period, which is typically one year. Post contract customer support fees typically cover incremental product enhancements, regulatory updates and correction of software errors. Separate fees are charged for significant product enhancements, new software modules, additional users, and migrations to different operating system platforms.

     Subsequent to system shipment, the Company frequently delivers a variety of
add-on  software  and  hardware  components.   Revenues  from  these  sales  are
recognized upon shipment.

     In addition to software licenses, software maintenance and support, and related hardware, the Company also provides computer-based training, CD-ROMs and a number of ancillary services including on site implementation and training, classroom training, consulting and "premium" and after-hours support. Revenues from such products and services are recognized monthly as such products are delivered and such services are performed.

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

SOFTWARE DEVELOPMENT EXPENSES

     SFAS No. 86 requires that software development costs incurred subsequent to the establishment of technological feasibility for the product be capitalized. The Company has no capitalized development costs as of June 30, 2000 except those developed technologies capitalized in connection with the Simione/MCS merger on March 7, 2000 as more fully described in Note 5.

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

PURCHASED SOFTWARE, LEASEHOLD IMPROVEMENTS

     Purchased Software and Leasehold Improvements are stated at cost. Amortization is calculated for financial reporting purposes using the straight-line method over the estimated useful lives (ranging from one to ten years) of the assets or lease term, whichever is shorter.

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

DISCONTINUED OPERATIONS

     The discontinued operations reported in the Company's results of operations for the six months ended June 30, 1999 relate to MCS's Profitworks segment which was distributed to MCS's parent company, Mestek Inc., its then parent company, on September 1, 1999.

NOTE 2 - MERGER

     On March 7, 2000, MCS completed the merger with Simione Central Holdings, Inc. (Simione). Simione issued 1,489,853 shares of common stock to MCS stockholders in exchange for all of the outstanding shares of MCS common stock. This number of shares has been adjusted to reflect a one-for-five reverse stock split that was completed by Simione immediately prior to the merger. In connection with the closing of the merger, Mestek invested $6.0 million in Simione in exchange for 5.6 million shares of Series B preferred stock and warrants to purchase 400,000 shares (on a split adjusted basis) of Simione common stock. Additional information on the merger is included in Simione's Registration Statement on Form S-4 (Registration No. 333-96529).

     Pro-forma unaudited results assuming the merger took place as of January 1, 1999, and further assuming that the acquisition of CareCentric by Simione on August 12, 1999 took place on January 1, 1999, are as follows:

                                                  FOR SIX MONTHS ENDED JUNE 30,
                                                --------------------------------
                                                        2000           1999
                                                ---------------- ---------------

    Net revenues                                 $  14,268,000     $ 25,025,000
    Net income (loss)                            $  (6,073,000)    $ (3,941,000)
    Net income (loss) per share - basic          $       (1.58)    $      (1.02)
    Net income (loss) per share - diluted        $       (1.58)    $      (1.02)

NOTE 3 - INVENTORIES

         Inventories consist principally of computer equipment held for resale and related operating system licenses. Inventories are valued at the lower of cost or market.

NOTE 4 - FURNITURE AND EQUIPMENT

Property and equipment consisted of the following:

                                                                    DEPRECIATION
                               JUNE 30,          DECEMBER 31,         ESTIMATED
                                 2000                1999           USEFUL LIVES
                             -----------------  ------------------  ------------

  Furniture and Fixtures      $ 1,516,000       $   315,000          10 years
  Computer equipment            5,876,000         1,483,000          5 years
                             -----------------  ------------------
                                7,392,000         1,798,000
  Accumulated depreciation     (5,151,000)         (878,000)
                             -----------------  ------------------
                             $  2,241,000        $  920,000
                             =================  ==================

NOTE 5 - INTANGIBLE ASSETS

Intangible assets at June 30, 2000 consisted of the following:

                                                                 ACCUMULATED             NET BOOK      AMORTIZATION
                                             COST                AMORTIZATION              VALUE         PERIOD
                                       -----------------     ------------------   ----------------   ---------------------

    Developed technology                    $10,650,000         $    (443,000)         $ 10,207,000       8 years
    Assembled workforce                       2,300,000              (153,000)            2,147,000       5 years
    Customerb base                            1,700,000               (63,000)            1,637,000       9 years
    Goodwill                                 12,151,000              (579,000)           11,572,000       7 years
                                        ---------------      -----------------    -----------------
                                            $26,801,000         $  (1,238,000)         $ 25,563,000
                                        ================     =================   ==================


     Amortization of the above intangible assets will reduce operating income (or increase operating losses) by approximately $3.1 million in the year 2000.

NOTE 6 - INCOME TAXES

     At December 31, 1999,  Simione  Central  Holdings,  Inc. had  approximately
$15.3 million of net operating losses for income tax purposes available to offset future taxable income. Such losses expire beginning in 2010 and may be subject to certain limitations arising from the change in ownership in connection with the Simione/MCS merger on March 7, 2000. A valuation allowance reducing the net deferred tax assets to zero has been recorded based on management's assessment that it is "more likely than not" that this net asset is not realizable as of June 30, 2000.

     The Company's actual income tax expense (benefit) for the three months ended June 30, 2000 differs from the "expected" amount (computed by applying the U.S. Federal corporate income tax rate of 35% to the loss before income taxes) due to the fact that the portion of the loss arising after March 7, 2000, the date of the Simione/MCS merger, cannot be assured of generating a federal income tax benefit in the future.

NOTE 7 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

                                        June 30, 2000      December 31, 1999
                                        -------------      -----------------
Short Term:
----------
Note Payable - David O. Ellis           $    250,000
Line of Credit                             1,413,000
Note Payable - Mestek                   $  1,650,000       $          -
                                        ============       ==================
Long Term:
---------
Notes Payable - Barrett C. O'Donnell   $     500,000       $          -
                                        =============      ==================

     On September 9, 1999, Simione Central Holdings, Inc. (Simione) entered into a $5.0 million Loan and Security Agreement (Line of Credit) with Silicon Valley Bank, a commercial bank, under which substantially all of its assets were pledged as security. Availability under the Line of Credit was based upon a mathematical formula applied to trade receivables. When the Simione/MCS merger was completed on March 7, 2000, the Company succeeded to the obligations of Simione under the Line of Credit and substantially all of the Company's assets were pledged as security for the Line of Credit. Borrowings under the Line of Credit accrued interest at the prime rate plus 2% per annum. On April 13, 2000, the Company executed a Loan Modification Agreement relative to the Line of Credit which required the Company to limit its net losses to certain amounts for each quarterly period in the year 2000 and further required the Company to obtain not less than $3.0 million in additional capital prior to June 15, 2000. The line of credit was paid off and terminated on July 12, 2000.

     On November 11, 1999, Simione borrowed $500,000 from Barrett C. O'Donnell and $250,000 from David O. Ellis, both on an unsecured basis, and executed promissory notes in connection therewith. When the Simione/MCS merger was completed on March 7, 2000, the Company succeeded to these obligations. The note payable to Mr. O'Donnell bears interest at 9% per annum, matures on May 11, 2002, and requires quarterly payment of accrued interest. The note payable to Dr. Ellis bears interest at 9% per annum, matures on August 15, 2000, and also requires quarterly payment of accrued interest. Dr. Ellis and Mr. O'Donnell are directors of the Company.

     On June 22, 2000, the Company entered into a new financing facility (the J.
E. Reed Facility) provided by John E. Reed, a Simione director and the Chairman and Chief Executive Officer of Mestek, Inc. The J. E. Reed Facility consists of a $6.0 million subordinated revolving line of credit, convertible into Common Stock of the Company at a strike price of $2.51 per share, with interest at 9% per annum and a five-year maturity. The J. E. Reed Facility can be drawn down by the Company as needed in $500,000 increments and is secured by a second position on substantially all of the Company's assets. No borrowings were outstanding under the J. E. Reed Facility as of June 30, 2000.

     On July 12, 2000, the Company entered into a $6.0 million Loan and Security Agreement facility (the Wainwright Facility) with Wainwright Bank and Trust Company, a commercial bank, under which the Company granted a first priority position on substantially all of its assets as security. The Wainwright Facility was used to pay off the Line of Credit with Silicon Valley Bank, certain short term loans from Mestek, Inc., and the David O. Ellis note. Borrowings under the Wainwright Facility accrue interest, at the bank's prime rate per annum, require monthly payments of interest and mature on July 12, 2001. The Company's obligations under the Wainwright Facility are guaranteed by Mestek, Inc. in consideration of which the Company has issued a warrant to Mestek, Inc. to purchase 104,712 shares of the Company's common stock as more fully explained in
Note 10 to these Financial Statements.

     The Company is obligated under a number of capital lease obligations originally entered into by Simione related to computer equipment formerly used in Simione's business.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     As previously disclosed, in the first quarter of 2000, the NASDAQ staff determined that the Company should be delisted from NASDAQ due to the MCS merger and the Company's inability after the merger to satisfy the initial listing criteria. The Company appealed this decision, and NASDAQ held a hearing on this appeal on March 3, 2000. The NASDAQ Hearing Panel issued a written decision on June 2, 2000 regarding the Company's listing as a result of which the Company was removed, effective June 7, 2000, from the NASDAQ National Market and transferred to the NASDAQ SmallCap Market. The continued listing on the SmallCap Market was conditioned upon the Company's submission of a standard SmallCap Listing application package and NASDAQ's receipt, on or before June 13, 2000, of executed documents relating both to the warrant issued to Mestek, described in more detail in Note 10 to these Financial Statements, and the proposed investment by John E. Reed, a director of the Company and the Chairman and Chief Executive Officer of Mestek, of up to $7.0 million in Simione Central, on terms described in more detail in Notes 7 and 10 of these Financial Statements, which conditions have been satisfied. The continued NASDAQ listing is also conditioned on the Company's ongoing compliance with the minimum bid price requirement and other listing criteria of the NASDAQ SmallCap Market. The NASDAQ staff did not raise objections to the terms of the financing with Mr. Reed and the issuance of the warrant to Mestek, based on its review of their summary of terms.

     The Company is engaged in various other legal and regulatory proceedings arising in the normal course of business which management believes will not have a material adverse effect on its financial position or results of operations.

     The Company reached a settlement on June 30, 2000 with IBM relative to the early cancellation of the Company's service agreement with IBM for services provided to a former customer of Simione Central Holdings, Inc., and related fees for services. The settlement was fully reserved for in connection with the accounting for the Simione/MCS merger on March 7, 2000 and, accordingly, did not have a material adverse impact upon the Company's financial condition or results of operations.

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

     The Company evaluates performance and allocates resources based on profit or loss from operations, not including gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those used for the consolidated financial statements. The revenues, operating losses and assets of the Company by business segment are as follows:

                                  Three Months Ended                   Six Months Ended
                          --------------------------------     --------------------------------
                          June 30, 2000      June 30, 1999       June 30, 2000    June 30, 1999
                          --------------------------------     --------------------------------
Revenues
  Product related         $ 5,233,000        $  4,682,000        $   8,768,000    $   8,722,000
  Consulting                1,024,000                   -            1,490,000                -
                          -----------        ------------       --------------    --------------
        Total             $ 6,257,000        $  4,682,000        $  10,258,000     $  8,722,000
                          ===========        ============       ==============    ==============

 Cost of sales
     Product related      $ 2,927,000        $  2,923,000        $   5,049,000     $  5,330,000
     Consulting             1,027,000                   -            1,452,000                -
                         ------------        ------------       --------------     ------------
         Total            $ 3,954,000        $  2,923,000        $   6,501,000     $  5,330,000
                         ============        =============      ==============     ============

Research and
development
     Product Related      $ 1,780,000        $    135,000        $   2,491,000     $    531,000
                         ============        ==============      =============     ============

Depreciation and
amortization
     Product related      $ 1,040,000        $    -56,000        $   1,430,000     $     13,000
     Consulting               143,000                   -              180,000                -
                         ------------        ------------        -------------     ------------
         Total            $ 1,183,000        $     56,000        $   1,610,000     $          -
                         ============        ============        =============     ============

Net income (loss)
     from Continuing
Operations
     Product related     $(3,285,000)        $    460,000        $  (4,532,000)     $   596,000
     Consulting             (343,000)                   -             (303,000)               -
                         ------------        -------------       ---------------    ------------
         Total           $(3,628,000)        $    460,000        $  (4,835,000)     $   596,000
                         ============        =============       ===============    ============

                                                         JUNE 30,             DECEMBER 31,
                                                           2000                   1999
                                                    --------------------   --------------------
Assets
     Product related                                      $  34,793,000          $   6,696,000
     Consulting
                                                              4,758,000                      -
                                                    --------------------   --------------------
              Total                                       $  39,551,000          $   6,696,000
                                                    ====================   ====================

     The Net Income (Loss) from continuing operations reported above has been affected by non-cash depreciation and amortization changes as reported above.

NOTE 10 - SHAREHOLDERS' EQUITY

     Subsequent to the Simione/MCS Merger on March 7, 2000, the Company's Shareholders' Equity (all on a split adjusted basis) is comprised of the following:

     Common Shares - 20,000,000 shares authorized, $.001 par value, 3,849,816 shares issued and outstanding. 1,489,853 of such shares were issued on March 7, 2000 to the former MCS common shareholders. 606,904 of such shares were issued on March 7, 2000 to the former holders of Simione Central Holdings, Inc. Series A Preferred Stock, which shares were converted into Simione common shares in connection with the merger. If the value of the Company's common stock does not equal $15.00 per share on or prior to December 31, 2000, the Company is required to issue up to an additional 606,904 common shares to the former holders of the Series A Preferred Stock to the extent of the price deficiency or, alternatively, to pay cash or a combination of cash and stock equal in value to the price deficiency.

     Preferred Stock-10,000,000 shares authorized

     Series B Preferred Stock -$.001 par value, 5,600,000 shares issued. The shares of Series B Preferred Stock are held by Mestek, Inc. (Mestek) and were issued in consideration of $6,000,000 paid to Simione Central Holdings, Inc. on March 7, 2000, in the form of cash and debt forgiveness. The Series B Preferred shares, as originally issued, carried 2,240,000 common share votes (on a split adjusted basis) and were entitled to a 9% cumulative dividend, among other rights which are described in greater detail in Appendix B to the Simione Central Holdings, Inc.-MCS, Inc. Joint Proxy Statement issued in connection with the merger. In connection with the Company's application for listing on the NASDAQ SmallCap Market, as more fully described in Note 8 to these Financial Statements, the Company reached an agreement with Mestek on June 12, 2000 under which Mestek agreed to allow the aforementioned number of common share votes to be reduced to 1,120,000 in consideration for the issuance by the Company to Mestek of a warrant to acquire up to 490,396 shares of Simione common stock, as more fully described below.

     Series C Preferred Stock - $.001 par value, 850,000 shares issued. The shares of Series C Preferred Stock are held by Mestek, Inc. and result from the conversion of a pre-existing $850,000 convertible note payable to Mestek, Inc. The Series C Preferred shares carry 170,000 common share votes (on a split adjusted basis) and are entitled to an 11% cumulative dividend, among other rights which are described in greater detail in Appendix F to the Simione Central Holdings, Inc.-Mestek, Inc. Joint Proxy Statement issued in connection with the merger.

     Series D Preferred Stock - $.001 par value, 398,406 shares issued. The shares of Series D Preferred Stock are held by John E. Reed and were issued on June 12, 2000 in consideration of $1.0 million paid to the Company in cash. The Series D Preferred shares are entitled to other rights which are described in greater detail in the Certificate of Designations, Preferences and Rights of the Series D Preferred Stock of Simione included in Simione's Restated Certificate of Incorporation, which has been filed as an exhibit to Simione's Form 10-Q for the period ended June 30, 2000.

     Common Stock Warrants - In connection with the issuance of the Series B Preferred Stock described above, Mestek, Inc. received a warrant to acquire up to 400,000 shares of the Company's common stock at a per share exercise price equal to $10.875. In connection with the waiver by Mestek, Inc. of certain voting rights previously granted to it, as more fully explained in Note 8 to these Financial Statements, Mestek, Inc. received on June 12, 2000 a warrant to acquire up to 490,396 shares of the Company's common stock for a term of 3 years at a per share exercise price equal to $3.21. In connection with Mestek's guarantee of the Company's obligations under the line of credit from Wainwright Bank and Trust Company, as more fully explained in Note 7 to these Financial statements, Mestek, Inc. received on July 12, 2000 a warrant to acquire up to 104,712 shares of the Company's common stock for a term of 3 years at a per share exercise price equal to $2.51. The aforementioned shares and per share prices are all on a split adjusted basis.

     Stock Options - The Company has established several stock option plans, under which the Company has granted options to purchase an aggregate of 352,444 shares (on a split adjusted basis) of common stock as of July 26, 2000. Options granted under Simione's 1997 Omnibus Equity-based Incentive Plan must have an exercise price not less than the fair market value at the date of grant. Of the options granted, 56,885 were exercised prior to December 31, 1999 and 4,828 have been cancelled as of July 26, 2000. Of the remaining 290,731 options, 276,358 are vested as of July 26, 2000 and 215,005 are exercisable as of that date. The exercise prices range from $7.50 to $55.75 per share, both on a split adjusted basis.

     In connection with the Simione/MCS merger on March 7, 2000, Mestek was granted a series of options to purchase a total of approximately 378,295 shares of the Company's common stock (on a split adjusted basis). These options are exercisable only to the extent that outstanding Simione options, warrants or other conversion rights are exercised. These options were designed to prevent dilution of Mestek, Inc.'s ownership interest in the Company after the merger. As options, warrants and other common rights are cancelled, Mestek's option rights are correspondingly reduced.

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

     R. Bruce Dewey remains a Senior Vice President of Mestek while performing his duties as Chief Executive Officer, President and director of the Company. Stephen M. Shea remains Senior Vice President and Chief Financial Officer of Mestek, Inc. while performing his duties as Chief Financial Officer of the Company. As of June 30, 2000, the Company had two notes outstanding to directors. These notes are described in Note 7 to these Financial Statements.

     John E. Reed is a director and a significant, but not controlling, shareholder of the Wainwright Bank and Trust Company which has provided the Company with a $6.0 million line of credit, as more fully explained in Note 7 to the Financial Statements.

     John E. Reed, Chairman and Chief Executive Officer of Mestek, Inc., has provided the Company with a $6.0 million line of credit (unrelated to the Wainwright Bank and Trust $6.0 million line of credit described above) as more fully described in Note 7 to the Financial Statements and has also purchased $1.0 million of the Company's Series D Preferred Stock on June 12, 2000, as more fully described in Note 10 to these Financial Statements. An independent committee of the Company's Board of Directors, consisting of Barrett C. O'Donnell and David O. Ellis, negotiated the terms of Mr. Reed's debt and equity investments in the Company The issuance of 398,406 shares of Series D Preferred Stock to Mr. Reed for his $1.0 million equity investment was based on a per share price of $2.51, which was the 5-day average closing price of Simione common stock as of the date of the final negotiation of the terms of Mr. Reed's purchase. The conversion price for Mr. Reed's $6.0 million loan, which converts into Simione common stock as described in more detail in Note 7 to these Financial Statements, is also $2.51 per share.

     Warrants were granted in June 2000 and July 2000 by the Company to Mestek, Inc. in connection with its waiver of certain voting rights previously granted to it and in connection with its guarantee of the loan from Wainwright Bank & Trust Company to the Company. The terms of the warrants (as described in more detail in Note 10 to these Financial Statements) were based on negotiations by independent committees of the Boards of Directors of the Company and Mestek.

NOTE 12 - LICENSE AGREEMENTS

     The Company licenses certain software products from third parties for incorporation in, or other use with, its products and is obligated to pay license fees in connection with such products. The Company sublicenses such products to its customers and collects fees in connection with such sublicensees.

NOTE 13 - SUBSEQUENT EVENTS

     On July 12, 2000, the Company entered into a $6.0 million Loan and Security Agreement facility (Wainwright Facility) with Wainwright Bank and Trust Company, a commercial bank, as more fully described in Note 7 to these Financial Statements. Based on this credit facility, and the J. E. Reed Facility, described in more detail in Note 7 to these Financial Statements, the Company believes that it will have sufficient capital to meet its day to day working capital needs in the year 2000 as well as fund its various product development initiatives during this period. In consideration with the closing by the Company of the Wainwright Facility, the Company issued Mestek, Inc. a warrant to purchase 104,712 shares of the Company's common stock in consideration for Mestek's guarantee of the Wainwright loan, as more fully explained in Note 10 to these Financial Statements.

     On August 8, 2000, the $500,000 note payable and $100,000 of deferred salary compensation owed by the Company to Barrett C. O'Donnell, a director of the Company, was cancelled in exchange for a $600,000 subordinated note, convertible into Common Stock of the Company at a strike price of $2.51 per share, with interest at 9% per annum and a five-year maturity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by such sections. When used in this report, the words "believe", "anticipate", "estimate", "expect", and similar expressions are intended to identify forward-looking statements. The Company's future financial performance could differ significantly from that set forth herein, and from the expectations of management. Important factors that could cause the Company's financial performance to differ materially from past results and from those expressed in any forward looking statements include, without limitation, the inability to obtain additional capital resources, variability in quarterly operating results, customer concentration, product acceptance, long sales cycles, long and varying delivery cycles, the Company's dependence on business partners, emerging technological standards, changing regulatory standards, inability to retain or hire experienced and knowledgeable employees, risks associated with acquisitions, and the risk factors detailed in the Company's Registration Statement on Form S-4 (File No. 333-96529) and in the Company's periodic reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has recently secured $13.0 million in new debt and equity capital as follows:

    SOURCE                             FUNDING              FORM                        DATE CLOSED
    ---------------------------------  --------------       ------------------------    -------------

    John E. Reed                         $ 1,000,000        Series D Preferred Stock    June 22, 2000

    John E. Reed                           6,000,000        Line of Credit              June 22, 2000

    Wainwright Bank and Trust Company      6,000,000        Line of Credit              July 12, 2000
                                       --------------
                                        $ 13,000,000
                                       ==============

Detail on these three transactions are described in greater detail in Notes 7 and 10 to the accompanying Financial Statements.

     The Wainwright Bank and Trust Company Line of Credit was used to pay off the Silicon Valley Bank Line of Credit, certain short term loans from Mestek Inc., and the note payable to David O. Ellis. As of July 28, 2000, the unused capacity under the John E. Reed and Wainwright Bank and Trust Company lines of credit are $6,000,000 and $2,901,000, respectively.

     The Company believes that the above funding sources will provide sufficient capital to meet its working capital needs in the year 2000 as well as fund planned product development initiatives during this period.

     The Company's Net Cash Provided by Operating Activities for the three months ended June 30, 2000 was ($1,501,000). Management believes that this result was substantially impacted by the Company's need to bring current the Simione and MCS payables and accrued expenses in the aftermath of the March 7, 2000 Simione/MCS merger. The Company also continued its various new product development initiatives during the quarter ended June 30, 2000 which further impacted this figure by approximately $1.8 million as reflected in the Results of Operations for the three months ended June 30, 2000.

BACKGROUND

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

     The Company sells its software pursuant to non-exclusive license agreements which provide for the payment of a one-time license fee. In accordance with SOP 97-2, these revenues are recognized when products are delivered and the collectibility of fees is probable, provided that no significant obligations remain under the contract that affect the acceptance of the products. Revenues derived from the sale of software products requiring significant modification or customization are recognized based upon the percentage of completion method. The price of the Company's software varies depending on the number of software modules licensed and the number of users accessing the system and can range from ten thousand dollars to a few million dollars. The Company generally requires payment of a deposit upon the signing of a customer order as well as, for certain products, some additional payments prior to delivery. As a result, the Company's balance sheet reflects significant customer deposits.

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

     The Company believes that continued enhancement of its software systems is critical to its future success, and anticipates that investment in existing and new products will continue as needed to support the Company's product strategies. Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. For the six months ended June 30, 2000 and 1999, the Company did not capitalize any computer software development costs.

BACKLOG

     The Company had backlog associated with its software of approximately $3.6 million and $1.8 million on June 30, 2000 and December 31, 1999, respectively, including in both cases the products of MCS and Simione. The backlog at June 30, 2000 includes approximately $1.3 million in new orders for software systems booked in June of 2000, principally for the Company's Mestamed products. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees and professional services. The length of time required to complete an implementation depends on many factors outside the control of the Company, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete the implementation process although system orders are typically installed within 16 weeks of the date that the initial deposit is received. As a result, the Company may be unable to predict accurately the amount of revenue it will recognize in any period and therefore can make no assurances that the amounts in backlog will be recognized in the next twelve months.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

     Net Revenues. Total net revenues for the three months ended June 30, 2000 were $6,257,000, an increase of 33.6% relative to the three months ended June 30, 1999. The financial statements for June 30, 1999, however, include only the operations of MCS. If the historical operations of Simione (inclusive of CareCentric Solutions, Inc., which Simione acquired on August 12, 1999) and MCS were arithmetically combined for the three month period ended June 30, 1999, revenues (exclusive of Simione's outsourcing segment which was discontinued prior to the end of 1999) for the three months ended June 30, 1999 would have been $10,524,000. Comparable revenues for the three months ended June 30, 2000, therefore, were reduced $4,267,000 or 40.5%, principally due to (1) a significant decline in home health consulting revenues, which accounted for approximately $897,000 of the decrease (2) a significant decline in new system sales of Mestamed, which accounted for approximately $2,416,000 of the decrease,
(3) delays in installing Smart Clipboard product bookings, and (4) reduced new sales of Simione's historical STAT and Dezine products. The Company believes that uncertainties in the health care information systems marketplace surrounding year 2000 functionality and the Simione/MCS merger on March 7, 2000 and its effects (or potential effects) on the Company's software products significantly impaired the Company's ability to generate bookings in the last quarter of 1999 and the first quarter of 2000 and led to significantly reduced revenues in the first and second quarter of 2000.

     The Company believes it has made significant progress toward allaying these concerns by re-affirming its commitment to the continued development and support of its core products, strengthening its customer support staff, and securing substantial new capital commitments which are described in detail in Notes 7 and 10 to the accompanying Financial Statements. Recently, approximately 300 customers attended the First Annual MCS/Simione Central Customer Conference featuring 75 educational seminars, presentations by leading home health care experts and exhibits by suppliers of third-party software or hardware and product partners of Simione.

     The Company's operating loss from continuing operations, reflecting the same assumptions as above for purposes of comparability, increased from ($2,567,000) in the second quarter of 1999 to ($3,467,000) in the second quarter of 2000. Approximately $350,000 of the increased loss was attributable to higher amortization and depreciation resulting from the effect of purchase accounting which was used to account for the Simione/MCS merger. On a comparable basis, therefore, the Company's operating loss from continuing operations for the quarter increased only $550,000 despite a revenue drop of $4,267,000. Management believes the relatively small increase in operating loss from continuing operations is traceable to the effect of the cost saving initiatives which the Company undertook after the consummation of the merger on March 7, 2000. The Company's Dezine and Mestamed product support groups have been largely consolidated in Pittsburgh. The Company's executive, general and administrative, financial and human resources functions have been consolidated in Atlanta, Georgia. Offices in San Diego, Dallas, Jacksonville and Huntington Beach have been closed, and offices in Houston and New Jersey have been significantly down-sized. Two of the three floors at the Company headquarters in Atlanta and one of two floors at the facility in Pompano Beach have been sublet.

     Cost of revenues, adjusted as above for purposes of comparability, decreased from $6,882,000 in the second quarter of 1999 to $3,954,000 in the second quarter of 2000. Similarly, selling, general and administrative expenses decreased from $4,069,000 to $2,807,000, over the comparable periods reflecting in both cases the effect of the cost saving initiatives described above. Research and development expenses, however, increased from $1,313,000 to $1,780,000.

Other Income (Expense). Interest expense for the three months ended June 30, 2000 relates primarily to borrowings under the Company's line of credit agreement and capital lease obligations. The Company was a wholly owned subsidiary of Mestek, Inc. during the quarter ended June 30, 1999 and accordingly reported no interest expense during this period. The Company expects its interest expense to increase during the remainder of 2000 due to increased borrowings. The impact of recent increases in the prime lending rate will likely be offset by the reduced cost of funds under the Wainwright Bank and Trust Line of Credit, which will be approximately 200 basis points (2 percent) below the rate charged by Silicon Valley Bank.

Income Taxes. At December 31, 1999, Simione Central Holdings Inc. (Simione) had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $15.3 million, which will expire at various dates beginning in 2010, if not utilized. Simione also has research and development and alternative minimum tax credits of approximately $90,000 available to reduce future income tax liabilities. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL and tax credit carryforwards may be limited as to their utilization subsequently to the Simione/MCS merger on March 7, 2000. The Company has concluded that it is more likely than not that these NOLs and tax credit carryforwards will not be realized based on a weighing of evidence at June 30, 2000, and as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Net Revenues. Total net revenues for the six months ended June 30, 2000 increased 17.6% relative to the six months ended June 30, 1999. Results of operations for the six months ended June 30, 2000 include the operations of Simione from March 7, 2000 to June 30, 2000, and the operations of MCS for the full six months. The financial statements for the six months ended June 30, 1999 include only the operations of MCS. If the historical operations of Simione (inclusive of CareCentric Solutions, Inc. which Simione acquired August 12,
1999) and MCS were arithmetically combined for the six month periods ended June 30, 2000 and 1999, revenues (exclusive of Simione's outsourcing segment which was discontinued prior to the end of 1999) would have been $13,626,000 for the six months ended June 30, 2000 and $21,562,000 for the six months ended June 30, 1999. These reductions in revenues were attributable to reduced bookings of software and equipment sales in the final quarter of 1999 and the first quarter of year 2000. The Company believes this decrease is the result of uncertainties in the marketplace resulting from the then pending Simione/MCS merger as well as customer concerns related to year 2000 functionality. The reduction in comparable sales revenue is traceable principally to (1) a reduction in home health consulting revenue of approximately $556,000, (2) a significant decline in Mestamed new systems and related items sales of approximately $3,727,000, (3) delays in installing Smart Clipboard product bookings, and (4) reduced new sales of Simione's historical STAT and Dezine products.

     Cost of Revenues (Total). Cost of revenues, including selling, general and administrative expenses and research and development expenses, adjusted as above for purposes of comparability, were also substantially reduced from approximately $24,769,000 for the six months ended June 30, 1999 to approximately $17,262,000 for the six months ended June 30, 2000, reflecting the effect of the various cost saving initiatives described earlier. Amortization and depreciation increased from $1,506,000 to $2,267,000, reflecting the effect of purchase accounting which was used to account for the Simione/MCS merger on March 7, 2000.

Other Income (Expense). Interest expense for the six months ended June 30, 2000 relates primarily to borrowings under the Company's line of credit agreement and capital lease obligations. The Company was a wholly owned subsidiary of Mestek, Inc. during the six months ended June 30, 1999 and accordingly reported no interest expense during this period. The Company expects its interest expense to increase during the remainder of 2000 due to increased borrowings. The impact of recent increases in the prime lending rate will likely be offset by the reduced cost of funds under the Wainwright Bank and Trust Line of Credit, which will be approximately 200 basis points (2 percent) below that charged by Silicon Valley Bank.

Income Taxes. At December 31, 1999, Simione Central Holdings Inc. (Simione) had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $15.3 million, which will expire at various dates beginning in 2010, if not utilized. Simione also has research and development and alternative minimum tax credits ("tax credits") of approximately $90,000 available to reduce future income tax liabilities. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL and tax credit carryforwards may be limited as to their utilization subsequent to the Simione/MCS merger on March 7, 2000. The Company has concluded that it is more likely than not that these NOLs and tax credit carryforwards will not be realized based on a weighing of evidence at June 30, 2000, and as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

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

     The Company reached a settlement on June 30, 2000 with IBM relative to the early cancellation of the Company's service agreement with IBM for services provided to a former customer of Simione Central Holdings, Inc., and related fees for services. The settlement was fully reserved for in connection with the accounting for the Simione/MCS merger on March 7, 2000 and, accordingly, did not have a material adverse impact upon the Company's financial condition or results of operations.

     Item 2. Change in Securities.

     In June 2000, in connection with John E. Reed's investment in the Company, the Company issued 398,406 shares of Simione Series D Preferred Stock to Mr. Reed for an aggregate purchase price of $1.0 million. The Series D Preferred Stock is convertible into common stock at an initial conversion price of $2.51 per share, subject to antidilution adjustments for stock splits, stock dividends or reclassifications. In connection with Mestek, Inc.'s waiver of certain voting rights with respect to the ownership of Simione Series B Preferred Stock, the Company issued a warrant to Mestek in June 2000 to purchase 490,396 shares of the Company's common stock at an exercise price of $3.21 per share. In July 2000, the Company issued to Mestek a warrant to purchase 104,712 shares of the Company's common stock in connection with Mestek's guarantee of the loan from Wainwright Bank and Trust Company to the Company at an exercise price of $2.51 per share. In issuing the warrants and shares without registration, the Company relied on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

     Item 3. Defaults Upon Senior Securities.

     None

     Item 4. Submission of Matters to a Vote of Security Holders.

     None

     Item 5. Other Information.

     None.

     Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

          Exhibit No.    Description
          -----------    -----------

          10.3* Merger Option Agreement by and between the Company and Mestek, Inc. dated March 7, 2000

          10.4* Series D Convertible Preferred Stock Purchase Agreement dated June 12, 2000 between the Company and John E. Reed

          10.5* Secured Convertible Credit Facility and Security Agreement dated June 12, 2000 between the Company, Simione Central National, LLC and Simione Central Consulting, Inc. and John E. Reed

          10.6* Warrant dated June 12, 2000 by and between the Company and Mestek, Inc.

          10.7* Warrant dated July 12, 2000 by and between the Company and Mestek, Inc.

          10.8*  Restated   Certificate  of  Incorporation  of  Simione  Central
          Holdings Inc. filed with the Secretary of State of Delaware on August 11, 2000

          27.1 Financial Data Schedule (for SEC use only).

          ----------------------------

          *Filed herewith.

          (b)  Reports on Form 8-K:

          The Company filed a Report on Form 8-K on June 14, 2000 updating its listing status on the NASDAQ SmallCap Market.

          The Company filed a Report on Form 8-K on June 22, 2000 reporting on the closing of the debt and equity financings in the Company by John
          E. Reed.

          The Company filed a Report on Form 8-K/A dated May 18, 2000 reporting the audited financial statements of MCS, Inc. as of December 31, 1999 and 1998 and the pro forma combined financial statements of Simione and MCS as of December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SIMIONE CENTRAL HOLDINGS, INC.


    Dated: August 11, 2000                 By:/s/ Steve Shea
                                              --------------------------------
                                           STEVE SHEA
                                           Senior Vice President - Finance and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------

     Exhibit No.  Description
     -----------  -----------

     10.3* Merger Option Agreement by and between the Company and Mestek, Inc. dated March 7, 2000

     10.4* Series D Convertible Preferred Stock Purchase Agreement dated June 12, 2000 between the Company and John E. Reed

     10.5* Secured Convertible Credit Facility and Security Agreement dated June 12, 2000 between the Company, Simione Central National, LLC and Simione Central Consulting, Inc. and John E. Reed

     10.6*  Warrant  dated June 12,  2000 by and between the Company and Mestek,
     Inc.

     10.7*  Warrant  dated July 12,  2000 by and between the Company and Mestek,
     Inc.

     10.8* Restated Certificate of Incorporation of Simione Central Holdings, Inc. filed with the Secretary of State of Delaware on August 11, 2000


     27.1* Financial Data Schedule (for SEC use only).

     -----------------------------

     *Filed herewith.