Form 10-Q
period 2000-09-30
SIMIONE CENTRAL HOLDINGS INC
filed 2000-11-13
CIK 896157

FORM 10-Q
                             -----------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______________ to _____________


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

                                       N/A
                                      -----
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                        Outstanding at
                Class                                   10/31/2000
                -----                                   ---------------
                COMMON STOCK, $.001 PAR VALUE           3,849,816 SHARES

                         SIMIONE CENTRAL HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - September 30, 2000 (unaudited) and December 31, 1999 (audited).

          Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 2000 and 1999 (unaudited).

          Consolidated Statements of Shareholders' Equity - Nine Months Ended September 30, 2000 (unaudited).

          Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2000 and 1999 (unaudited).

          Notes to Consolidated Financial Statements - September 30, 2000 (unaudited).


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K



                           SIGNATURES

                                       SIMIONE CENTRAL HOLDINGS, INC.
                                         CONSOLIDATED BALANCE SHEETS

                                                                SEPTEMBER 30,          DECEMBER 31,
                                                                    2000                   1999
                                                              ------------------     -----------------
                                                                 (UNAUDITED)           (AUDITED)
                ASSETS
 Current assets:
     Cash and cash equivalents                                     $   1,661,000         $      47,000
     Accounts receivable, net of
        allowance for doubtful accounts
        of $542,000 and $166,000 respectively                          8,621,000             4,329,000
     Prepaid expenses and other current assets                           645,000               273,000
                                                              ------------------     -----------------
       Total current assets                                           10,927,000             4,649,000

Purchased software, furniture and equipment, net                       2,136,000               920,000
Intangible assets, net                                                24,634,000                     -
Other assets                                                             273,000             1,127,000
                                                              ------------------     -----------------
       Total assets                                                $  37,970,000         $   6,696,000
                                                              ==================     =================

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Line of credit                                                $   4,598,000          $          -
     Notes Payable                                                       600,000                     -
     Accounts payable                                                  1,986,000             1,137,000
     Accrued compensation expense                                        511,000               393,000
     Accrued liabilities                                               6,986,000             1,334,000
     Customer deposits                                                 2,403,000               419,000
     Unearned revenues                                                 5,091,000             2,908,000
                                                              ------------------     -----------------
       Total current liabilities                                      22,175,000             6,191,000

Accrued liabilities, less current portion                                393,000                     -

Note payable long-term                                                   600,000                     -

Commitments and contingencies

Shareholders' equity:
     Preferred Stock ; 10,000,000 shares authorized
     Series B Preferred, $.001 par value;
     5,600,000  issued and outstanding                                     6,000                     -
     Series C Preferred, $.001 par value;
       850,000  issued and outstanding                                     1,000                     -
     Series D Preferred, $.001 par value;
       398,000  issued and outstanding                                         -                     -
     Common stock, $.001 par value; 20,000,000 shares authorized;
       3,850,000 shares issued and outstanding at September 30, 2000
       1,490,000 shares issued and outstanding at December 31, 1999        4,000                 1,000

     Additional paid-in capital                                       21,070,000             1,260,000
     Stock warrants                                                    1,000,000                    -
     Accumulated deficit                                              (7,279,000)             (756,000)
                                                              ------------------     -----------------
       Total shareholders' equity                                     14,802,000               505,000
                                                              ------------------     -----------------

       Total liabilities and shareholders' equity                  $  37,970,000         $   6,696,000
                                                              ==================     =================



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

                                              SIMIONE CENTRAL HOLDINGS, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                   THREE MONTHS ENDED SEPTEMBER        NINE MONTHS ENDED SEPTEMBER 30,
                                                               30,
                                                 ---------------------------------   -------------------------------------
                                                      2000              1999               2000                 1999
                                                 ----------------  ---------------   ------------------   ----------------

Net revenues:                                        $ 8,547,000      $3,797,000          $18,805,000          $12,519,000

Costs and expenses:
    Cost of revenues                                   3,756,000       2,339,000           10,258,000            7,669,000
    Selling, general and administrative                3,262,000         986,000            7,522,000            3,152,000
    Research and development                           1,897,000         300,000            4,388,000              831,000
    Amortization and depreciation                      1,171,000          57,000            2,780,000              170,000
                                                ----------------  --------------     ------------------   ----------------
      Total costs and expenses                        10,086,000       3,682,000           24,948,000           11,822,000
                                                ----------------  --------------     ------------------   ----------------

    (Loss) income from operations                    (1,539,000)         115,000           (6,143,000)             697,000

Other (expense) income:
    Other (expense) income                                    -                -               (6,000)                  -
    Interest expense                                   (316,000)               -             (582,000)                  -
    Interest and other income                            17,000           13,000               57,000               28,000
                                                 ----------------  ---------------   ------------------   ----------------
                                                 ----------------  ---------------   ------------------   ----------------
Net (loss)income before taxes                        (1,838,000)         128,000           (6,674,000)             725,000
                                                 ----------------  ---------------   ------------------   ----------------
    Income tax benefit (expense)                         (7,000)         (52,000)             151,000            (284,000)
                                                 ----------------  ---------------   ------------------   ----------------
Net  (loss) income from continuing operations        (1,845,000)          76,000           (6,523,000)             441,000
                                                 ----------------  ---------------   ------------------   ----------------

Discontinued operation
    Income from operations of discontinued
         segment before taxes                                 -           54,000                    -              251,000

    Applicable tax expense                                    -           22,000                    -              100,000

Net income from operations of discontinued       ----------------  ---------------   -----------------    ----------------
     segment                                                  -           32,000                     -             151,000
                                                 ----------------  ---------------   -----------------    ----------------

Net  (loss) income                                 $ (1,845,000)      $  108,000         $ (6,523,000)         $   592,000
                                                 ================  ===============   =================    ================
Net (loss) income per share - basic and
diluted
    From continuing operations                     $      (0.48)      $     0.05          $     (1.99)         $      0.30
                                                 ================  ===============   =================     ===============
Weighted average common shares -
    basic and diluted                                  3,850,000       1,490,000             3,273,000           1,490,000
                                                 ================  ===============   =================    ================
Net (loss) income per share - basic and
diluted
    From discontinued operations                        $      -       $    0.02           $         -          $     0.10
                                                 ================  ===============   =================    ================
Weighted average common shares -
    basic and diluted                                  3,850,000       1,490,000             3,273,000           1,490,000
                                                 ================  ===============   =================    ================
Net (loss) income per share - basic and
diluted
    From discontinued operations                   $       (0.48)      $    0.07           $    (1.99)          $     0.40
                                                 ================  ===============   =================    ================
Weighted average common shares -
    basic and diluted
                                                       3,850,000       1,490,000             3,273,000           1,490,000
                                                 ================  ===============   =================    ================



See notes to consolidated financial statements.
The above financial statements reflect the fact that for accounting purposes MCS, Inc. is deemed to have acquired Simione Central Holdings, Inc. on March 7, 2000, the date of the merger, as more fully explained in Notes 1 and 2 to the Consolidated Financial Statements.


                         SIMIONE CENTRAL HOLDINGS, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                          Common                  Preferred       Additional                               Total
                                    -------------------       ----------------      Paid-In               Accumulated  Shareholders'
                                    Shares        Stock       Shares     Stock      Capital    Warrants      Deficit       Equity
                                    ------        -----       ------     -----      -------    --------   -----------  -------------
Balance at December 31, 1999          1,000     $   1,000         -    $    -   $ 1,260,000   $     -     $ (756,000)     $  505,000

MCS, Inc. shares eliminated
  in merger                         (1,000)       (1,000)                                                                    (1,000)


Simione Central Holdings, Inc.
Shares post merger,
$.001 par value                   3,850,000         4,000         -         -    19,810,000    1,000,000                  20,814,000

Issuance of $.001 par value
preferred stock in
connection with merger                    -             -  6,848,000   7,000                                      -          7,000
Series B, 5,600,000 shares
Series C,  850,000 shares
Series D,  398,000 shares                                                   -

Net loss                                  -             -          -        -            -     6,523,000)   (6,523,000)
                                  ----------    ---------  ---------   ------   -----------    ----------  ------------  -----------
Balance at September 30, 2000     3,850,000     $   4,000  6,848,000   $7,000   $21,070,000    $1,000,000  $(7,279,000)  $14,802,000
                                  ==========    =========  =========   ======   ===========    ==========  ============  ===========


See notes to consolidated financial statements.

The above financial statements reflect the fact that for accounting purposes MCS, Inc. is deemed to have acquired Simione Central
Holdings, Inc. on March 7, 2000, the date of the merger, as more fully explained in Notes 1 and to the Consolidated
Financial Statements.


                         SIMIONE CENTRAL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                            ----------------------------------
                                                                 2000              1999
                                                            ---------------  -----------------

    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                  $(6,523,000)        $ 592,000

    ADJUSTMENTS TO RECONCILE NET LOSS
    TO NET CASH USED IN OPERATING ACTIVITIES:
       Provision for doubtful accounts
                                                                   376,000                -
       Amortization and depreciation
                                                                 2,780,000          151,000

    CHANGES IN ASSETS AND LIABILITIES, NET OF ACQUISITIONS:
       Accounts receivable                                       (905,000)          210,000
       Prepaid expenses and other current assets                   215,000           42,000
       Other assets                                              (117,000)                -
       Accounts payable                                        (1,182,000)        (183,000)
       Accrued compensation expense                              (192,000)        (343,000)
       Accrued liabilities                                     (1,225,000)          613,000
       Customer deposits                                          856,000          202,000)
       Unearned revenues                                          817,000         (620,000)
                                                           ---------------   --------------
       Net cash (used) in provide by
       operating activities                                    (5,100,000)         260,000
                                                           ---------------   --------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Simione (net of cash acquired)             (12,148,000)                -
    Net cash acquired in the reverse merger                      3,547,000                -
    Purchase of software, furniture and equipment                (408,000)        (206,000)
                                                           ---------------   --------------
       Net cash used in investing activities                   (9,009,000)        (206,000)
                                                           ---------------   --------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Equity issued in Simione/MCS merger                         12,148,000                -
    Capital contribution from former parent                              -           80,000
    Proceeds from (payment on) notes payable                         7,000                -
    Proceeds from issuance of preferred stock                    1,000,000                -
    Increase in notes payable                                    2,568,000                -
    Dividends paid                                                       -        (161,000)
                                                           ---------------   --------------
       Net cash provided by (used in)financian activities       15,723,000         (81,000)
                                                           ---------------   --------------
       Net change in cash and cash equivalents                   1,614,000         (27,000)

    Cash and cash equivalents, beginning of periodb                 47,000           60,000
                                                           ---------------   --------------

    Cash and cash equivalents, end of period                   $ 1,661,000        $  33,000
                                                           ===============   ==============

See notes to consolidated financial statements
The above financial statements reflect the fact that for accounting purposes MCS, Inc. is deemed to have acquired Simione Central
Holdings, Inc. on March 7, 2000, the date of the merger, as more fully explained in Notes 1 and 2 to the Consolidated
Financial Statements.



                         SIMIONE CENTRAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

     The weighted average common shares for the nine month period ended September 30, 2000 are recast in the accompanying Consolidated Statements of Operations to give effect to the 1,489,853 shares of Simione common stock that were issued to the MCS shareholders in connection with the Simione/MCS merger on March 7, 2000 as though such shares had been outstanding for the entire period. For the period from January 1, 2000 through March 6, 2000, therefore, 1,489,853 shares of issued and outstanding Simione common stock are deemed to be owned by the MCS shareholders. For the period from March 7, 2000 through September 30, 2000, there were 3,849,816 total shares of issued and outstanding Company common stock (after giving effect to the Simione/MCS merger). The weighted average shares for the nine month period ended September 30, 1999 are also recast to give effect to the 1,489,853 shares of Simione common stock that were issued to the MCS shareholders pursuant to the Simione/MCS merger as though such shares had been outstanding for the entire period.


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


REVENUE RECOGNITION

     In 1998, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 31, 1997. While some principles remain the same, there are several key differences between the two pronouncements, including accounting for multiple element arrangements. Under SOP 97-2, the Company recognizes software license revenue when the following criteria are met: (1) a signed and executed contract is obtained; (2) shipment has occurred; (3) the license fee is fixed and determinable; (4) collection is probable; and (5) remaining obligations under the license agreement are immaterial. The Company sells and invoices software licenses and maintenance fees as separate contract elements, except with respect to first year maintenance for the Mestamed product which is sold in the form of a bundled turnkey system. Prices net of discounts are separately identified at the time of sale for each element. The Company has established vendor specific objective evidence related to the value of maintenance fees. The Company uses the residual value method to allocate Mestamed software revenue between licenses and first year maintenance. The adoption of SOP 97-2 did not have a material impact on the Company's financial statements.

     Revenues are derived from the licensing and sub-licensing of software, the sale of computer hardware, accessories and supplies, professional and technical consulting services, implementation and training products and services, forms and case plans, software maintenance and support services, outsourcing services, as well as home health care management consulting services.

     To the extent that software and services revenues result from software support, implementation, training and technical consulting services, such revenues are recognized monthly as the related services are rendered or, for software support revenues, over the term of the related agreement. To the extent that software and services revenues result from software licenses, computer hardware and third-party software revenues, such revenues are recognized when the related products are delivered and collectibility of fees is determined to be probable, provided that no significant obligation remains under the contract. Limited amounts of revenues derived from the sale of software licenses requiring significant modification or customization are recorded based upon the percentage of completion method using labor hours or contract milestones. Software support or maintenance allows customers to receive unspecified enhancements and regulatory data updates in addition to telephone support. Consulting services revenues are recognized monthly as the related services are performed.

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

     Unbilled receivables typically represent revenues from ancillary services performed and earned in the current period but not billed until subsequent periods, usually within one month. Unearned revenues represent amounts billed and included in accounts receivable for which revenue recognition has not yet occurred.


PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period.


SOFTWARE DEVELOPMENT EXPENSES

     SFAS No. 86 requires that software development costs incurred subsequent to the establishment of technological feasibility for the product be capitalized. The Company has no capitalized development costs as of September 30, 2000 except those developed technologies capitalized in connection with the Simione/MCS merger on March 7, 2000 as more fully described in Note 5.


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


NET LOSS PER SHARE

     The Company has adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. Per share amounts for all periods have been presented in conformity with SFAS No. 128 requirements.


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

     On December 3, 1999, the SEC released Staff Accounting Bulletin 101, (SAB 101) "Revenue Recognition in Financial Statements". This bulletin established more clearly defined revenue recognition criteria than previously existing accounting pronouncements. On June 26, 2000, the SEC released SAB 101B, which delayed the required implementation of SAB 101 until no later than the fourth quarter of fiscal years ending December 31, 2000. The Company believes that the effects of this bulletin will not be material to its financial position, results of operations or cash flow.

DISCONTINUED OPERATIONS

     The discontinued operations reported in the Company's results of operations for the nine months ended September 30, 1999 relate to MCS's Profitworks segment which was distributed to MCS's parent company, Mestek Inc., its then parent company, on September 1, 1999.

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

     Pro-forma unaudited results assuming the merger took place as of January 1, 1999, and further assuming that the acquisition of CareCentric by Simione on August 12, 1999 took place on January 1, 1999, are as follows:


                                          FOR NINE MONTHS ENDED SEPTEMBER 30,
                                        ----------------------------------------
                                        -------------------  -------------------
                                              2000                     1999
                                        -------------------  -------------------

    Net revenues                            $  22,815,000         $  34,228,000
    Net (loss)                              $  (7,918,000)        $  (8,173,000)
    Net (loss) per share - basic            $       (2.06)        $       (2.12)
    Net (loss) per share - diluted          $       (2.06)        $       (2.11)


NOTE 3 - INVENTORIES

     Inventories consist principally of computer equipment held for resale and related operating system licenses. Inventories are valued at the lower of cost or market.


NOTE 4 - FURNITURE AND EQUIPMENT

Property and equipment consisted of the following:

                                                                                                       DEPRECIATION
                                                     SEPTEMBER 30,             DECEMBER 31,              ESTIMATED
                                                          2000                     1999                USEFUL LIVES
                                                  ---------------------    ---------------------    --------------------

    Furniture and Fixtures                              $    1,533,000            $     315,000          10 years
    Computer equipment                                       5,996,000                1,483,000           5 years
                                                  ---------------------    ---------------------     -------------------
                                                             7,529,000                1,798,000
    Accumulated depreciation                               (5,393,000)                (878,000)
                                                  ---------------------    ---------------------
                                                        $    2,136,000            $     920,000
                                                  =====================    =====================

NOTE 5 - INTANGIBLE ASSETS

Intangible assets at September 30, 2000 consisted of the following:

                                                               ACCUMULATED            NET BOOK            AMORTIZATION
                                             COST             AMORTIZATION              VALUE                PERIOD
                                       -----------------   --------------------   ------------------  ---------------------

    Developed technology                    $10,650,000         $    (776,000)         $  9,874,000         8 years
    Assembled workforce                       2,300,000              (268,000)            2,032,000         5 years
    Customer base                             1,700,000              (110,000)            1,590,000         9 years
    Goodwill                                 12,151,000            (1,013,000)           11,138,000         7 years
                                       -----------------   --------------------   ------------------
                                            $26,801,000         $  (2,167,000)         $ 24,634,000
                                       =================   ====================   ==================

     Amortization of the above intangible assets will reduce operating income (or increase operating losses) by approximately $3.1 million in the year 2000.

NOTE 6 - INCOME TAXES

     At December 31, 1999,  Simione  Central  Holdings,  Inc. had  approximately
$15.3 million of net operating losses for income tax purposes available to offset future taxable income. Such losses expire beginning in 2010 and may be subject to certain limitations arising from the change in ownership in connection with the Simione/MCS merger on March 7, 2000. A valuation allowance reducing the net deferred tax assets to zero has been recorded based on management's assessment that it is "more likely than not" that this net asset is not realizable as of September 30, 2000.

     The Company's actual income tax expense (benefit) for the three months ended September 30, 2000 differs from the "expected" amount (computed by applying the U.S. Federal corporate income tax rate of 35% to the loss before income taxes) due to the fact that the portion of the loss arising after March 7, 2000, the date of the Simione/MCS merger, cannot be assured of generating a federal income tax benefit in the future.


NOTE 7 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

                                        SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                        ------------------     -----------------

SHORT TERM:
Line of Credit                          $   4,598,000
Note Payable - Mestek                         600,000           $      -
                                        ===============         ================

LONG TERM:
Convertible Note Payable -
 Barrett C. O'Donnell                   $     600,000           $      -
                                        ===============         ================

Line of Credit:

     On July 12, 2000, the Company entered into a $6.0 million Loan and Security Agreement facility (the Wainwright Facility) with Wainwright Bank and Trust Company, a commercial bank, under which the Company granted a first priority position on substantially all of its assets as security. The Wainwright Facility was used to pay off the Line of Credit with Silicon Valley Bank, certain short term loans from Mestek, Inc., and a loan from David O. Ellis, as more fully described below in Note 7. Borrowings under the Wainwright Facility accrue interest, at the bank's prime rate per annum, require monthly payments of interest and mature on July 12, 2001. The Company's obligations under the Wainwright Facility are guaranteed by Mestek, Inc. in consideration of which the Company has issued a warrant to Mestek, Inc. to purchase 104,712 shares of the Company's common stock as more fully explained in Note 10 to these Financial Statements.

Convertible Note Payable - Barrett C. O'Donnell:

     On November 11, 1999, Simione borrowed $500,000 from Barrett C. O'Donnell and $250,000 from David O. Ellis, both on an unsecured basis, and executed promissory notes in connection therewith. Dr. Ellis and Mr. O'Donnell are directors of the Company. When the Simione/MCS merger was completed on March 7, 2000, the Company succeeded to both of these obligations. The note payable to Dr. Ellis, which accrued interest at 9% per annum, was paid in full on July 12, 2000 in advance of its August 15, 2000 maturity. The note payable to Mr. O'Donnell included interest at 9% per annum, was scheduled to mature on May 11, 2002, and required quarterly payment of accrued interest. On August 8, 2000, the $500,000 note payable to Mr. O'Donnell, together with $100,000 of deferred salary, was cancelled in exchange for a $600,000 subordinated note, convertible into Common Stock at a strike price of $2.51 per share, with interest at 9% per annum and a five-year maturity.

Note Payable - Mestek:

     The Company is obligated under a one year unsecured promissory note in the principal amount of $600,000 payable to Mestek Inc. which bears interest at prime with interest payable semiannually and which matures on July 30, 2001. This note covers funds advanced by Mestek to Simione to cover payroll and accounts payable obligations incurred by the Company during the period of its transition of senior lenders from Silicon Valley Bank to Wainwright Bank and Trust Company.

J.E. Reed facility:

     On June 22, 2000, the Company entered into a new financing facility (the J.
E. Reed Facility) provided by John E. Reed, a Simione director and the Chairman and Chief Executive Officer of Mestek, Inc. The J. E. Reed Facility consists of a $6.0 million subordinated revolving line of credit, convertible into Common Stock of the Company at a strike price of $2.51 per share, with interest at 9% per annum and a five-year maturity. The J. E. Reed Facility can be drawn down by the Company as needed in $500,000 increments and is secured by a second position on substantially all of the Company's assets. No borrowings were outstanding under the J. E. Reed Facility as of September 30, 2000.

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

     The Company reached a settlement on June 30, 2000 with IBM relative to the early cancellation of the Company's service agreement with IBM for services provided to a former customer of a subsidiary of Simione Central Holdings, Inc., and related fees for services. The settlement was fully reserved for in connection with the accounting for the Simione/MCS merger on March 7, 2000 and, accordingly, did not have a material adverse impact upon the Company's financial condition or results of operations.

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

     The Company evaluates performance and allocates resources based on profit or loss from operations, not including gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those used for the consolidated financial statements. The revenues, operating losses and assets of the Company include the operations of Simione from March 7, 2000 to September 30, 2000, the operations of MCS for the full nine months ended September 30, 2000, and the operations of MCS only for the three month and nine month periods ended September 30, 1999 as more fully explained in Note 1. Accordingly, because Simione's 1999 results from operations are not included, comparability between 1999 and 2000 figures is adversely affected. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of revenue and results of operations on a "comparable" basis. The revenues, operating losses and assets of the Company by business segment are as follows:


                                  THREE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                             --------------------------------------------   --------------------------------------------
                                    2000                    1999                   2000                    1999
                             --------------------   ---------------------   --------------------   ---------------------
Revenues
     Product related                 $ 7,334,000             $ 3,797,000           $ 16,102,000            $ 12,519,000
     Consulting                        1,213,000                                      2,703,000
                                                                       -                                              -
                             --------------------   ---------------------   --------------------   ---------------------
              Total                  $ 8,547,000             $ 3,797,000           $ 18,805,000            $ 12,519,000
                             ====================   =====================   ====================   =====================

Cost of sales
     Product related                 $ 2,620,000             $ 2,339,000            $ 7,670,000             $ 7,669,000
     Consulting                        1,136,000                                      2,588,000
                                                                       -                                              -
                             --------------------   ---------------------   --------------------   ---------------------
              Total                  $ 3,756,000             $ 2,339,000           $ 10,258,000             $ 7,669,000
                             ====================   =====================   ====================   =====================

Research and development
     Product Related                 $ 1,897,000              $  300,000            $ 4,388,000              $  831,000
                             ====================   =====================   ====================   =====================

Depreciation and amortization
     Product related                 $ 1,028,000               $  57,000            $ 2,457,000              $  170,000
     Consulting                          143,000                       -                323,000
                             --------------------   ---------------------   --------------------   ---------------------
              Total                  $ 1,171,000               $  57,000            $ 2,780,000              $  170,000
                             ====================   =====================   ====================   =====================

Net income (loss)  before
taxes from continuing operations
     Product related               $ (1,868,000)              $  128,000           $(6,401,000)              $  725,000
     Consulting                          30,000                        -              (273,000)                       -
                             --------------------   ---------------------   --------------------   ---------------------
              Total                $ (1,838,000)              $  128,000           $(6,674,000)              $  725,000
                             ====================   =====================   ====================   =====================


                                                       September 30,           December 31,
                                                            2000                   1999
                                                    ---------------------   --------------------
Assets
     Product related                                        $ 33,355,000            $ 6,696,000
     Consulting                                                4,615,000                      -
                                                    ---------------------   --------------------
              Total                                         $ 37,970,000            $ 6,696,000
                                                    =====================   ====================


The Net Income (loss) from continuing operations reported above has been affected by non-cash depreciation and amortization charges as reported above.

NOTE 10 - SHAREHOLDERS' EQUITY

     Subsequent to the Simione/MCS Merger on March 7, 2000, the Company's Shareholders' Equity (all on a split adjusted basis) is comprised of the following:

     Common Shares - 20,000,000 shares authorized, $.001 par value, 3,849,816 shares issued and outstanding. 1,489,853 of such shares were issued on March 7, 2000 to the former MCS common shareholders. 606,904 of such shares were issued on March 7, 2000 to the former holders of Simione Central Holdings, Inc. Series A Preferred Stock, which shares were converted into Simione common shares in connection with the merger. If the value of the Company's common stock does not equal $15.00 per share on or prior to December 31, 2000, the Company is required to issue up to an additional 606,904 shares of common stock to the former holders of the Series A Preferred Stock or, alternatively, at the discretion of the Company, to pay cash or a combination of cash and common stock to such former holders of the Series A Preferred Stock under a formula set forth in the CareCentric/Simione merger agreement.

     Preferred Stock-10,000,000 shares authorized

     Series B Preferred Stock -$.001 par value, 5,600,000 shares issued. The shares of Series B Preferred Stock are held by Mestek, Inc. (Mestek) and were issued in consideration of $6,000,000 paid to Simione Central Holdings, Inc. on March 7, 2000, in the form of cash and debt forgiveness. The Series B Preferred shares, as originally issued, carried 2,240,000 common share votes (on a split adjusted basis) and were entitled to a 9% cumulative dividend, among other rights which are described in greater detail in Appendix B to the Simione Central Holdings, Inc.-MCS, Inc. Joint Proxy Statement issued pursuant to the merger. In connection with the Company's application for listing on the NASDAQ SmallCap Market, the Company reached an agreement with Mestek on June 12, 2000 under which Mestek agreed to allow the aforementioned number of common share votes to be reduced to 1,120,000 in consideration for the issuance by the Company to Mestek of a warrant to acquire up to 490,396 shares of Simione common stock, as more fully described below.

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

     Series D Preferred Stock - $.001 par value, 398,406 shares issued. The shares of Series D Preferred Stock are held by John E. Reed and were issued on June 12, 2000 in consideration of $1.0 million paid to the Company in cash. The Series D Preferred shares are entitled to other rights which are described in greater detail in the Certificate of Designations, Preferences and Rights of the Series D Preferred Stock of Simione included in Simione's Restated Certificate of Incorporation, which was filed as an exhibit to Simione's Form 10-Q for the period ended June 30, 2000.

     Common Stock Warrants - In connection with the issuance of the Series B Preferred Stock described above, Mestek, Inc. received a warrant to acquire up to 400,000 shares of the Company's common stock at a per share exercise price equal to $10.875. In connection with the waiver by Mestek, Inc. of certain voting rights previously granted to it, Mestek, Inc. received on June 12, 2000 a warrant to acquire up to 490,396 shares of the Company's common stock for a term of 3 years at a per share exercise price equal to $3.21. In connection with Mestek's guarantee of the Company's obligations under the line of credit from Wainwright Bank and Trust Company, as more fully explained in Note 7 to these Financial statements, Mestek, Inc. received on July 12, 2000 a warrant to acquire up to 104,712 shares of the Company's common stock for a term of 3 years at a per share exercise price equal to $2.51. The aforementioned shares and per share prices are all on a split adjusted basis.

     Stock Options - The Company has established several stock option plans, under which the Company has granted options to purchase an aggregate of 350,136 shares (on a split adjusted basis) of common stock as of October 26, 2000.

Options granted under Simione's 1997 Omnibus Equity-based Incentive Plan must have an exercise price not less than the fair market value at the date of grant. Of the options granted, 56,885 were exercised prior to December 31, 1999 and 5,228 have been cancelled as of October 26, 2000. Of the remaining 288,023 options, 288,010 are vested as of October 26, 2000 and 226,257 are exercisable as of that date. The exercise prices range from $7.50 to $55.75 per share, both on a split adjusted basis.

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

     As of September 30, 2000, the Company had one promissory note outstanding to a director. The note is described in Note 7 to these Financial Statements.

     John E. Reed is a director and a significant, but not controlling, shareholder of the Wainwright Bank and Trust Company which has provided the Company with a $6.0 million line of credit, as more fully explained in Note 7 to the Financial Statements.

     John E. Reed, Chairman of the Company and Chairman and Chief Executive Officer of Mestek, Inc., has provided the Company with a $6.0 million line of credit (unrelated to the Wainwright Bank and Trust $6.0 million line of credit described above) as more fully described in Note 7 to the Financial Statements and has also purchased $1.0 million of the Company's Series D Preferred Stock on June 12, 2000, as more fully described in Note 10 to these Financial Statements. An independent committee of the Company's Board of Directors, consisting of Barrett C. O'Donnell and David O. Ellis, negotiated the terms of Mr. Reed's debt and equity investments in the Company. The issuance of 398,406 shares of Series D Preferred Stock to Mr. Reed for his $1.0 million equity investment was based on a per share price of $2.51, which was the 5-day average closing price of Simione common stock as of the date of the final negotiation of the terms of Mr. Reed's purchase. The conversion price for Mr. Reed's $6.0 million loan, which converts into Simione common stock as described in more detail in Note 7 to these Financial Statements, is also $2.51 per share.

     Warrants were granted in June 2000 and July 2000 by the Company to Mestek, Inc. in connection with its waiver of certain voting rights previously granted to it and in connection with its guarantee of the loan from Wainwright Bank and Trust Company to the Company. The terms of the warrants (as described in more detail in Note 10 to these Financial Statements) were based on negotiations by independent committees of the Boards of Directors of the Company and Mestek.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company has recently secured $13.0 million in new debt and equity capital as follows:

                  SOURCE                          FUNDING                       FORM                    DATE CLOSED
    ------------------------------------  -------------------------  ----------------------------  ----------------------

    John E. Reed                                  $      1,000,000   Series D Preferred Stock              June 22, 2000

    John E. Reed                                         6,000,000   Line of Credit                        June 22, 2000

    Wainwright Bank and Trust Company                    6,000,000   Line of Credit                        July 12, 2000
                                          -------------------------
                                                  $     13,000,000
                                          =========================

Detail on these three transactions are described in greater detail in Notes 7 and 10 to the accompanying Financial Statements.

     The Wainwright Bank and Trust Company Line of Credit was used to pay off the Silicon Valley Bank Line of Credit, certain short term loans from Mestek Inc., and the note payable to David O. Ellis. As of October 20, 2000, the unused capacity under the John E. Reed and Wainwright Bank and Trust Company lines of credit are $6,000,000 and $1,402,000, respectively.

     The Company believes that the above funding sources will provide sufficient capital to meet its working capital needs in the year 2000 as well as fund planned product development initiatives during this period.

     The Company's operating earnings for the three months ended September 30, 2000, after adding back non cash charges (amortization and depreciation) and discretionary spending on research and development, was $1,529,000, computed as follows:

       (Loss) Income from operations                 $     (1,539,000)
       Amortization and depreciation
                                                             1,171,000
       Research and development
                                                             1,897,000

                                                    --------------------------
                                                      $      1,529,000
                                                    ==========================

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

     The Company sells its software pursuant to non-exclusive license agreements which provide for the payment of a one-time license fee. In accordance with SOP 97-2, these revenues are recognized when products are shipped and the collectibility of fees is probable, provided that no significant obligations remain under the contract that affect the acceptance of the products. Revenues derived from the sale of software products requiring significant modification or customization are recognized based upon the percentage of completion method using labor hours or contract milestones. The price of the Company's software varies depending on the number of software modules licensed and the number of users accessing the system and can range from under ten thousand dollars to a few million dollars. The Company generally requires payment of a deposit upon the signing of a customer order as well as, for certain products, some additional payments prior to delivery. As a result, the Company's balance sheet reflects significant customer deposits.

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

     The Company believes that continued enhancement of its software systems is critical to its future success, and anticipates that investment in existing and new products will continue as needed to support the Company's product strategies. Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. For the nine months ended September 30, 2000 and 1999, the Company did not capitalize any computer software development costs.


BACKLOG

     The Company had backlog associated with its software of approximately $4.2 million and $1.8 million on September 30, 2000 and December 31, 1999, respectively, including in both cases the products of MCS and Simione. The backlog at September 30, 2000 includes approximately $2.4 million in new orders for software systems booked in the three month period ended September 30, 2000. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees and professional services. The length of time required to complete an implementation depends on many factors outside the control of the Company, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete the implementation process, although system orders are typically installed within 16 weeks of the date that the initial deposit is received. As a result, the Company may be unable to predict accurately the amount of revenue it will recognize in any period and therefore can make no assurances that the amounts in backlog will be recognized in the next twelve months.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net Revenues. Total net revenues for the three months ended September 30, 2000 were $8,547,000, an increase of 125.1% relative to the three months ended September 30, 1999. The financial statements for September 30, 1999, however, include only the operations of MCS. If the historical operations of Simione, CareCentric Solutions, Inc., (which Simione acquired on August 12, 1999) and MCS were arithmetically combined for the three month period ended September 30, 1999, revenues (exclusive of Simione's outsourcing segment which was discontinued prior to the end of 1999) for the three months ended September 30, 1999 would have been $8,954,000. Comparable revenues for the three months ended September 30, 2000, therefore, were reduced $407,000 or 4.5%, principally due to a decline in home health consulting revenues. The home health consulting segment's revenue in 1999 included several large engagements which have not been replaced with comparable engagements in 2000. The Company believes that the market for home health consulting services and home health business software has been adversely effected by cutbacks in Medicare reimbursement rates originally enacted via amendments to the Balanced Budget Act of 1997 and related regulations.

     The Company believes it has made significant progress in strengthening its franchise by re-affirming its commitment to the continued development and support of its core products, strengthening its customer support staff, and securing substantial new capital commitments which are described in detail in Notes 7 and 10 to the accompanying Financial Statements.

     The Company's operating loss from continuing operations, reflecting the same assumptions as above for purposes of comparability, decreased from ($4,368,000) in the third quarter of 1999 to ($1,845,000) in the third quarter of 2000. Management believes this reduced operating loss is traceable principally to the effect of the cost saving initiatives which the Company undertook after the consummation of the merger on March 7, 2000. The Company's Dezine and Mestamed product support groups have been largely consolidated in Pittsburgh. The Company's executive, general and administrative, financial and human resources functions have been consolidated in Atlanta, Georgia. Offices in San Diego, Dallas, Jacksonville and Huntington Beach have been closed, and offices in Houston and New Jersey have been significantly down-sized. Two of the three floors at the Company headquarters in Atlanta and one of two floors at the facility in Pompano Beach have been sublet.

     Research and development expenses, however, increased, on a comparable basis, from $1,230,000 to $1,898,000.

Other Income (Expense). Interest expense for the three months ended September 30, 2000 relates primarily to borrowings under the Company's line of credit agreement and capital lease obligations. The Company was a wholly owned subsidiary of Mestek, Inc. during the quarter ended September 30, 1999 and accordingly reported no interest expense during this period. The Company expects its interest expense to increase during the remainder of 2000 due to increased borrowings. The impact of recent increases in the prime lending rate will likely be offset by the reduced cost of funds under the Wainwright Bank and Trust Line of Credit, which will be approximately 200 basis points (2 percent) below the rate formerly incurred under the prior credit line.

Income Taxes. At December 31, 1999, Simione Central Holdings Inc. (Simione) had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $15.3 million, which will expire at various dates beginning in 2010, if not utilized. Simione also has research and development and alternative minimum tax credits of approximately $90,000 available to reduce future income tax liabilities. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL and tax credit carryforwards may be limited as to their utilization subsequent to the Simione/MCS merger on March 7, 2000. The Company has concluded that it is more likely than not that these NOLs and tax credit carryforwards will not be realized based on a weighing of evidence at September 30, 2000, and as a result, a 100% deferred tax valuation allowance has been recorded against these assets.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net Revenues. Total net revenues for the nine months ended September 30, 2000 were $18,805,000, an increase of 50.2% relative to the nine months ended September 30, 1999. Results of operations for the nine months ended September 30, 2000 include the operations of Simione from March 7, 2000 to September 30, 2000, and the operations of MCS for the full nine months. The financial statements for the nine months ended September 30, 1999 include only the operations  of  MCS.  If  the  historical  operations  of  Simione,  CareCentric
Solutions, Inc. (which Simione acquired on August 12, 1999) and MCS were arithmetically combined for the nine month periods ended September 30, 2000 and 1999, revenues (exclusive of Simione's outsourcing segment which was discontinued prior to the end of 1999) would have been $22,173,000 for the nine months ended September 30, 2000 and $30,516,000 for the nine months ended September 30, 1999. The reduced revenues are attributable principally to reduced bookings of software and equipment sales in the final quarter of 1999 and the first half of year 2000. The Company believes this resulted from adverse economic conditions in the healthcare marketplace, uncertainties related to the Simione/MCS merger, and customer concerns related to year 2000 functionality. The reduction in comparable sales revenue is traceable more specifically to a drop in Mestamed (MCS) revenue of approximately $4,145,000, a drop in STAT (Simione) revenue of approximately $1,672,000, a drop in Dezine (Simione) revenue of approximately $962,000 and a drop in home health consulting revenue of approximately $1,222,000. The Company believes that the market for home health consulting services and home health business software has been adversely effected by cutbacks in Medicare reimbursement rates originally enacted via amendments to the Balanced Budget Act of 1997 and related regulations.

The Company's operating loss from continuing operations, reflecting the same assumptions as above for purposes of comparability, decreased from ($10,631,000) for the nine months ended September 30, 1999 to ($6,999,000) for the nine months ended September 30, 2000. Management believes this reduced operating loss, despite significant reduced revenue on a comparable basis, is attributable, principally to the cost savings initiatives the Company has undertaken subsequent to the Simione/MCS merger on March 7, 2000.

Other Income (Expense). Interest expense for the nine months ended September 30, 2000 relates primarily to borrowings under the Company's line of credit agreement and capital lease obligations. The Company was a wholly owned subsidiary of Mestek, Inc. during the nine months ended September 30, 1999 and accordingly reported no interest expense during this period. The Company expects its interest expense to increase during the remainder of 2000 due to increased borrowings. The impact of recent increases in the prime lending rate will likely be offset by the reduced cost of funds under the Wainwright Bank and Trust Line of Credit, which will be approximately 200 basis points (2 percent) below the rate formerly incurred under the prior credit line.

Income Taxes. At December 31, 1999, Simione Central Holdings Inc. (Simione) had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $15.3 million, which will expire at various dates beginning in 2010, if not utilized. Simione also has research and development and alternative minimum tax credits ("tax credits") of approximately $90,000 available to reduce future income tax liabilities. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL and tax credit carryforwards may be limited as to their utilization subsequent to the Simione/MCS merger on March 7, 2000. The Company has concluded that it is more likely than not that these NOLs and tax credit carryforwards will not be realized based on a weighing of evidence at September 30, 2000, and as a result, a 100% deferred tax valuation allowance has been recorded against these assets.

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

     On December 3, 1999, the SEC released Staff Accounting Bulletin 101, (SAB 101) "Revenue Recognition in Financial Statements". This bulletin established more clearly defined revenue recognition criteria than previously existing accounting pronouncements. On June 26, 2000, the SEC released SAB 101B, which delayed the required implementation of SAB 101 until no later than the fourth quarter of fiscal years ending December 31, 2000. The Company believes that the effects of this bulletin will not be material to its financial position, results of operations or cash flow.

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings.

     Neither the Company nor any of its subsidiaries is currently a party to any legal proceedings which would be material to the business or financial condition of the Company on a consolidated basis.

Simione was one of several defendants named in a "whistleblower" lawsuit related to alleged Medicare fraud filed under the False Claims Act in the Northern District of Georgia (U.S. ex rel. McLendon v. Columbia/HCA Healthcare Corp., et al., No. 97-VC-0890 (N.D. Ga.)). The lawsuit involves claims that Simione allegedly participated in a conspiracy with Columbia/HCA and other third parties to bill inflated and fraudulent claims to Medicare. The Company has learned that the Justice Department has elected not to join in the claims asserted against Simione by Donald McLendon, who is a former employee of an unrelated service provider to Columbia/HCA. Although the Justice Department joined the suit with regard to other defendants, it specifically declined to intervene with regard to Simione. In late 1999, the Company received an indication from Mr. McLendon's attorney that notwithstanding the declination by the Justice Department, Mr. McLendon might elect to pursue "whistleblower" claims against the Company directly. There has been no further contact from Mr. McLendon's attorneys since that time, however. In the meantime, in May 2000, Columbia/HCA announced a tentative settlement with the Justice Department with respect to the McLendon claim, among others. It is not clear what effect, if any, this settlement might have with regard to any potential claim by Mr. McLendon against the Company. In any event, the Company does not believe that any of these claims, if asserted against the Company, will have any material effect on the Company's overall business or financial condition. Should these claims be asserted, moreover, Simione intends to vigorously defend against them.

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

     Item 2. Change in Securities.

     In June 2000, in connection with John E. Reed's investment in the Company, the Company issued 398,406 shares of Simione Series D Preferred Stock to Mr. Reed for an aggregate purchase price of $1.0 million. The Series D Preferred Stock is convertible into common stock at an initial conversion price of $2.51 per share, subject to antidilution adjustments for stock splits, stock dividend or reclassifications. In connection with Mestek, Inc.'s waiver of certain voting rights with respect to the ownership of Simione Series B Preferred Stock, the Company issued a warrant to Mestek in June 2000 to purchase 490,396 shares of the Company's common stock at an exercise price of $3.21 per share. In July 2000, the Company issued to Mestek a warrant to purchase 104,712 shares of the Company's common stock in connection with Mestek's guarantee of the loan from Wainwright Bank and Trust Company to the Company at an exercise price of $2.51 per share. In issuing the warrants and shares without registration, the Company relied on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

     Item 3. Defaults Upon Senior Securities.

     None

     Item 4. Submission of Matters to a Vote of Security Holders.

     On August 8, 2000 the Annual Meeting of Stockholders of Simione Central Holdings, Inc. was held. Stockholders present in person or by proxy representing 4,852,298 shares of common stock and Preferred stock were represented at the meeting.

     Seven Directors of the Company were duly elected to hold office until the next Annual Meeting of Stockholders or until successors have been duly elected. The elected Directors and the affirmative votes were as follows:

                                                                 VOTES AGAINST
        NAME                          AFFIRMATIVE VOTES          OR WITHHELD
        ----                          -----------------          -----------
        R. Bruce Dewey                     4,839,689                  907
        Barrett C. O'Donnell               4,835,284                5,312
        Winston R. Hindle, Jr.             4,839,704                  892
        Dr. David O. Ellis                 4,839,731                  865
        John E. Reed                       4,839,686                  910
        Jesse I. Treu                      4,839,842                  754
        Edward K. Wissing                  4,839,704                  892


     - approval to appoint Grant Thornton LLP as the Company's auditors for December 31, 2000

     The affirmative votes for this matter was as follows:

                                     AFFIRMATIVE         VOTES          VOTES
                                        VOTES           AGAINST       ABSTAINED
                                        -----           -------       ---------

      Appoint Grant Thornton LLP       4,843,287         4,000           5,010

      Item 5.  Other Information.

      None.

      Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

          Exhibit No.   Description
          -----------   -----------

          10.1*Loan and Security  Agreement by and between the Company,  Simione
               Central National, LLC, Simione Central Consulting, Inc. and Wainwright Bank and Trust Company, dated July 10, 2000.

          10.7** Warrant dated July 12, 2000 by and between the Company and Mestek, Inc.

          10.8**  Restated  Certificate  of  Incorporation  of  Simione  Central
               Holdings Inc. filed with the Secretary of State of Delaware on August 11, 2000

          27.1* Financial Data Schedule (for SEC use only).

          -----------------------------
          *    Filed  herewith.
          ** Incorporated by reference to the exhibit of the same number filed with the Company's Form 10-Q for the quarter ended
               June 30, 2000 (File No. 000-22162)

         (b)   Reports on Form 8-K:

     The Company filed a Report on Form 8-K on July 12, 2000 reporting on the closing of the debt financing provided for the Company by Wainwright Bank and Trust Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SIMIONE CENTRAL HOLDINGS, INC.


     Dated: November 13, 2000        By: /s/ Steve Shea
                                           ------------------------------------
                                           STEVE SHEA
                                           Senior Vice President - Finance and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

10.1*Loan and Security  Agreement by and between the Company,  Simione  Central,
     LLC, Simione Central Consulting, Inc. and Wainwright Bank and Trust Company, dated July 10, 2000.

10.7** Warrant dated July 12, 2000 by and between the Company and Mestek, Inc.

10.8** Restated  Certificate of  Incorporation  of Simione Central Holdings Inc.
     filed with the Secretary of State of
                  Delaware on August 11, 2000

27.1* Financial Data Schedule (for SEC use only).

-----------------------------
*Filed herewith.

**Incorporated by reference to the exhibit of the same number filed with the Company's Form 10-Q for the quarter ended June 30, 2000 (File No. 000-22162)