Form 10-K
period 2000-12-31
CARECENTRIC INC
filed 2001-04-17
CIK 896157

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ___________ TO _______________

                         COMMISSION FILE NUMBER 0-22162

                                CARECENTRIC, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                     22-3209241
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

           2625 CUMBERLAND PARKWAY, SUITE 310, ATLANTA, GEORGIA 30339
               (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (678) 264-4400

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant on March 30, 2001; $4,263,640.

     There were 4,443,484 shares of Common Stock outstanding at March 30, 2001.

     Documents incorporated by reference in this Form 10-K: Portions of the definitive proxy statement relating to the 2000 Annual Meeting of Stockholders in Part III, Items 10 (as related to Directors), 11, 12 and 13.

     Note: The discussions in this Form 10-K contain forward-looking statements that involve risks and uncertainties. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause future results of CareCentric and its subsidiaries to differ materially and significantly from those expressed or implied in past results and in any forward looking statements made by, or on behalf of, the Company. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Form 10-K. These factors include, without limitation, those listed in "Risk Factors" in the Company's Registration Statement on Form S-4 (File No. 333-96529).

PART I

ITEM 1.  BUSINESS

OVERVIEW

     CareCentric, Inc. (formerly known as Simione Central Holdings, Inc.) ("CareCentric" or the "Company") is a leading provider of information technology systems and related services and consulting services designed to help home health care providers more effectively operate their businesses in today's environment. The Company's focus is to help home health care providers streamline their operations and better serve their patients. CareCentric offers several comprehensive software solutions. Each of these solutions provides a basic set of software applications and specialized modules which can be added based on customer needs. These software solutions are designed to enable customers to generate and utilize comprehensive financial, operational and clinical information. In addition to its software solutions and related software support services, CareCentric's home health care consultants assist providers in addressing the challenges of:

          -    reducing costs;
          -    regulatory compliance;
          -    maintaining quality;
          -    streamlining operations;
          -    re-engineering organizational structures; and
          -    analyzing   and   performing   due   diligence   in  mergers  and
               acquisitions.

CareCentric has over 2,500 customers nationwide, including:

          -    hospital-based facilities;
          -    free-standing home health care providers;
          -    alternate-site care organizations;
          -    home  medical,   IV,   infusion  and   rehabilitation   equipment
               providers;
          -    integrated delivery networks (IDN); and
          -    government-managed organizations.

     CareCentric formerly provided comprehensive agency support services which included administrative, billing and collection, training, reimbursement and financial management services, among others. CareCentric discontinued this line of business in December 1999.

     Unless the context otherwise requires, references to CareCentric include CareCentric, Inc. and its subsidiaries. Our executive offices are located at 2625 Cumberland Parkway, Suite 310, Atlanta, Georgia 30339 and the telephone number is 678-264-4400.

RECENT DEVELOPMENTS

     In December 2000, CareCentric changed its Nasdaq Small Cap Market symbol from "SCHI" to "CURA". On January 30, 2001, the Company changed its name from Simione Central Holdings, Inc. to CareCentric, Inc. pursuant to a Certificate of Ownership and Merger filed under applicable provisions of the Delaware General Corporation Law. On the same date, the Company's two operating subsidiaries also changed their names, with Simione Central Consulting, Inc. changing its name to Simione Consulting, Inc. and Simione Central National, LLC changing its name to CareCentric National, LLC pursuant to filings made with the Georgia Secretary of State's office.

INDUSTRY OVERVIEW

     Home health care is an important part of the health care industry's continuum of care services.

     Home  health care  consists  of various  lines of  services,  including:

          -    skilled nursing;
          -    private duty;
          -    physical, occupational and speech therapies;
          -    durable medical and rehabilitation equipment and supplies;
          -    intravenous and infusion therapy; and
          -    hospice.

     The importance of home health care throughout the 1980's and 1990's was principally a result of payor choices and significant economic pressures within the health care industry. In those years, U.S. health care expenditures increased rapidly. In response to these escalating expenditures, payors, such as Medicare and managed care organizations, have applied increasing pressure on physicians, hospitals and other providers to contain costs. During the 1980s and early 1990s, this pressure led to the growth of lower cost alternate-site care, such as home health care, and to reduced hospital admissions and lengths of stay. In addition, home health grew rapidly as a result of advances in medical technology, which facilitated the delivery of services in alternate sites, demographic trends, such as an aging population, and preferences among patients to receive health care in their homes. Historically, this industry has been highly fragmented and characterized by small, local providers offering a limited range of services. With the advent of managed care and integrated delivery networks (IDN) and changes in state regulations, home health care providers sought to expand their geographic scope and range of product and service offerings. As a result of these developments and legislation and regulatory pressures, the home health care industry went into a period of rapid growth and consolidation.

     This trend of growth and consolidation began to reverse with the implementation of the Interim Payment System (IPS) by the Health Care Finance Administration (HCFA) the federal agency that administers Medicare reimbursement for the home health care industry, pursuant to the Balanced Budget Act of 1997 enacted on August 5, 1997. Medicare traditionally reimbursed a majority of home health care services at reasonable and customary amounts that could not exceed the costs of services provided, resulting in a direct relationship between the number of home health care visits and reimbursement. However, the Balanced Budget Act of 1997 contained provisions that significantly change the manner in which home health agencies and home care services were reimbursed by Medicare. The legislation created IPS which lowered the cost per visit limitations and created restrictions on the amount of cost reimbursement per Medicare beneficiary. In late January 1998, HCFA published a notice revising the schedule of limits on home health agency costs for cost reporting periods beginning on or after October 1, 1997, which reduced the cost per visit limitations. At the same time, HCFA issued a rule setting forth surety bond and capitalization requirements for home health agencies. IPS has had a significant impact on the home health industry, resulting in numerous closings of home health agencies, consolidation of agencies and decisions by home health agencies to no longer participate in the Medicare program or serve Medicare beneficiaries.
Consolidation of the industry continued, but at a slower pace, as first, uncertainties about the effect of IPS, and second, the significantly poorer operating results (especially for home health agencies that were part of an IDN or hospital-based system or had modified operations to adapt to a managed-care environment), slowed the pace of home health merger and acquisition activity.

     Also, as mandated by the Balanced Budget Act, HCFA announced the implementation, effective October 1, 2000, of a prospective payment system (PPS) which would limit reimbursement to a fixed amount for all services rendered per episode of care based upon home health care resource groups (HHRG) indicated by clinical assessments (OASIS). Once fully-implemented, PPS could also potentially impact the home health industry in the same manner as IPS. In addition to the impact of IPS and PPS, the growth in the number of Medicare members enrolling in managed care plans, which have taken measures to contain costs, has and will have a significant impact on how providers may operate profitably. The uncertainty in the home health care industry concerning these changing regulations, and HCFA's continuing "clarifications" of the regulations, adversely impacted CareCentric's business in 1998, 1999 and 2000 as many providers dissolved, conserved cash, cut back on IT spending or delayed purchasing decisions. These negative factors increased during the fourth quarter of 2000 as PPS took effect and home health providers faced greater uncertainty and were further distracted. While HME and IV/infusion service providers were not significantly affected by IPS or PPS, other cost-cutting initiatives of HCFA had a deleterious effect on such providers' interest in upgrading or acquiring information technology products and services. CareCentric cannot predict how new regulations will impact its business in the future, although the costs of addressing hundreds of pages of regulations with fixed implementation dates, last minute changes and post-effective amendments and "clarifications" in comprehensive and integrated legacy and client/server systems are extensive and disruptive to product development, deployment and support operations.

     As a result of consolidation and measures to address ongoing cost pressures and the complexities of PPS, home health care providers will increasingly require enhanced management expertise, specialized industry knowledge and standardized financial, operational and clinical data, information, reports and transactional forms in order to compete. CareCentric believes that many existing home health care information systems are inadequate to address the changing needs of home health care providers. Generally, these systems were designed to generate patient billing information and cost reports for Medicare reimbursement and, as a result, may be unable to provide the detailed information required for meaningful business analyses and financial and clinical data collection under the new system. The Company believes providers need reports and real-time data on operational or financial matters and complete, organized and timely clinical records to effectively treat patients and to co-manage the cost and quality of the clinical care necessary to achieve favorable patient outcomes.

     Thus PPS, in transferring the cost risk to home health providers already committed to quality clinical outcomes, creates the opportunity for the Company and its competitors to work with the providers to develop information technology software applications that will be tools in facilitating best practices, process improvement, decision support, activity-based costing, and electronic records and form transmission.

MARKET POSITION

     CareCentric's objective is to enhance and grow its position as a major provider of comprehensive and integrated information technology solutions, focused solely on the home health care industry. The principal elements of CareCentric's business and product strategies are described below. During 2000, significant progress in the execution of many of the strategies was made. Specifically, the absorption of The Smart Clipboard(R) and Outcomes Planner products acquired in 1999 combined with the acquisition of the MestaMed(R) and HMExpress products through the merger with MCS, signed in May 1999 and completed in March 2000, has provided a realization of many of the resources and products needed to enhance CareCentric's market position. Accordingly, the products and services that have become part of CareCentric's offerings to the industry with the completion of the MCS merger, have been included in the current Core Software Solutions, Specialized Software Product Solutions, Clinical Content Options and Service Solutions sections below.

BUSINESS STRATEGIES

     Create Growth Through Technology and Co-Marketing Partnerships. Because information technology tools are becoming more platform independent and adaptable to the "Plug and Play" environment, we will not develop specialized programs and tool sets already well developed by other vendors. We intend to partner with such vendors by interface, integration or incorporation of their products into our comprehensive information technology solutions. Examples of this include agreements to provide web-enablement of process improvement solutions, on-line collection, validation, submittal and benchmark-reporting of OASIS and ORYX data and medication dictionaries and drug interactions. The Company continues to negotiate alliances to utilize e-commerce and e-signature capabilities.

     Leverage Existing Customer Base. CareCentric has a base of over 2,500 customers nationwide. CareCentric believes that a significant opportunity exists to sell add-on products and services to existing customers and to cross-sell its existing systems and services as well as introduce new systems and enhancements.

     Generate Recurring Revenue. CareCentric generates recurring revenue through a combination of annually renewable maintenance agreements and multi-year service contracts. CareCentric attempts to maximize recurring revenue opportunities through a combination of periodic system enhancements and comprehensive customer service.

     Capitalize on Changing Industry Dynamics. As the home health care industry consolidates, CareCentric believes it is well positioned to increase its market share by leveraging its existing relationships with large providers such as Tenet, Walgreens and American Home Patient. CareCentric also believes its comprehensive and integrated solutions will become increasingly important to home health care providers as they address the challenges presented by health care reform and changing demographics and as integrated delivery systems become more prevalent.

     Consolidate Duplicative Products and Services. CareCentric believes that improved efficiency and lower cost of operations will be realized through consolidation of similar products and services within the same market space. These consolidations will present customers with more effective control and flexibility of their product and service strategies. Some examples include:
PharmWorks  and the  MestaMed(R) IV module were  consolidated  and improved into

PharmMed Rx(TM), an application which fully automates processes unique to home infusion pharmacy providers including streamlined order processing, enhanced clinical documentation, improved workflow and increased reporting power. Also, support of DME VI was consolidated into the MestaMed(R) "Real Time" support system in 2000. In 2001, we intend to complete development of the "Real Time" Smart Clipboard(R) support operation and convert STAT2 support to the "Real Time" model.

     Consolidate Functional Business Needs. Work continues throughout the Company to build on successful consolidation of business functions that occurred in 2000, including human resources, finance and accounting, inside sales, territorial sales, marketing and promotion, internal management information systems, classroom training and product management as well as the adoption of best practices and methods in quality assurance, customer support, product development process, product documentation and product deployment.

     Integration of Core Products. Based on market demand, CareCentric's products are in the process of becoming architecturally integrated to create multi-faceted information technology solutions that provide customer control over rules-based processing and seamless data entry and data accessibility. In 2000, the STAT2 financial and billing management system was integrated by means of a data gateway to the Smart Clipboard(R) system. Patient master files, information on admissions, discharges and transfers, orders and PPS data are transferred across the data interface created by the Gateway. A similar integration between MestaMed(R) and Smart Clipboard(R) will go to beta test in the second quarter of 2001. The Gateways allow users of the STAT2 system and of the MestaMed(R) HHA module (which is integrated with HME, PharmMed Rx(TM) and rehab modules) to add Smart Clipboard(R) point-of-care and other intuitive clinical tools to achieve comprehensive and efficient clinical practice.

     Alternative Delivery Systems. CareCentric is developing business modeling and product requirements for information technology solutions that can be web enabled with the ability to operate in both distributed and Application Service Provider (ASP) environments.

     Focus on Process Improvement. CareCentric is enhancing selected features of existing products and developing new products to help its customers improve workflow and operational process. Such activities will help customers manage and reduce costs through process improvement, timely access to relevant data and efficient utilization of resources while maintaining quality clinical outcomes, which are believed to be a necessity for business survival under PPS.

THE CARECENTRIC SOLUTIONS

     CareCentric offers a comprehensive set of product and service solutions to address the changing needs of home health care providers through information technology software systems, training (including e-Learning products), technical, deployment and consulting services and customer support.

     Carecentric's systems and services are designed to enable home health care providers to generate and utilize comprehensive financial, operational and clinical information and address organizational issues in order to make informed business decisions, more effectively operate their businesses and compete in a managed care and/or PPS environment. These information technology solutions will help home health care providers:

     -    reduce costs, improve cash flow and build financial strength

     - co-manage cost and quality, establish outcomes-based clinical practice and empower clinicians to make better decisions at the point-of-care

     - maximize return on technology investment through comprehensive product deployment services to optimally configure and run the application

     - increase understanding of key industry issues and optimal product usage with specialized training and e-Learning products

     - get real time responses to system usage issues through in-depth customer support and call tracking

     - devise business strategies and enhance processes with the help of our knowledgeable and experienced Simione consultants

PPS, in transferring the cost risk to home health providers already committed to quality clinical outcomes, creates an opportunity for the Company to develop software applicaitons and related services that will be tools in facilitating best practices, process improvement, decision support, actvity-based costing and efficient, electronic transmission of medical records and forms. Current information, which is the life-blood of quality health care, must be organized, available and affordable. Investment in information technology is more critical in home health care because the information needs both to be shared and secured and the users can be both distributed and disconnected. CareCentric is working to direct its information technology solutions at these opportunities. Information technology solutions can be packaged and customized to serve the individual needs of customers.

INFORMATION SYSTEMS

     CareCentric offers comprehensive and flexible software solutions to address the information processing needs defined by a number of unique home care market segments including home medical equipment suppliers, infusion pharmacy providers, home health agencies, hospice service providers and integrated delivery networks. Each of CareCentric's software products offers a suite of core application modules that address the financial and operational, and in some cases, clinical requirements of home health care providers. These applications are designed to:

     - Promote improvement in the efficiency of customer processes and operations

     -    Operate in a number of popular technology environments

     -    Provide scalability and growth options

     -    Facilitate open data access

     -    Produce management reporting and decision support tools

     -    Facilitate regulatory compliance

CORE SOFTWARE SOLUTIONS

     CareCentric's core software solutions are as follows:

Smart Clipboard(R)
------------------
     The Smart Clipboard(R) is a clinical information system designed to enable home health agencies to compete effectively in the changing health care delivery environment. Originally conceived in 1993, it was the first home health point-of-care information system developed around pen-based computer technology and home health clinical processes. The Smart Clipboard(R) provides a clinical solution designed to assist home care providers in co-managing the cost and quality of the care they deliver by helping them understand their clinical and administrative processes. The Smart Clipboard(R) software suite was released in 1996 and has been significantly enhanced since then. It is a Windows-based client/server application that uses replication technology to maintain synchronized subsets of the master database in each tablet computer for data collection and validation at the point-of-care. This facilitates disconnected, distributed operations that characterize the information and operational needs of home health operations spread over large areas or across a region. It has been the experience of home health agencies that install the Smart Clipboard(R) that use of its features by well-trained clinical staff generally delivers a significant return on investment due to the automation of previously manual tasks and access to electronically linked information replacing paper-based systems. The Smart Clipboard(R) provides home care and hospice nurses, therapists,  and  other  clinicians  with a means to  capture  complete  patient information and assist in making timely, informed clinical decisions at the point-of-care. The Smart Clipboard(R) application was created to organize all clinical information in a structured, interrelated fashion that automatically links assessments to problems, problems to outcomes, and outcomes to interventions and actions.

     By using The Smart Clipboard(R), a home health agency has a tool to use and modify its existing clinical assessment criteria and care plans. As a result, structured clinical data is presented and captured in a user-friendly manner at the point-of-care. Finally, there is also a suite of data analysis reports and ad-hoc queries to facilitate clinical process understanding and improvement. The Smart Clipboard(R)'s point-of-care features can assist clinicians in capturing documentation of, and variance from, planned patient care processes. Other features allow clinicians to have access to patient caseload data and libraries of medical information. Through a relationship with Outcome Concept Systems, the system provides OASIS and ORYX data entry, validation, submittal and benchmark-reporting capabilities as required under federal regulations and JHACO industry standards. The Company designed the Smart Clipboard(R) system to work in conjunction with the STAT2 system through our proprietary data gateway to give home health agencies seamless data exchange from clinical to operational to financial functions and back as indicated or required. The data gateway to the MestaMed(R) comprehensive, integrated system will undergo a beta test beginning in the second quarter of 2001.

STAT2
-----
     STAT2 is designed as a complete, flexible and fully integrated home health agency management system. The STAT2 core set of software applications includes:

        -   Client Intake                     -   Billing/Accounts Receivable
        -   Treatment Plans                   -   General Ledger
        -   Employee Tracking                 -   Accounts Payable
        -   Scheduling                        -   Payroll
        -   Electronic Transmission/Remittance

     This core set of applications and their underlying features and functions can be enhanced with specialized features including hospice, telephony (through the TEMS system described in Specialized Product Solutions below) and cost reporting. The STAT2 system allows a customer to exchange clinical and financial information with external systems such as demographics and patient master files from affiliates or referring institutions in either a real-time or batch mode through HL-7 interface engine technology or customized interfaces. STAT2 is designed to increase staff productivity by fully integrating the system's clinical, financial and operational applications and thereby eliminating redundant data entry. STAT2 has the ability to customize system features as well as the ability to expand with the customers' business. The STAT2 system can also be used with The Smart Clipboard(R) point-of-care system by means of a data gateway interface.

MestaMed(R)
-----------
     MestaMed(R) is a fully integrated billing, accounting and inventory control system for providers of home health services including:

       -   Home Medical Equipment & Supplies       -   Rehabilitation Equipment
       -   Home Health Care                        -   Hospice Services
       -   Infusion and IV Therapy

     MestaMed(R) customers are home health care providers who use MestaMed(R) to track the delivery of home medical equipment and related supplies and infusion pharmacy, skilled nursing and hospice services to patients and to meet the complex requirements necessary to obtain reimbursement from Medicare, Medicaid and other third-party payers. CareCentric believes MestaMed(R) is the only system which fully integrates information on operational and financial management for multiple lines of service homecare providers.

     MestaMed(R) is in use nationwide by hundreds of organizations, from independent providers to large, regional and national companies. In practice it has proven to be well-suited to meet the needs of larger, multi-location home care providers. MestaMed(R) is designed to be cost-effective and scalable and to readily expand to meet future information processing requirements and provide management flexibility. Multi-service providers can de-centralize certain operations, such as intake, by location or line of business; and centralize other functions, such as billing and collections, across locations and business lines.

     The complete MestaMed(R) system consists of a core management module and three separate, yet fully-integrated operations modules that automate various functions as well as create, track, and manage documents unique to each line of business. MestaMed(R) Management System includes a core set of routines common to all lines of business. On the front end, these routines set up and maintain all master file information and perform patient intake. On the back end, core routines generate bills, manage claims and collections, product reports and interface to third-party applications. The MestaMed(R) HHA module produces all required clinical documentation, schedules visits, and tracks physicians orders. The MestaMed(R) HME module processes medical equipment and supply orders, including recurring rentals and sales, generates certificates of medical necessity (CMNs) and prior authorizations (PARs), and tracks serialized inventory. The PharmMed Rx(TM) module, a home infusion pharmacy module, provides the functionality to enter, process, and manage prescriptions and related orders. In addition, we expect that MestaMed(R) will be able to work with The Smart Clipboard(R) point-of-care system through a data gateway after the beta test in the second quarter of 2001.

     MestaMed(R) HHA is an office-based application that runs from desktops and readily supports one or more locations. It works in conjunction with the MestaMed(R) Management System to deliver a complete solution for multi-service home care agencies. For agencies seeking a more robust, point-of-care based clinical system, it will be integrated with The Smart Clipboard(R) in 2001. MestaMed(R) HHA offers the following functions:

     The MestaMed(R) HME module works in conjunction with the MestaMed(R) Management System to deliver a comprehensive solution for home medical and rehabilitation equipment and supplies providers. An office-based application that adapts to both centralized and/or decentralized operations, MestaMed(R) HME supports multiple locations and offers order entry, recurring rentals and sales, HME billing, certificates of medical necessity (CMNs), prior authorizations
(PARs), serialized inventory, scanner-based point of delivery, physical inventory, asset maintenance, and rehabilitative equipment.

     A number of additional add-on features and supplemental modules can be optionally purchased to satisfy the information technology requirements of a particular home care provider. MestaMed(R) is designed to easily and cost effectively meet the needs of large providers who have high transaction volumes, large numbers of users, multiple branches and remote processing requirements. MestaMed(R) is available on a variety of hardware platforms and operating environments including Open VMS, UNIX, Windows NT, AIX and various Intel, Alpha and RS 6000 computer systems. Computer-based training courses on the efficient operations of various features and functions of the MestaMed(R) HME Module are available from our e-Learning group. MestaMed(R) customers are also afforded real-time customer support coverage and services.

DME VI
------
     DME VI is a PC-based software application for mid-size to large home medical equipment and medical supply businesses. The DME VI core set of software applications includes:

        -   Order Entry                 -   Billing
        -   Inventory Management        -   Accounts Receivable
        -   General Ledger              -   Purchase Orders

     DME VI features add-on modules such as retail sales and bar coding. The DME VI software provides easy to use data import/export capabilities. DME VI customers are also afforded real-time customer support coverage and services. Computer-based training (CBT) courses on the efficient use of various features and functions of the DME VI software are available from our e-Learning group. More CBT titles will be added in 2001.

HMExpress
---------
     HMExpress is a Windows-based, cost-effective and proven suite of applications designed for small to mid-sized home medical equipment providers. HMExpress automates order processing, CMN management, billing, accounts receivable, inventory and rental management - the core operational areas of any HME business. A subset of the more functionally robust MestaMed(R) product, HMExpress packages years of research and development into an affordable out-of-the-box HME solution.

     HMExpress features HME patient intake and order processing, equipment pickups and exchanges, rental equipment management, recurring rental billing, capped rental processing, CMN printing and tracking, Medicare Form 1500 bill printing, private-pay statements, Durable Medical Equipment Regional Carrier (DMERC) Electronic Claims Submission, billing system, accounts receivable system, perpetual inventory, management reporting and multi-branch processing.

     In addition to the core components of HMExpress, several add-on products are available, including a user-friendly Report Writer, Electronic Remittance Notice processing and Electronic Medicaid Claims Processing. HMExpress comes complete with Computer-based training courses, comprehensive user documentation and free regional training sessions. HMExpress customers are also afforded real-time customer support coverage and services. HMExpress can grow with a business or customers can upgrade to other compatible CareCentric products. Optional ODBC capability addresses the data reporting and integration needs of customers.

SPECIALIZED SOFTWARE PRODUCT SOLUTIONS

     CareCentric offers the following specialized software solutions:

OASIS/ORYX Reporting and Benchmarking
-------------------------------------
     In 2000, CareCentric entered into an agreement with Outcome Concept Systems, Inc. (OCS), establishing OCS as CareCentric's exclusive ORYX and OASIS benchmarking and outcomes solution partner. This agreement will enable CareCentric to offer the complete suite of OCS products to all CareCentric customers who use outcome measures to define patient care goals. The OCS products allow home healthcare companies to collect, manage, report and analyze clinical data. HCFA has mandated the collection of a standardized set of patient assessment data (OASIS). Several accreditation organizations such as JCAHO require the collection and submission of key assessment indicators (ORYX) as well. The OCS-OASIS(TM) program incorporates JCAHO accepted measures and OASIS requirements into one program for data input, real-time, desktop reporting and graphing, and online access to quarterly benchmarks. Comprehensive collection and benchmarking software allows agencies to transmit required clinical data to state agencies, to provide flexible in-house reporting features, to receive periodic comparative statistics from other member agencies and to access clinical data in an open architecture for ad-hoc reporting. The OCS-OASIS(TM) program has been incorporated into The Smart Clipboard(R) system to allow OASIS and ORYX data entry and validation at the point-of-care.

PharmMed Rx(TM)
---------------
     PharmMed Rx(TM) is CareCentric's enhanced, comprehensive, Windows-based, home care pharmacy software. PharmMed Rx(TM), when used with the MestaMed(R) Management System, is designed to be a fully functional, completely integrated pharmacy software system specifically enhanced to facilitate multiple types of prescription processing and consolidated claims management. PharmMed Rx(TM) uses an SQL database through the MestaMed(R) PDBC gateway.

     PharmMed Rx(TM) works in conjunction with the MestaMed(R) Management System to fully automate many processes unique to home infusion therapy providers. A Windows-based application that adapts to both centralized and/or decentralized operations, PharmMed Rx(TM) supports multiple locations and offers streamlined order processing, enhanced clinical documentation, improved operations to facilitate more efficient workflow, and improved reporting to aid regulatory compliance.

TEMS (Telephone Entry Management System)
----------------------------------------
     TEMS is a Windows-based software application that enables home care field employees to record baseline timecard and visit information using standard touch-tone or cellular telephones. It was designed as a simple, low-cost means for capturing key information at the point-of-care. TEMS confirms staff visits through caller identification. Once collected, information may be automatically exported into an agency's payroll and billing applications. The Company believes that TEMS is well suited for use by paraprofessionals or home health aides. TEMS, under a patent licensed from MCI/WorldCom(R), uses telephones like terminals to affordably document baseline visit, mileage, payroll and billing information in a manner that the Company believes is affordable.

     In 2001, CareCentric hopes to develop applications for TEMS for providers of home medical equipment and infusion pharmacy services.

Decision Support / Data Warehousing
-----------------------------------
     During 2001, CareCentric intends to continue the design and development of data warehouse features that will allow agencies to access and gather data in an orderly manner to perform "what-if" analysis utilizing the latest On-Line Analytical Processing (OLAP) compliant tools working through open data base compliant (ODBC) features and gateways currently in MestaMed(R), STAT2 and The Smart Clipboard(R). Using these tools, we expect that agencies will be able to merge and combine data across multiple databases to produce a number of decision support scenarios that can be easily modified to accommodate new criteria and market conditions. Automated routines to move consolidated financial and clinical data to a common data repository from a number of CareCentric software product databases would constantly update the historical databases used to analyze data. Pre-defined data cubes, reports, graphs, charts and decision support software would provide additional value to agency management groups. Each of the comprehensive applications - MestaMed(R), Smart Clipboard(R) and STAT2 - offer ODBC features that facilitate the use of third-party report writer applications.

e-Learning Products
-------------------
     CareCentric's e-Learning group has produced a number of interactive computer-based training (CBT) courses that cover a variety of homecare industry and product-specific topics. CBT courseware features leading industry experts and allows CareCentric to deliver quality training and educational courseware at a fraction of the cost of traditional training options. CareCentric offers computer-based training using CD-ROM media, as well as web-based training (WBT), affording the ability to provide timely training topics - at the provider's convenience - directly related to job performance and compliance requirements. In 2001, the Company intends to focus its development on CBT's that train users of its software products to reduce the cost of installation and re-training. CBT's to train and educate the users of DME VI will be completed in 2001 and those for the training of users of The Smart Clipboard(R) will be undertaken in 2001 with completion anticipated in 2002. CBT/WBT courseware provides an interactive, self-paced, individualized learning environment. Multimedia technology (text, images, sound, animation, video) and workstations are used to present courseware in an interactive manner. Instructions contain presentations, demonstrations, and simulations complete with question and response capability.

Forms
-----
     Through an outside printing contractor, CareCentric offers a vast variety of standard Medicare, Medicaid and other forms used by home medical equipment providers.

CLINICAL CONTENT OPTIONS

SmartCare
---------
     The SmartCare suite of patient care plans and assessments allows home health agencies to implement paper-based and electronic clinical data collection processes by defining treatment plans for a variety of medical diagnosis-based conditions common to skilled nursing, hospice services and therapies. Over 30 plans of care and supported assessments facilitate immediate implementation of a structured clinical process.

Outcomes Planner System
-----------------------
     The Outcomes Planner System (OPS) is currently available to CareCentric customers as a paper-based documentation solution designed to give agencies a teaching-oriented set of clinical care pathway options. CareCentric's Outcomes Planner System is a disease-specific, clinical care path and care plan documentation package that includes discipline-specific OASIS and ORYX assessments for skilled nursing, hospice and therapy. Compliant with both OASIS and ORYX, OPS defines and measures outcomes for each visit or patient encounter and provides documentation along critical paths for management of over 100 medical conditions. The electronic form of OPS which can be used with The Smart Clipboard(R) has modules for skilled nursing. Modules for physical, occupational and speech therapy, social work and hospice are in development. OPS is a highly-effective tool for use under PPS. Home health agencies can use OPS to assist them in meeting the continuing challenge of fewer dollars, sicker patients and shorter lengths of stay. OPS enables a home health agency to sharpen its management focus while ensuring quality of patient care to:

     - access over 200 disease-specific clinical care pathways based on best standards of care

     -    document visits based on standardized, measurable clinical assessments

     - investigate care behavior that affects patient outcomes and PPS reimbursement

     -    provide payors/surveyors with documentation of quality care

     - ensure compliance with the approved Outcome-Based Quality Improvement Model (OBQI)

     CareCentric plans to continue introduction of the electronic content version of the various modules of the OPS system for use with The Smart Clipboard(R), CareCentric's advanced clinical management system, in 2001.

     CareCentric  will  continue to employ and utilize a  significant  number of
clinical  healthcare   professionals  and  advisors  to  develop   content-based
solutions to supplement its clinical content options and software products.

Regulatory Enhancements
-----------------------
     CareCentric will continue to expend professional resources to address the healthcare-related regulatory issues currently facing home care providers including:

     Prospective Payment System (PPS). As a result of the Balanced Budget Act of 1997 and the OCESSA Act of 1999, implementation of a prospective payment system
(PPS) was mandated for home health agencies. CareCentric provides educational and consulting services as well as clinical and software modifications necessary for PPS compliance. CareCentric offers the PPS Calculator, which enables healthcare agencies to assess PPS compliance and includes the final regulation requirements and the ability to produce the following valuable management reports:

     - The Summary Report summarizes all episodes, including prorated and outlier episodes, by profit and loss by type of episode, including gross and net reimbursement, average episode cost, average supply cost by episode, and visits by discipline for each type of episode.

     - The Diagnosis Analysis Report shows profit and loss by the top 20 most profitable and least profitable diagnoses, their medical supply costs, and visits by discipline for the episode.

     - Profit and Loss by Utilization and Diagnosis identifies the top 5 diagnoses with the highest utilization, supply cost, profit and loss, and type of episode.

     -    Clinical,   Functional,   and  Service   Dimension  report  shows  the
          utilization by discipline and resulting profit or loss by dimension.

     - The Analysis by Therapy Utilization pinpoints the number of visits which convert a patient's visits from a loss to a profit.

     - The Summary Analysis by HHRG will identify the most common HHRG's for an agency, total patients and visits for that HHRG, profit/loss, and total episode days.

     - The Medical Supply Cost Report will show the medical supply costs and associated number of patients, and profit and loss for each group.

     HIPAA. The Company expects that the Health Insurance Portability and Accountability Act of 1996 will necessitate security, privacy and electronic transmission-related enhancements to current software products. As specific implementation regulations, guidelines and timetables are promulgated and finalized, CareCentric will respond by allocating the resources it believes will be needed to gain compliance for its product and service offerings and its operations.

See also the  section  below  entitled  Government  Regulation  and Health  Care
Reform.

SERVICE SOLUTIONS

Software Services
-----------------
     CareCentric believes that providing comprehensive software services to customers is critical to its success in the home health care industry. CareCentric employs in excess of 150 professionals dedicated to this effort who provide the following services:

     -    Implementation:  Implementation  services  include  an  assessment  of existing customer business processes, project planning, system training, business process re-engineering and data conversion assistance.

     - Training: Training and education services are offered on a continuing basis to existing customers either at the customer's site or at CareCentric's classroom training facilities in Pittsburgh, Pennsylvania, Houston, Texas and Norcross, Georgia.

     - Software Support: CareCentric offers on-call telephone software support seven days a week and provides maintenance releases on a periodic basis to address non-conforming software, certain regulatory updates and certain product feature and function enhancements. Releases of software enhancements are generally made available to customers periodically. These enhancements include unspecified improvements and regulatory updates. This support does not include major functional or computer platform changes that would be offered to customers as new product sale opportunities.

     - Technical Consulting: CareCentric provides software customization and integration, technical audits of the customer's information systems, integration and network planning and strategic and tactical information systems planning.

     - Custom Programming: CareCentric provides customized programming for its STAT2 customers on a fixed fee and per hour basis.

     Software support services represent a source of recurring revenue, as these services are provided through annual renewable maintenance contracts which provide access to customer support, updates to respond to changes in reimbursement and regulatory policies, and certain unspecified product enhancements. The software in installations which do not have maintenance agreements rapidly becomes obsolete. Other services are generally charged on a time and materials usage basis. Travel costs are billed separately. CareCentric's technical personnel also provide on-site and on-call technical audit and server support.

Consulting Services
-------------------
     CareCentric's home health care consulting services, Simione Consulting, assist providers in addressing the challenges of a managed care and/or PPS environment, such as reducing the cost of delivering care while maintaining or improving quality of care, streamlining operational structures and re-engineering organizational structures. CareCentric's consulting operations, which were acquired by Simione in January 1996, have been providing consulting advice to the home health care industry since 1963. The consulting staff is comprised of approximately 30 professionals with home health care industry specific experience. Consulting engagements generally focus on:

    - Strategic Planning   - Marketing Studies      - Acquisition Due Diligence
    - Operational Reviews  - Business Valuations    - Quality Assurance Reviews
    - Reimbursement        - Organizational Reviews - Operational Re-engineering
    - Consultation         - Management             - Medical  Records
    - Medicare  Compliance - Cost Report Preparation

     The Simione Consulting group of CareCentric provides consulting services on a time and materials usage basis. Travel costs and business expenses are billed separately. The Company believes that its consulting services group effectively complements its software and services, provides a valuable outlook on the changing home health care industry and is a source of innovative ideas for CareCentric's information systems enhancements. Furthermore, consulting services are designed to build new customer relationships and provide opportunities for the sale of additional information systems and services.

     The consulting services business is highly dependent upon the skills of individual professionals. The Company has no assurance that these professionals can be retained in sufficient numbers to assure continuation of these services.

CUSTOMERS

CareCentric has over 2,500 customers nationwide, including:

     - hospital-based companies;
     - home health care providers;
     - alternate-site care organizations;
     - home medical equipment providers;
     - integrated delivery systems; and
     - government-managed organizations.

SALES AND MARKETING

     CareCentric, led by a Senior Vice President of Sales and Marketing, markets its information technology systems and services through a direct sales force in three national territories located throughout the United States each led by a Regional Vice President. Territorial account executives numbered twelve (12) at March 30, 2001. An inside sales force of eight (8) handles non-system, CBT, forms and supplies sales. A Vice President of business development handles national accounts. CareCentric also employs a marketing and sales support staff to assist its sales force. Recognizing the importance of maintaining good communication and obtaining valuable input from its customers, CareCentric sponsors customer advisory groups and national user group meetings. Regional user group meetings are also held to discuss customer comments, suggestions, industry trends, and related system issues.

BACKLOG

     CareCentric had backlog of $4.1 million on December 31, 2000, $1.0 million on December 31, 1999, and $0.8 million on December 31, 1998. If the historical operations of Simione, MCS and CareCentric Solutions, Inc. (CSI) are arithmetically combined for purposes of comparability, CareCentric had backlog of $4.1 million on December 31, 2000, $1.6 million on December 31, 1999, and $4.1 million on December 31, 1998. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees and professional services. The length of time required to complete an implementation depends on many factors outside the control of CareCentric, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete the implementation process. As a result, CareCentric may be unable to predict accurately the amount of revenue it will recognize in any period and, therefore, can make no assurances that the amounts in backlog will be recognized in the next twelve months.

TECHNOLOGY

     The Smart Clipboard(R) system operates in all Windows environments and its point-of-care features operate on tablets, laptops and other scaleable devices. It features a flexible relational database capable of accurate replication necessary to support distributed and remote information systems.

     The STAT2 system operates on multiple operating systems, including Windows, and is designed for use on microcomputers, network PCs, and IBM and DEC computer hardware. The STAT2 system allows a customer to exchange clinical and financial information with external systems in either an immediate connection or by accumulating data to transmit later in batches or batch mode.

     The DME VI system operates on MS-DOS and Windows operating systems and is designed for use on microcomputers or network PCs.

     The integrated MestaMed(R) system operates on multiple operating systems including Open VMS, Windows NT, UNIX, AIX and other primary platforms. An ODBC gateway has been developed to allow efficient queries of its proprietary database.

     CareCentric's systems are dependent upon many third-party software and hardware products and related services and alliances with other product and development partners. There can be no assurance that financial or other difficulties experienced by such third-party vendors will not have an adverse effect on CareCentric's abilities to provide its systems or that CareCentric will be able to replace such third-party products and services if they become unavailable.

     The third-party software is composed of varying types and contractual arrangements. The nature and scope of the third-party software is described in the table below. The software licensed from third parties falls into one of the four categories listed below. All of CareCentric's products use these third-party software products to some varying degree. Fees charged by the third-party software vendors are passed on to CareCentric's customers in the license fees, annual fees or maintenance fees charged by CARECENTRIC. The software is either embedded in CareCentric's software prior to sale or accessed by CareCentric's software as an external data file.

                                                   TERMS OF LICENSE

                              MONTHLY      ONE TIME    PER USER OR    EMBEDDED      DATA
                            MAINTENANCE       FEE       PER SEAT      SOFTWARE      FILE
                            -----------       ---       --------      --------      ----

Operating System                 X             X            X             X
Medical Content                  X             X            X                         X
Report Writer                    X             X            X             X
Data Base Manager                X             X            X             X

RESEARCH AND DEVELOPMENT

     CareCentric maintains a staff of approximately 90 product and project managers, programmers, data base engineers and analysts, systems and application analysts, quality assurance analysts and documentation specialists who monitor developments in the computer software and health care industries and who continuously work to enhance and develop CareCentric's systems. CareCentric's research and development expenses were approximately $6.2, $1.1, and $1.2 million for the years ended December 31, 2000, 1999, and 1998, respectively. If the historical operations of Simione, MCS and CareCentric Solutions, Inc. (CSI) are arithmetically combined for purposes of comparability, research and development expenses increased $1.1 million, or 20%, to $6.4 million in 2000 from $5.3 million in 1999. As a percentage of total net revenues, research and development expenses increased to 22.7% in 2000 from 12.9% in 1999.

     CareCentric is enhancing selected features of existing products and developing new products to help its customers improve workflow and operational and clinical process. The Company believes that such activities will help customers manage and reduce costs while maintaining quality clinical outcomes, which are believed to be a necessity for business survival under the prospective payment system (PPS). CareCentric has multiple additional research and development activities underway.

     CareCentric recognizes the need to respond to the rapid technological change that is occurring in the software and health care industries. In 2001, CareCentric began Project UNIFY, a multi-disciplinary approach to product development based upon the Rational Unified Process(R) and its associated tool sets. The Company has undertaken development assessments of two of its development centers, successfully run two pilot projects using the new development process (both slated for inclusion in the planned Release 3.1 of The Smart Clipboard(R)) and begun planning a new approach to "change and configuration" management. There can be no assurance, however, that CareCentric will be able to develop products on a timely basis or that its future products will fully address the needs of its current or prospective customers.

COMPETITION

     Competition in the market for home health care information systems and services is intense and is expected to increase. CareCentric believes that the primary factors affecting competition are:

     -    system performance and reliability
     -    ability to operate in a changing regulatory environment
     -    customer support
     -    service
     -    system flexibility and ease of use
     -    potential for providing feature  enhancements
     -    reputation o financial stability

     CareCentric believes it is a strong competitor in system performance and reliability in its legacy products, ability to provide regulatory enhancements, customer support and potential for enhancements. CareCentric provides customer support through a real-time, telephone-based system which CareCentric believes has been effective in satisfying customer needs. CareCentric believes it has a competitive advantage in the service area because it offers a more complete health care industry consulting service that supplements and supports its systems-related services, and strengthens customer relationships. Pricing in this industry is very competitive, with no particular company, including CareCentric, having a clear advantage. CareCentric's reputation is tied mainly to the performance of each of its products. As comprehensive systems, they are known for broad functionality, but require extensive education and training. Overall the Company believes its workforce is gaining a reputation for clinical knowledge.

     CareCentric's name recognition within the market is not as well established as many of its competitors. Advertising of the name, new logo and tag line -Achieve Your Potential--began in early 2001 and is intended to increase the Company's name recognition and visibility in the market place. CareCentric is at a competitive disadvantage with respect to financial stability because its financial position is not as strong as that of its major competitors.

     CareCentric's competitors include other providers of home health care information systems and services, management companies and home health care consulting firms. Furthermore, other major health care information companies not presently offering home health care information systems, or major information system companies not currently in the health care industry, could develop the technology and enter CareCentric's markets. CareCentric believes its most significant competitors are:

     - Delta Health Systems (a division of Shared Medical Systems Corp. owned by Siemens);
     -    McKesson HBOC;
     -    Patient Care Technologies, Inc. (partially owned by Meditech);
     -    Home Care Information Systems, Inc. (owned by Misys PLC);
     -    3M
     -    Beyond Now Technologies
     -    Fastrack Healthcare System
     -    Computer Applications Unlimited

     Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect CareCentric's business, financial condition and results of operations. In addition, many of CareCentric's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than CareCentric. Many of CareCentric's competitors also currently have, or may develop or acquire, substantial installed customer bases in the home health care industry. As a result of these factors, CareCentric's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their systems and services than CareCentric. There can be no assurance that CareCentric will be able to compete successfully against current and future competitors or that competitive pressures faced by CareCentric will not materially adversely affect its business, financial condition and results of operations.

PROPRIETARY RIGHTS AND PRODUCT PROTECTION

     CareCentric owns the copyrights on its STAT2 system, the DME VI acquired from Dezine, The Smart Clipboard(R) system acquired in its 1999 merger with CareCentric Solutions, Inc. (CSI) and the MestaMed(R) and HMExpress products acquired in its 2000 merger with MCS, Inc. (MCS). CareCentric depends upon a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions, confidentiality policies and various security measures to protect its proprietary rights. There can be no assurance that the legal protections afforded to CareCentric or the precautions taken by CareCentric will be adequate to prevent misappropriation of CareCentric's technology. In addition, these protections do not prevent independent third-party development of functionally equivalent or superior technologies, systems or services, or the obtaining of a patent with respect to CareCentric's technology by third parties. Any infringement or misappropriation of CareCentric's core proprietary software could have a material adverse effect on CareCentric. Although there has been no significant litigation with respect to these claims, as the number of home health care software information systems increases and the functions of these systems further overlap, health care information systems may increasingly become subject to infringement claims.

     CareCentric believes that its current systems and products do not infringe on the patent or trademark rights of any third parties. There has, however, been substantial litigation and uncertainty regarding copyright, patent and other intellectual property rights involving computer software companies and there can be no assurance that CareCentric will prevail in any infringement litigation in which it becomes involved. To resolve an infringement inquiry from MCI/Worldcom(R) involving CareCentric's TEMS software, CareCentric signed a settlement and licensing agreement in 2000 requiring a call counter and quarterly royalty payments which will be immaterial to the Company's financial performance. Any claims or litigation, with or without merit, could be costly and could result in a diversion of management's attention which could have a material adverse effect on CareCentric's business, financial condition and results of operations. Adverse determinations in such claims or litigation may require CareCentric to cease selling certain systems or products, obtain a license and/or pay damages, any of which could also have a material adverse effect on CareCentric's business, financial condition and results of operations.

GOVERNMENT REGULATION AND HEALTH CARE REFORM

     The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of home health care organizations. During the past several years, the United States health care industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain proposals to reform various aspects of the United States health care system have periodically been considered by Congress. Future proposals may result in increased government involvement in home health care and otherwise change the operating environment for CareCentric's customers. Home health care organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments in CareCentric's systems and services. CareCentric cannot predict what impact, if any, such factors might have on its business, financial condition and results of operations.

     The Office of Inspector General of the Department of Health and Human Services had identified in its Work Plan for Fiscal Year 2000 several projects within the home health industry which were the focus of the Inspector General's scrutiny in fiscal year 2000. Each year the Inspector General sets forth in its Work Plan for that year the areas that will be scrutinized. For example, the 2000 Work Plan set forth that the Inspector General would focus on home health compliance programs, physician involvement in approving home health care, screening of home health beneficiaries, payments based on location of service, and reasonableness of current payments. In addition to most of the items in the 2000 Work Plan, the 2001 Work Plan sets forth that the Inspector General will focus on the impact of the prospective payment system (PPS) on access to and quality of care, home health prospective payment system controls, assessments used for case-mix adjustment, and Medicare's debt management process. Screening of home health beneficiaries and reasonableness of current payments are not included in the 2001 Work Plan. Additionally, the Inspector General has focused in recent years on how third-party billing companies, such as CareCentric, provide billing and collection services to its customers. The Inspector General has also stressed the importance of compliance programs for aspects of the health care industry. Although currently implementation of such programs is voluntary, such compliance programs may become a requirement in the future as a condition of being reimbursed under any federal or state programs or by private health plan payors. The Inspector General released in December 1998 a compliance program intended as guidance to third-party medical billing companies and their agents and subcontractors in developing internal controls promoting adherence to applicable law and the program requirements of federal, state and private health plan payors. Any changes resulting from the Inspector General's review of the home health industry and how home health services are billed could increase the costs and time necessary for CareCentric to provide its administrative services to its customers and could affect CareCentric in other respects not currently foreseeable.

     The confidentiality of patient records and the circumstances under which such records may be released for inclusion in databases maintained on CareCentric's systems are subject to substantial regulation by state governments and federal legislation governing specialized medical information and records. Although compliance with these laws and regulations is principally the responsibility of the hospital, physician or other home health care provider with access to CareCentric's information systems, regulations governing patient confidentiality rights are evolving rapidly. For example, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) includes provisions directing the Secretary of the Department of Health and Human Services to adopt standards governing the electronic transmission of data in connection with a number of transactions involving health information, including submission of health claims. These standards are intended to cover security measures and safeguards with respect to health information, as well as standardization of data, assignment of identifiers and authentication of electronic signatures. There are a number of standards to be included in the rulemaking for the provisions of HIPAA. Of the nine provisions, a Notice of Proposed Rule has been published for five of the standards. Of these five standards, only two have final rule publication. The Standards for Electronic Transactions and Code Sets Final Rule was published in the August 17, 2000 Federal Register and would be effective October 16, 2000, setting an effective compliance date of October 16, 2002. The goal of this regulation is to simplify electronic transfer of data by requiring a single set of standards be used throughout the health care industry. This single set of electronic standards will be required for all health plans and providers, as well as claims clearinghouses, whether in the government or private sector. This regulation includes eight electronic transactions and four code sets to be used in those transactions. These are:

     -    Health claims and equivalent encounter information
     -    Enrollment and disenrollment in a health plan
     -    Eligibility for a health plan
     -    Health care payment and remittance advice
     -    Health plan premium payments
     -    Health claim status
     -    Referral certification and authorization
     -    Coordination of benefits

     Many of these transactions are integrated into the operations of home health agencies and the Company expects that they will impact CareCentric's coding and transaction processes.

     The Standards for Privacy of Individually Identifiable Health Information Final Rule was issued on December 20, 2000. This regulation protects all patient records, including paper, electronic, and oral communications. HHS has delayed the effective date of the privacy rules by two months, setting a new effective date as of April 14, 2001, with a new compliance date of April 14, 2003. This rule will require significant changes in CareCentric's systems and its operations regarding access to records, masking, and confidentiality.

     In January 1999, HCFA published an interim final rule and a final rule requiring home health agencies to report electronically data obtained from the Outcome and Assessment Information Set ("OASIS") as a condition of participation by such agencies in the Medicare program. OASIS requires information regarding patients to be submitted electronically to HCFA, and the January 1999 rules set forth requirements for maintaining the privacy of patient identifiable information generated by OASIS. Further, these rules require the home health agency or its agent to maintain the confidentiality of all patient identifiable information contained in the clinical record and neither can release such patient identifiable OASIS information to the public. Any agent acting on behalf of an agency in connection with the transmission of OASIS data must be doing so pursuant to a written agreement with the home health agency. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of such information to implement additional security measures which may be difficult to implement and costly to CareCentric. There can be no assurance that changes to state or federal laws and regulations will not materially restrict the ability of home health care providers to submit information from patient records to CareCentric's systems or impose requirements which are incompatible with CareCentric's current systems. During 2000, HCFA announced that OASIS assessments must be completed on all adult patients, with the exception of maternity or personal care/housekeeping services. However, the encoding and transmission requirement currently applies to Medicare and Medicaid patients only. OASIS requirements have been delayed for patients receiving only personal care (non-skilled) services.

     On July 3, 2000, HCFA released the Prospective Payment System for Home Health Agencies Final Rule for reimbursement of home health providers under Medicare which was effective on October 1, 2000. Under this rule, Medicare reimburses home health providers fixed amounts for 60 day episodes of care determined by home health resource group case-mix classifications on the basis of an initial OASIS assessment adjusted for regional labor cost differences. The Rule specifies that reimbursement will be 60% at the start of the first episode and 40% after the final claim with all adjustments has been transmitted. For subsequent episodes, the agency will be paid 50% at the start of the episode and 50% upon receipt of the final clam. Agencies must submit a Request for Anticipated Payment (RAP) after the first billable visit, which will trigger the initial payment. Adjustments will be allowed for low utilization, partial episodes, significant changes in condition, delivery of therapy services and other excessive cost situations. Additional submittals required include identification of the appropriate case mix group, source of admission, and a one line universal bill submission.

     These changes to the Medicare payment system have required extensive changes to the manner in which home health care providers do business because they are required to reduce or manage the costs of care per episode so the costs will not exceed the allowed reimbursement, while maintaining the quality of medical outcomes required by the patient, the payor or other governmental regulatory and self-regulating organizations. Such changes have required extensive changes to CareCentric's software products, especially STAT2, The Smart Clipboard(R) and the MestaMed(R) HHA module.

     In the Omnibus Consolidated and Emergency Supplemental Appropriation Act of 1999, the portions of the Balanced Budget Act of 1997 that were applicable to the reimbursement of home health care providers under Medicare were amended to:

     -    defer the 15% additional funding cut until October 2000;
     -    provide  for  three  year   extended   payments   of  prior   Medicare
          over-reimbursements with the first year interest-free;
     - eliminate the bundling of home medical equipment billings with home health agency billings; and o provide other minor relief.

     These changes were intended to increase the cash flow of our customers and potential customers but do not provide the permanent relief sought by the industry. The non-bundling change eliminates an opportunity to sell the MestaMed(R) product, which has a software program that would facilitate such bundling of billing. This legislation will not require significant changes to our software programs.

     The Medicare,  Medicaid,  and SCHIP Benefits Improvement and Protection Act
(BIPA) of 2000 established positive payment changes for home health agencies. These changes were:

     - Additional delay in application of 15% reduction on payment limits for home health services until October 1, 2002;
     - Restoration of full market basket update for home health services for fiscal year (FY) 2001;
     -    Temporary two-month periodic interim payment extension;
     - Clarification in the use of telehealth in delivery of home health services;
     - General Accounting Office (GAO) study on costs to home health agencies of purchasing non-routine medical supplies;
     - Clarification of criteria for branch offices and a GAO study on supervision of home health care provided in rural areas;
     -    Clarification of the "Homebound" definition;
     - Temporary 10% increase for home health services furnished in rural areas;
     -    Revisions to Medicare appeals process; and
     - A full market-basket update for home medical equipment for fiscal year 2001.

     The United States Food and Drug Administration is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act administered by the Food and Drug Administration (FDA). Computer products are subject to regulation when they are used or are intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. Although CareCentric believes that its systems are not subject to FDA regulation, the FDA could determine in the future that predictive applications of CareCentric's systems could make them clinical decision tools subject to FDA regulation. Compliance with FDA regulations could be burdensome, time consuming and expensive. CareCentric also could become subject to future legislation and regulations concerning the manufacture and marketing of medical devices and health care information systems. These could increase the costs and time necessary to market new systems and could affect CareCentric in other respects not presently foreseeable. CareCentric cannot predict the effect of possible future legislation and regulation.

EMPLOYEES

     As of December 31, 2000, CareCentric employed 298 individuals. CareCentric believes that its future success depends in large part upon recruiting, motivating and retaining highly skilled and qualified employees in all aspects of CareCentric's business. None of CareCentric's employees is represented by a labor union. CareCentric believes that its employee relations are good.

ITEM 2.  PROPERTIES

     CareCentric's principal executive offices are located at 2625 Cumberland Parkway, Suite 310, Atlanta, Georgia 30339. The principal executive offices consist of approximately 12,000 square feet. The lease on this space expires on January 31, 2003.

     CareCentric also leases office space for its operations in the following locations:

LOCATION                              SQUARE FOOTAGE         LEASE EXPIRATION

Pompano Beach, Florida..............        20,291           December 31, 2001*
Duluth, Georgia.....................         8,370           March 31, 2001*
Westborough, Massachusetts..........         3,020           August 30, 2001
Stafford, Texas.....................         2,868           November 30, 2002

Hamden, Connecticut.................         6,500           December 31, 2002
Atlanta, Georgia....................        64,324           December 31, 2002*
Irving, Texas.......................         1,645           March 31, 2003*
Pleasanton, California..............         2,463           March 31, 2004*
East Brunswick, New Jersey..........         1,082           August 31, 2005
Pittsburgh (Monroeville), Pennsylvania      24,308           September 30, 2005
Norcross, Georgia...................        19,704           February 28, 2007

*See below

     In September 1999 CareCentric entered into a non-cancelable agreement to sublease approximately 43,000 square feet of the former principal executive office in Atlanta, Georgia through the remaining term of the lease. In January
2001, CareCentric entered into a non-cancelable agreement to sublease the remaining space formerly occupied by CareCentric as its principal executive offices through the remaining term of the lease. In February 2000 CareCentric entered into a non-cancelable agreement to sublease all of the 1,645 square feet of office space at its Irving, Texas location through the remaining term of the lease. During 2000 CareCentric also entered into non-cancelable agreements to sublease approximately 6,800 square feet of the Pompano Beach, Florida office. All these subleases are coterminous with CareCentric's leases. The operations at the Duluth, Georgia office have been moved to Norcross, Georgia and the Duluth lease was terminated upon its expiration. The Company is currently negotiating to return the Pleasanton, California office to the landlord.

     The landlord of the Connecticut office is a company controlled by Barrett O'Donnell, a director of CareCentric, and Reid Horovitz, former General Counsel and Secretary of CareCentric.

     CareCentric believes that its present facilities are adequate to meet CareCentric's current and foreseeable needs.


ITEM 3.  LEGAL PROCEEDINGS

     Neither CareCentric nor any of its subsidiaries is currently a party to any legal proceedings which would be material to the business or financial condition of CareCentric on a consolidated basis.

     Simione Central Holding, Inc., a subsidiary of CareCentric now known as SC Holding, Inc. ("SC Holding") was one of several defendants named in a "whistleblower" lawsuit related to alleged Medicare fraud filed under the False Claims Act in the Northern District of Georgia (U.S. ex rel. McLendon v. Columbia/HCA Healthcare Corp., et al., No. 97-VC-0890 (N.D. Ga.)). The lawsuit involves alleged claims that SC Holding allegedly participated in a conspiracy with Columbia/HCA and other third parties to bill inflated and fraudulent claims to Medicare. On July 21, 1999, the Justice Department issued notice that it had elected not to join in the claims asserted against SC Holding by Donald
McLendon, who is a former employee of an unrelated service provider to Columbia/HCA. Although the Justice Department joined the suit with regard to other defendants, it specifically declined to intervene with regard to SC Holding. In late 2000, CareCentric was advised by Mr. McLendon's attorney that notwithstanding the declination by the Justice Department, Mr. McLendon intends to pursue "whistleblower" claims against SC Holding directly. In the event these claims are asserted, CareCentric and SC Holding intend to vigorously defend against them.

         The Company reached a settlement on June 30, 2000 with IBM relative to the early cancellation of the Company's service agreement with IBM for services provided to a former customer of CareCentric and related fees for services. The settlement was fully reserved for in connection with the accounting for the Simione/MCS merger on March 7, 2000 and, accordingly, did not have a material adverse impact upon the Company's financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE MANAGEMENT OF THE REGISTRANT

R. Bruce Dewey............       49      Chief Executive Officer, President and
                                         Director
William J. Simione, Jr....       58      Executive Vice President and  Director,
                                         President of Simione  Consulting
Jack Arthur...............       62      Senior Vice President of Product
                                         Management and Quality Assurance
Stephen M. Shea...........       45      Senior   Vice   President   and   Chief
                                         Financial Officer
Mark A. Kulik.............       42      Senior  Vice  President  of  Sales  and
                                         Marketing
Kathryn B. McClellan......       46      Senior Vice President of Corporate
                                         Relations
Charles N. Mead, M.D......       53      Chief Science and Technology Officer
Michael Quinn.............       47      Senior  Vice   President of  Operations
Robert J. Simione.........       50      Senior  Vice  President  of  Consulting


     R. Bruce Dewey was appointed the Chief Executive Officer of Simione as of September 9, 1999 in accordance with the terms of the MCS/Simione merger agreement and remains in that capacity with CareCentric. Mr. Dewey remains Senior Vice President and Secretary of Mestek, Inc. and spends approximately 75% of his time in his capacity as CareCentric's Chief Executive Officer. He has served as Senior Vice President and General Counsel of Mestek since 1994 and Secretary of Mestek since 1992. Mr. Dewey was Vice President-Administration of Mestek prior to 1994. Prior to joining Mestek in 1990, Mr. Dewey was an attorney in private practice in Seattle, Washington, most recently with Cairncross, Ragen & Hempelmann from 1987 to 1990. Mr. Dewey was a director of MCS, Inc. from June 1992 to August 1999.

     William J. Simione, Jr. is a certified public accountant who has served as Vice Chairman of the Board and Executive Vice President of Simione from October 1996 to the date of the MCS/Simione merger. From January 1996 until October 1996, Mr. Simione served as the President of Simione Central, Inc., a wholly owned subsidiary of Simione. From January 1975 until December 1995, Mr. Simione was Managing Partner of the Home Health Care Consulting Division of Simione & Simione, CPAs. Since September 1995, Mr. Simione has also served as a director and an audit committee member of Personnel Group of America, Inc., a leading provider of information technology services and commercial staffing solutions. Mr. Simione has 33 years of experience in the home health care industry.

     Jack Arthur served as Senior Vice President of Product Development and Product Management of Simione from January 1999 to the date of its merger with MCS, Inc. when he became Senior Vice President of Product Management and Quality Assurance. From July 1998 until December 1998, Mr. Arthur was a manager of product development with Eclipsys, Inc., an information systems provider. From October 1995 until June 1998, Mr. Arthur was the owner of Healthcare Consulting, Inc., a health care information systems consulting company. From June 1985 until October 1995, Mr. Arthur held various product development management positions with SMS, Inc., an information systems provider.

     Stephen M. Shea has served as Chief Financial Officer of CareCentric since April 2000. Mr. Shea was Senior Vice President-Finance of MCS, Inc. from 1994 until its merger into Simione on March 7, 2000. Mr. Shea has been employed in various financial roles by Mestek, Inc. since 1985 and has served as Chief Financial Officer of Mestek since 1990, and as Senior Vice President-Finance since 1994. Mestek was the parent company of MCS, Inc. before it merged into Simione on March 7, 2000.

     Mark A. Kulik became Senior Vice President of Sales and Marketing of CareCentric in October 2000. Mr. Kulik has spent the majority of his 21-year career in the healthcare industry including hospital supply distribution, home health care, home medical equipment, home infusion, and healthcare information management. Prior to joining CareCentric, Mr. Kulik served as Executive Vice President for several health care management and information service companies, the most recent being Healthcare Credentials Management Services from December 1998 to February 2000 and Equifax Healthcare Information Services from July 1994 to December 1998. Earlier in his career, he served as Area Vice-President for Abbey/Foster Medical, Inc. from July 1986 to February 1991.

     Kathryn B. McClellan became Senior Vice President of Corporate Relations of CareCentric in May 2000. She previously served as Senior Vice President of Customer Services and Support of Simione from November 1998 to the date of the merger with MCS, Inc. when she became Senior Vice President of Product Services. From June 1996 until November 1998, Ms. McClellan held various operational and customer services positions with Simione. From April 1991 until June 1996, Ms. McClellan was an administrator and director of Memorial Medical Center.

     Charles N. Mead, M.D. served as Chief Science and Technology Officer of Simione from August 1999 to the date of the MCS/Simione merger. From June 1993 to the date of its acquisition by the Company, Dr. Mead was Vice Chairman, Chief Scientist and a director of CareCentric Solutions, Inc., which he co-founded in 1993. Dr. Mead has a long-standing involvement in biomedical computing and the application of computers to medicine.

     Michael Quinn served as Senior Vice President of Operations of MCS, Inc. since 1985 and became an officer of CareCentric upon the merger with MCS, Inc. when he became Senior Vice President of Operations, responsible for corporate resources and customer support. He was a director of MCS, Inc. since 1992 until the merger with Simione. From 1977 to 1985, Mr. Quinn worked in various programming and sales capacities for MCS, Inc. and its parent company supervising sales, product development and product support.

     Robert J. Simione has served as Senior Vice President of Consulting of Simione from October 1996 to the date of the MCS/Simione merger. From January 1976 until September 1996, Mr. Simione was a principal of Simione & Simione. Mr. Simione has significant experience in the financial and operational management of hospice providers and home health operations inside integrated delivery networks.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As more fully explained in Notes 1 and 2 to the Consolidated Financial Statements, MCS, Inc. is considered to have acquired Simione Central Holdings, Inc. on March 7, 2000, and the historical financial statements of the "Company" as discussed herein are therefore the historical financial statements of MCS, Inc. only, except where specifically noted.

     Conversely, the table below sets forth the high and low sales prices of CareCentric common stock subsequent to the merger and the high and low sales prices of Simione prior to the merger as reported on The Nasdaq Stock Market for the calendar periods indicated.

     The common stock of CareCentric has traded on The Nasdaq Stock Market's Smallcap Market under the symbol CURA since December 26, 2000. From June 6, 2000 until December 26, 2000, the common stock traded on the Nasdaq SmallCap Market under the symbol SCHI. From June 30, 1997 until June 6, 2000, the common stock traded on the Nasdaq National Market under the symbol SCHI, and prior to June 30, 1997 it traded on the OTC Bulletin Board under the symbol SCHI. During March 2000, the common stock was traded temporarily under the symbol SCHID on Nasdaq to reflect the 1-for-5 reverse stock split.

     As of March 30, 2001, CareCentric common stock was held by approximately 3,591 holders of record. For this purpose, stockholders whose shares are held by brokers on behalf of stockholders are not separately counted.

     The table below shows the reported quarterly high and low bid prices for CareCentric common stock on the OTC Bulletin Board for the period January 1, 1997 to June 29, 1997, and the reported quarterly high and low sales price for the CareCentric common stock on the Nasdaq National Market and Nasdaq Smallcap Market for the periods after June 30, 1997. The information set forth below does not include retail mark-ups, mark-downs or commissions. In addition, over-the-counter prices reflect inter-dealer prices, and may not necessarily represent actual transactions. The sales prices after the second quarter of 1997 reflect the value of CareCentric common stock following a 1-for-2 reverse stock split which occurred on June 30, 1997. The sales prices have been adjusted to reflect the effect of the 1-for-5 reverse stock split which occurred on March 7, 2000.

                            2000                  1999                    1998                    1997
                     -------------------   --------------------   ---------------------   ----------------------
                      HIGH        LOW       HIGH        LOW         HIGH        LOW         HIGH         LOW
                     --------   --------   --------  ----------   ---------   ---------   ----------  ----------

First Quarter        11.250     3.250      17.500     6.250        60.625      32.500       38.370      21.250
Second Quarter        4.875     2.000      21.250     6.875        81.250      31.250       33.750      25.000
Third Quarter         3.500     1.500      15.000     6.250        41.250       4.375       73.750      47.500
Fourth Quarter        4.125     2.250       9.375     5.000        16.250       5.000       70.625      35.000


     CareCentric has never declared or paid cash dividends on CareCentric common stock. CareCentric currently intends to retain future earnings, if any, for future growth and does not anticipate paying any cash dividends in the foreseeable future. CareCentric's line of credit includes restrictions on the payment of dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company. The selected consolidated financial data in the table as of and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 are derived from the audited consolidated financial statements of the Company. As more fully explained in Note 1 to the Consolidated Financial Statements, MCS, Inc. is considered to have acquired Simione Central Holdings, Inc. on March 7, 2000, and the historical financial statements of the "Company" as discussed herein are therefore the historical financial statements of MCS, Inc. only, except where specifically otherwise noted. See Note 1 to Notes to Consolidated Financial Statements for information about the Company's history. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto of the Company included herein.

                                                               YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------------------
                                         2000             1999           1998       1997            1996
                                    ---------------  -------------- --------------- --------  ------------
                                                        (in thousands, except per share data)

Net revenues:                      $  24,968         $  16,648      $ 14,901     $ 15,433        $ 14,636


Costs and expenses:
    Cost of revenues                  13,646            10,563         9,225        8,885           8,350
    Selling, general and
      administrative                  10,756             4,077         3,586        3,540           3,378
    Research and development           6,174             1,051           231            -               -
    Amortization and depreciation      3,960               230           194          119              94
                                    --------------  -------------- ------------- ----------   -------------
         Total costs and expenses     34,536            15,921        13,236       12,544          11,822
                                    --------------  -------------- ------------- ----------   -------------
    (Loss) income from operations     (9,568)              727         1,665        2,889           2,814

Other (expense) income:
    Interest expense                    (899)                -             -            -               -
    Interest and other income             68                45            47           74              52
                                    --------------  -------------- ------------- ----------   -------------
Net (loss)  income before taxes      (10,399)              772         1,712        2,963           2,866
                                    --------------  -------------- ------------- ----------   -------------
    Income tax benefit (expense)         154              (306)         (686)      (1,195)         (1,158)
                                    --------------- -------------- ------------- ----------   -------------
Net  (loss) income from continuing
  operations                         (10,245)              466         1,026        1,768           1,708
                                    --------------- -------------- ------------- ----------   -------------

Discontinued operations
    Income from operations of
    discontinued segment before
    taxes                                  -               251           671          401             249
    Applicable tax expense                 -               100           268          160             100
Net income from operations of
     discontinued segment                  -               151           403          241             149
                                    ---------------  -------------- ------------ ----------    ------------
Net  (loss) income                  $(10,245)          $   617       $ 1,429       $2,009          $1,857
                                    ===============  ============== ============ ==========    ============

Net (loss) income per share -
basic and diluted
    From continuing operations      $   (3.00)         $  0.31       $  0.69       $  1.19         $ 1.15
Weighted average common shares -
    basic and diluted                   3,418            1,490         1,490         1,490          1,490
                                    ===============  ============================== ===========   ==========
Net (loss) income per share -
basic and diluted
    From discontinued operations    $       -          $  0.10       $  0.27       $  0.16         $ 0.10
Weighted average common shares -
    basic and diluted                   3,418            1,490         1,490         1,490          1,490
                                    ===============  ============== =============== ===========   ==========
Net (loss) income per share -
basic and diluted
    From operations                 $   (3.00)         $  0.41       $  0.96       $  1.35          $1.25
Weighted average common shares -
    basic and diluted                   3,418            1,490         1,490         1,490          1,490
                                    ===============  ============== =============== ===========  ===========

                                                                     DECEMBER 31,
                                         2000            1999            1998           1997             1996
                                                                                                     (UNAUDITED)
                                  ---------------  -------------- --------------- --------------  ---------------
                                                                    (in thousands)
BALANCE SHEET DATA
    Cash and cash equivalents       $    362               47            60             40             34
    Working capital (deficit)        (13,765)          (1,542)       (1,745)        (2,110)        (1,754)
    Total assets                      35,120            6,696         5,279          4,895          4,489
    Long-term obligations                728                -             -              -              -
    Shareholders' equity (deficit)  $ 11,080           $  505          (981)        (1,640)        (1,312)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by such sections. When used in this report, the words "believe", "anticipate", "estimate", "expect", and similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K which address activities, events, or developments which the Company expects or anticipates will or may occur in the future, including statements regarding the Company's competitive position, the successful development of its software products, the impact on the Company of actual or proposed regulatory changes, the Company's expectations regarding the adequacy of current financing arrangements, product demand and market growth, and other statements regarding future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, and expected future developments as well as other factors it believes are appropriate in the circumstances. The Company's future financial performance could differ significantly from that set forth herein, and from the expectations of management. Important factors that could cause the Company's financial performance to differ materially from past results and from those expressed in any forward looking statements include, without limitation, the inability to obtain additional capital resources, variability in quarterly operating results, customer concentration, product acceptance, long sales cycles, long and varying delivery cycles, the Company's dependence on business partners, emerging technological standards, changing regulatory standards, inability to retain or hire experienced and knowledgeable employees, risks associated with acquisitions, increased regulation of the health care industry, future consolidation of the health care industry, potential liability in connection with the Department of Labor investigation or IRS audit, the need to develop new and enhanced products, product delays and errors, competition, difficulty protecting intellectual property rights, and the risk factors detailed in the Company's Registration Statement on Form S-4 (File No. 333-96529) and in the Company's periodic reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

     The following is a discussion of the consolidated financial condition and results of operation of the Company for the three years ended December 31, 2000 and certain factors that will affect the Company's financial condition. In these discussions, most percentages and dollar amounts have been rounded to aid presentation; as a result, all such figures are approximations. References to such approximations have generally been omitted.

     As more fully explained in Notes 1 and 2 to the Consolidated Financial Statements, MCS, Inc. is considered to have acquired Simione Central Holdings, Inc. on March 7, 2000, and the historical financial statements of the "Company" as discussed herein are therefore the historical financial statements of MCS, Inc. only, except where specifically noted.

OVERVIEW

     CareCentric, Inc. (formerly known as Simione Central Holdings, Inc.) ("CareCentric" or the "Company") is a leading provider of information technology systems and related services and consulting services designed to help home health care providers more effectively operate their businesses in today's environment. The Company's focus is to help home health care providers streamline their operations and better serve their patients. CareCentric offers several comprehensive software solutions. Each of these solutions provides a basic set of software applications and specialized modules which can be added based on customer demand. These software solutions are designed to enable customers to generate and utilize comprehensive financial, operational and clinical information. In addition to its software solutions and related software support services, CareCentric's home health care consulting services assist providers in addressing the challenges of:

     -    reducing costs;
     -    regulatory compliance;
     -    maintaining quality;
     -    streamlining operations;
     -    re-engineering organizational structures; and
     -    analyzing and performing due diligence in mergers and acquisitions.

CareCentric has over 2,500 customers nationwide, including:

     -    hospital-based facilities;
     -    free-standing home health care providers;
     -    alternate-site care organizations;
     -    home medical IV, infusion and rehabilitation equipment providers;
     -    integrated delivery networks (IDN); and
     -    government-managed organizations.

     Through a subsidiary, Simione Central Holdings, Inc. formerly provided comprehensive agency support services which included administrative, billing and collection, training, reimbursement and financial management services, among others. This line of business was discontinued in December 1999.

     The Company sells its software pursuant to non-exclusive license agreements which provide for the payment of a one-time license fee. In accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Revenue Recognition", these revenues are recognized when products are delivered and the collectibility of fees is probable, provided that no significant obligations remain under the contract. Revenues derived from the sale of software products requiring significant modification or customization are recognized when products are delivered and collectibility of fees is probable, provided that no significant obligations remain under the contract. The price of the Company's software varies depending on the number of software modules licensed and the number of users accessing the system and can range from under ten thousand dollars to a few million dollars. The Company generally requires payment of a deposit upon the signing of a customer order as well as certain additional payments prior to delivery. As a result, the Company's balance sheet reflects significant customer deposits.

     Third-party software and computer hardware revenues are recognized when the related products are shipped. Software support agreements are generally renewable for one year periods, and revenue derived from such agreements is recognized ratably over the period of the agreements. The Company has historically maintained high renewal rates with respect to its software support agreements. The Company generally charges for software implementation, training and technical consulting services as well as management consulting services on an hourly or daily basis. The Company is now offering "tiered pricing" for implementation of new systems whereby the customer pays a fixed fee for a certain level of packaged services and daily fees for services beyond the package. Consulting services are sometimes sold on a fixed, per engagement, basis. The price of such services varies depending on the level and expertise of the related professionals. These revenues are recognized as the related services are performed.

     The Company defines recurring revenues as revenues derived under software support agreements, whether annual or otherwise. These revenues were approximately $11.0 million, or 44% of total net revenues, for the year ended December 31, 2000, $3.5 million, or 23.3% of total net revenues, for the year ended December 31, 1999, and $3.3 million, or 21.2% of total net revenues, for the year ended December 31, 1998. Unless and until revenues generated from sales of new systems increases, recurring revenues will represent a greater portion of its total net revenues.

     The Company believes that continued development and enhancement of its software systems are critical to its future success, and anticipates that the total amount of research and development expense will increase, but should decrease as a percentage of total net revenues as the Company grows its revenues. Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. For the years ended December 31, 2000, 1999, and 1998, the Company had no capitalized computer software and development costs.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

     Results of operations for the twelve months ended December 31, 2000 included the operations of the former MCS for the full twelve months and the operations of Simione Central Holdings, Inc. (Simione) only for the period subsequent to March 7, 2000. Results of operations for the twelve months ended December 31, 1999 included only the operations of the former MCS. Consequently, a comparison of the 2000 and 1999 Statements of Operations is not meaningful to an understanding of the Company's relative performance in 2000. For purposes of comparability, therefore, the following discussion reflects the pro forma assumption that the operations of Simione, MCS and CareCentric Solutions, Inc.
(CSI) were arithmetically combined for each of the twelve month periods ended December 31, 2000 and 1999.

     Net Revenues. Revenues (exclusive of Simione's Outsourcing Segment which was discontinued at the end of 1999) were $27.3 million for the twelve months ended December 31, 2000 and $40.0 million for the twelve months ended December 31, 1999. Revenues from software systems decreased $10.6 million, or 53%, to $9.5 million in 2000 from $20.1 million in 1999. Software maintenance revenues were unchanged in 2000 from 1999 at $12.5 million. Revenues from consulting services decreased $2.1 million, or 28%, to $5.3 million in 2000 from $7.4 million in 1999.

     These significantly reduced "comparable revenues" are attributable principally to reduced bookings of software and equipment sales in the final quarter of 1999 and early part of 2000, as well as relatively weak software and hardware sales in the last quarter of 2000. The Company believes these results are traceable generally to adverse economic conditions prevailing in the home healthcare marketplace and more specifically to uncertainties surrounding the MCS/Simione merger on March 7, 2000 and customer concerns related to "Year 2000 functionality". Other factors include discontinuance of product lines and consolidation of certain operations and functions in connection with the merger or to reduce costs. Finally, the results were affected by uncertainties in the marketplace related to a new home health care provider reimbursement system, the Prospective Payment System, or PPS, implemented by the Health Care Financing Administration (HCFA) in October of 2000. The PPS payment system is based upon pre-set per episode fees, in contrast to the former Interim Payment System,
(IPS), which it replaced, which was based upon Medicare's historical cost reimbursement practice. As such, PPS represented a radical departure from past practice and introduced significant uncertainty in the home health care industry. While the Company expects this to be a short-lived phenomenon as the impact of PPS becomes clearer and the Company's core customer base gains experience in the PPS environment, in the short run, information technology spending in the home health industry has been and continues to be adversely affected.

     Cost of Revenues. Cost of revenues decreased $13.2 million, or 48%, to $14.4 million in 2000 from $27.6 million in 1999. As a percentage of total net revenues, cost of revenues decreased to 52.8% in 2000 from 69.0% in 1999. The $13.2 million decrease resulted primarily from the corresponding decrease in revenue for both software and services and consulting. The decrease as a percentage of total net revenues is principally due to the impact of a higher ratio of higher margin sales to total sales.

     Selling, General and Administrative. Selling, general and administrative expenses decreased $6.8 million, or 36%, to $12.2 million in 2000 from $19.0 million in 1999. As a percentage of total net revenues, selling, general and administrative expenses were 44.8% in 2000 and 47.5% in 1999. This dollar decrease was attributable to synergies derived from the merger and cost savings initiatives implemented in 2000. Cost savings were primarily realized through the centralization of administrative functions and elimination of non-essential facilities and excess capacity. These initiatives are continuing in 2001.

     Research and Development. Research and development expenses increased $0.9 million, or 14.8%, to $7.0 million in 2000 from $6.1 million in 1999. As a percentage of total net revenues, research and development expenses increased to 25.5% in 2000 from 15.0% in 1999. This dollar increase was attributable to additional development costs for all continuing products, but especially for The Smart Clipboard(R), PharmMed Rx(TM) and HMExpress.

     Amortization and Depreciation. Amortization and depreciation increased by $1.1 million to $4.7 million in 2000 from $3.6 million in 1999. This increase includes approximately $1.0 million of amortization expenses attributable to the Simione/MCS merger on March 7, 2000. See Notes 3 and 4 to the accompanying Consolidated Financial Statements.

     Operating Loss. The Company's operating loss from continuing operations, reflecting the same assumptions as above for purposes of comparability, decreased from ($15,483,000) for the twelve months ended December 31, 1999 to ($11,789,000) for the twelve months ended December 31, 2000. Management believes this reduced operating loss, despite significantly reduced revenues on a comparable basis, is primarily the result of the aforementioned cost saving initiatives implemented subsequent to the MCS/Simione merger on March 7, 2000.

     Other Income (Expense). Interest expense relates to the borrowings under the Company's line of credit agreements and capital lease obligations and has increased by approximately $657,000. Interest and other income consists principally of interest income related to customer finance charges and the Company's short term cash investments and has decreased by approximately
$130,000. The Company expects further increases in 2001 due to increased borrowing.

     Income Taxes. The Company has not incurred or paid any income taxes since its inception. At December 31, 2000, CareCentric had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $28.6 million. Such losses expire beginning in 2010, if not utilized. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL carryforwards may be limited as to their utilization in any year. The Company has concluded that it is more likely than not that these NOL carryforwards will not be realized based on a weighing of available evidence at December 31, 2000, and accordingly, a 100% deferred tax valuation allowance has been recorded against these assets. See Note 7 to the accompanying Consolidated Financial Statements.

     The income tax benefit of $154,000 reflected in the financial statements for 2000 relates primarily to losses incurred by MCS between January 1, 2000 and March 7, 2000 while it was a subsidiary of Mestek. The income tax benefit arises due to the inclusion of MCS's results for this period in Mestek's consolidated federal and state income tax filings for 2000.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

     Results of operations for the twelve months ended December 31, 1999 and 1998 reflect the operations of MCS only. The discussion which follows is therefore not reflective of the Company as constituted subsequent to the Simione/MCS merger on March 7, 2000. No attempt has been made for purposes of the following discussion to arithmetically combine the 1999 and 1998 results of operations of MCS, Simione, and CSI for purposes of comparability as the results would not be meaningful to an understanding of the Company as presently constituted.

     Net Revenues. Total net revenues increased $1.7 million, or 11.7%, to $16.6 million in 1999 from $14.9 million in 1998. This increase was traceable principally to improved delivery of MestaMed(R) software system sales based upon high bookings in the fourth quarter of 1998 and accelerated shipment of systems sold in the fourth quarter of 1999.

     Cost of Revenues. As a percentage of total net revenues, cost of revenues increased to 63.4% in 1999 from 61.9% in 1998 owing principally to increased spending on the Company's customer support infrastructure.

     Selling, General and Administrative. Selling, general and administrative expenses increased $0.5 million, or 13.7%, to $4.1 million in 1999 from $3.6 million in 1998. As a percentage of total net revenues, selling, general and administrative expenses were 24.5% in 1999 and 24.1% in 1998. The increase in cost was attributable principally to a revised sales compensation program and incremental spending on outside marketing consulting services.

     Research and Development. Research and development expenses increased $0.8 million, to $1.1 million in 1999 from $0.2 million in 1998. As a percentage of total net revenues, research and development expenses increased to 6.3% in 1999 from 1.5% in 1998. The increased spending related to development work on (1) Mentor, an interactive multimedia training system, (2) open data base connectivity (ODBC) for the Company's MestaMed(R) product and (3) a graphical user interface (GUI) for MestaMed(R).

     Amortization and Depreciation. Amortization and depreciation expense was relatively unchanged at $0.2 million in 1999 and 1998.

     Other Income (Expense) Other income consists principally of interest income related to the customer finance charges and the Company's short term cash investments and has decreased by approximately $2,000.

     Income Taxes. The Company's federal and state income tax provisions approximated 40% for both 1999 and 1998.

SELECTED QUARTERLY FINANCIAL RESULTS

     The Company's quarterly operating results have been and will likely continue to be subject to significant fluctuations. Revenues can be expected to vary significantly as a result of the acceleration or delay of system implementations due to customer requirements or other factors beyond the Company's control, fluctuations in demand for existing systems and services and the Company's ability to manage successfully any future growth. The sales cycles related to its systems offerings and agency support contracts can be long and difficult to predict, resulting in variability of revenues. In addition, the implementation period related to new installations the Company's information systems can range from a few months to one year while add-ons can occur more quickly. The unpredictability of revenues could in any quarter result in a shortfall relative to quarterly expectations. Many other factors may contribute to fluctuations in the Company's operating results. Accordingly, the Company believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

     The following table sets forth certain unaudited consolidated quarterly financial data for each of the four quarters for the period ended December 31, 2000 and includes the operations of the former MCS for the full twelve months and the operations of Simone for the period subsequent to March 7, 2000. This information is unaudited, but, in the opinion of the Company's management, includes all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the information in accordance with generally accepted accounting principles generally accepted in the United States. These quarterly results of operations are not necessarily indicative of future operating results. Quarterly information for periods prior to 2000 is not shown as this data relates to MCS only and is, therefore, not meaningful in comparison to the 2000 data. A Combinted Total column is included reflecting the combination of the results of operations of MCS and Simione for the full year 2000.

                                                                     FISCAL YEAR 2000
                                                                  (dollars in thousands)
                                         -----------------------------------------------------------------------------
                                                                                                           COMBINED
                                          MAR 31      JUNE 30       SEP30        DEC 31        TOTAL         TOTAL
                                         ---------    --------     --------     ---------    ----------    -----------
Net revenues:                             $ 4,000     $ 6,257      $ 8,547       $ 6,164      $ 24,968        $27,277

Costs and expenses:
   Cost of revenues                         2,547       3,954        3,756         3,389        13,646         14,415
   Selling, general and administrative      1,453       2,807        3,262         3,234        10,756         12,214
   Research and development                   711       1,780        1,897         1,786         6,174          6,952
   Amortization and depreciation              426       1,183        1,171         1,180         3,960          4,700
                                         ---------    --------     --------     ---------    ----------    -----------
      Total costs and expense               5,137       9,724       10,086         9,589        34,536         38,281
                                         ---------    --------     --------     ---------    ----------    -----------

(Loss) income from operations             (1,137)     (3,467)      (1,539)       (3,425)       (9,568)        (11,004)

Other (expense) income:
   Other (expense) income                     (6)           -            -             -           (6)
   Interest expense                          (76)       (189)        (316)         (318)         (899)          (939)
   Interest and other income                   12          28           17            17            74              -
                                         ---------    --------     --------     ---------    ----------    -----------
Net (loss) income before income taxes     (1,207)     (3,628)      (1,838)       (3,726)      (10,399)       (11,943)
                                         ---------    --------     --------     ---------    ----------    -----------

   Income tax benefit (expense)               157           -          (7)             4           154            154
                                         ---------    --------     --------     ---------    ----------    -----------
Net (loss) income                         (1,050)     (3,628)      (1,845)       (3,722)      (10,245)       (11,789)
                                         ---------    --------     --------     ---------    ----------    -----------

Net (loss) income per share - basic
and diluted                               $(0.50)     $(0.94)      $(0.48)       $(0.97)       $(3.00)
Weighted average common shares - basic
and diluted                                 2,113       3,850        3,850         3,850         3,418
                                         =========    ========     ========     =========    ==========

Note: Quarterly earnings per share figures do not arithmetically add to the full year 2000 earnings per share due to interim changes in weighted average shares outstanding during 2000. The above numbers reflect the effect of a one for five reverse stock split effected in connection with the MCS/Simione merger on March 7, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     In May 1999, Simione entered into a definitive agreement to merge with MCS, a wholly owned subsidiary of Mestek, as more fully explained in Note 1 to the Consolidated Financial Statements. For every share of outstanding Simione common stock, Simione agreed to issue approximately 0.85 shares of its common stock to Mestek in the exchange. MCS was a leading provider of information systems and services to the home health care industry with approximately $14.9 million in revenues and $1.4 million in net income in 1998.

     In August 1999, Simione acquired CareCentric Solutions, Inc. (CSI) pursuant to a merger for approximately 3.0 million shares (before giving effect to Simione's one for five split) of Simione's Series A Preferred Stock. The preferred stock was valued at $3.00 per share, pre-split, at closing. The total purchase price was approximately $12 million, of which $0.2 million was paid in cash, $2.7 million was in the form of assumed liabilities, and $9.3 million was in the form of Series A Preferred Stock of Simione. Under the terms of the merger, Simione was required to issue up to an additional approximately 3.0 million shares, pre-split, of common stock if Simione's common stock did not meet certain price targets during the fourth quarter of 2000. Because those price targets were not satisfied, in March 2001, Simione (now CareCentric, Inc.) issued 593,668 shares of its common stock to former holders of CSI preferred stock and CSI noteholders. In conjunction with the acquisition of CSI in August 1999, Simione assumed a loan from a bank with an outstanding balance of $1.5 million. The $1.5 million bank loan was retired in connection with a new loan extended by Mestek to Simione in September 1999, described in the next paragraph.

     In September 1999, in connection with an amendment of the MCS merger agreement, Simione received $3.0 million in loan proceeds from Mestek, the parent company of MCS. The Mestek loan accrued interest at the BankBoston prime rate plus 2%. The loan proceeds were used to retire $1.5 million of term loans assumed with the acquisition of CSI and to fund operating needs. When the MCS merger was completed, Mestek's note evidencing this loan and other loans described below were converted into Series B Preferred Stock and a warrant to purchase CareCentric common stock.

     In November 1999, Simione received $1.6 million of loans from Mestek ($850,000) and two stockholders of Simione ($750,000), Barrett C. O'Donnell and David Ellis, to fund operating needs and continue the execution of product strategies in the fourth quarter of 1999. The $850,000 loan from Mestek was converted into newly issued Series C Preferred stock of Simione at the closing of the MCS merger. The loan from Mr. O'Donnell along with $100,000 in deferred salary were exchanged for a $600,000 subordinated note, convertible into common stock at $2.51 per share, with interest at 9% per annum and a maturity date of August 8, 2005. The loan from Dr. Ellis was paid in full on July 12, 2000 from the credit facility provided by Wainwright Bank and Trust Company. See Note 5 to the accompanying Consolidated Financial Statements.

     In February 2000, Simione received an additional $1.0 million of loan proceeds from Mestek. The loan proceeds were used to fund Simione's operating needs until completion of the merger with MCS, and carried the same terms and security as the $3.0 million loan received from Mestek in September 1999. On March 7, 2000, the merger with MCS was completed and Mestek's notes evidencing the $1.0 million and $3.0 million loans, together with an additional $2.0 million in cash from Mestek were converted into Series B Preferred Stock and a warrant to purchase CareCentric common stock. The consolidation of the accounts receivable of MCS into the then outstanding balance of Simione's accounts receivable provided an additional $1.5 million of borrowing capacity on the $5.0 million bank line of credit established by Simione in September 1999.

     Immediately after the Simione/MCS merger on March 7, 2000, the Company had cash and cash equivalents of $3.5 million and short and long term debt from all sources of $2.5 million, for a positive net cash/(debt) position of approximately $1.0 million. In order to supplement its capital resources, the Company, subsequent to the merger, undertook a search for additional capital resources which resulted in the creation of the following credit and debt facilities and preferred equity securities:

                   SOURCE                      FUNDING                   FORM                 DATE CLOSED
       -------------------------------   --------------------    ---------------------- ------------------------

       John E. Reed                           $ 1,000,000        Series D Preferred Stock    June 22, 2000

       John E. Reed                             6,000,000        Line of Credit              June 22, 2000

       Wainwright Bank and Trust                6,000,000        Line of Credit              July 12, 2000
       Company
                                         --------------------

                                             $ 13,000,000
                                         ====================

     These three transactions are described in greater detail in Notes 5 and 9 to the accompanying Consolidated Financial Statements. The Wainwright Bank and Trust Company line of credit was used to pay off the Silicon Valley Bank line of credit, certain short term loans from Mestek, and the note payable to David O. Ellis. The Wainwright Line of Credit expires July 11, 2001 and payment is guaranteed by Mestek.

     Subsequent to March 7, 2000, the Company's consumption of cash as illustrated by the total of its net debt (borrowings less cash) and preferred equity position has evolved as follows:

                                       Net Debt
                               Preferred Equity Position      Net Change
                               -------------------------      ----------
    March 7, 2000                 ($ 5,851,000)
    March 31, 2000                ($ 8,052,000)               ($2,201,000)
    June 30, 2000                 ($ 9,663,000)               ($1,611,000)
    September 30, 2000            ($11,987,000)               ($2,324,000)
    December 31, 2000             ($14,684,000)               ($2,697,000)
    March 31, 2001                ($16,596,000)               ($1,912,000)

     During 2000 the Company incurred operating losses and experienced significant problems collecting its accounts receivable because of the depressed operating condition of its customers due to the negative effects of the current government limits over home medical cost reimbursement and the costs to date of developing, implementing and supporting The Smart Clipboard(R) product, which have been higher than anticipated. In addition, sales revenue in 2000 was lower than planned in the core MestaMed(R), DME VI and STAT2 products while new sales of The Smart Clipboard(R) and Tropical products (now discontinued) did not develop as quickly as projected. The merger with Simione added additional products and resources and, importantly, added to the Company's critical mass of installed sites but the Company's longer term success will depend upon increased sales of new software systems and successful installation performance, including in particular The Smart Clipboard(R) and MestaMed(R). In this connection, the Company recorded a significant increase in bookings of new systems in all of its major product lines in March, 2001. Notwithstanding the financial conditions prevailing in the home health marketplace, the Company continued to fund significant product development initiatives during 2000 and during the first quarter of 2001. Accordingly, until revenues increase sufficiently to cover these forward-looking costs and operating expenses, the Company remains dependent on its majority shareholder for its working capital financing. The Company's majority shareholder has stated his intention and ability to continue to advance cash to the Company in accordance with the terms of his credit facility.

     As of March 31, 2001, the Company has untapped credit capacity of approximately $4.3 million from the aforementioned facilities. The Company believes that its funding sources, in combination with the funds available from its cash, cash equivalents and cash to be generated from future operations, will be sufficient to meet the Company's operating requirements, assuming no material adverse change in the operation of the Company's business, until at least December 31, 2001.

     As of December 31, 2000, the Company had negative working capital of $13.8 million and cash and cash equivalents of $0.4 million. The Company's current liabilities as of December 31, 2000 include customer deposits of $2.5 million and unearned revenues of $5.0 million.

     Net cash provided by (used in) operating activities for the years ended December 31, 2000, 1999, and 1998 was ($7.2) million, ($0.3) million, and $1.3 million, respectively. Cash used in 2000 principally funded operating losses and was also used to pay various liabilities reflected on the Simione balance sheet as of March 7, 2000. The pre-merger Simione liabilities paid in this manner include severance pay, excess office space, excess leased computer equipment, and legal fees.

     Cash flows from financing activities include (1) net line of credit and other borrowings during 2000 (excluding debt acquired in the merger), (2) $1 million of capital raised via the issuance in June of 2000 of the Series D Preferred Stock, and (3) cash acquired in the merger on March 7, 2000 of approximately $3.5 million.

     Inflation has not had, and is not expected to have, a material impact on the Company's operations. If inflation increases, the Company will attempt to increase its prices to offset increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.

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

     On December 3, 1999, the SEC released Staff  Accounting  Bulletin 101, (SAB
101) "Revenue Recognition in Financial Statements." This bulletin established more clearly defined revenue recognition criteria than previously existing accounting pronouncements. On June 26, 2000, the SEC released SAB 101B, which delayed the required implementation of SAB 101 until no later than the fourth quarter of fiscal years ending December 31, 2000. The Company believes that the effects of this bulletin were not material to its financial position, results of operations or cash flow.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As of December 31, 2000, the Company's obligations include variable rate notes payable and a line of credit bank note with aggregate principal balances of approximately $7.2 million which mature at various dates through 2005. The Company is exposed to the market risk of significant increases in future interest rates. Each incremental point in the prime interest rate would increase the Company's interest expense by approximately $66,000 per year.

     At December 31, 2000, the Company had accounts receivable of approximately $8.5 million (net of an allowance for doubtful accounts of $551,000). The Company is subject to a concentration of credit risk because most of the accounts receivable are due from companies in the home health industry.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial Statements and Supplementary Data appear on pages 36 to 52 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective June 9, 2000, the Company decided to appoint Grant Thornton LLP as the Company's independent accountants for the fiscal year ended December 31, 2000 and dismissed Arthur Andersen LLP. The decision to change accountants was recommended by the Audit Committee and approved by the Board of Directors of the Company. Grant Thorton had been the auditors for MCS prior to the merger.

     None  of  the  "reportable   events"  described  in  Item  304(a)(1)(v)  of
Regulation S-K occurred with respect to the Company during the last three fiscal years or in the subsequent interim period to June 9, 2000.

     Except as described below, during the last two fiscal years and subsequent interim period to June 9, 2000, the Company did not consult with Grant Thornton LLP regarding any of the matters or events set forth in Item (304)(a)(2)(i) and
(ii) of Regulation S-K. Grant Thornton had been the auditor for MCS, Inc. for several years for the period preceding the merger. After the completion of the MCS merger, the historical financial statements of MCS, Inc. were deemed to be the financial statements of the Company. The Company consulted with Grant Thornton regarding the financial statements after the completion of the merger. Simione did not consult with Grant Thornton regarding accounting matters pertaining to the financial statements of the Company prior to the MCS merger.


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

EXHIBIT
NUMBER                                                 DESCRIPTION
------                                                 -----------

2.1(1,3) --    Agreement  and Plan of Merger dated as of July 12, 1999 among the
               Company,   Simione   Acquisition   Corporation   and  CareCentric
               Solutions, Inc.

2.2(1,2) --    Second  Amended  and  Restated  Agreement  and Plan of Merger and
               Investment Agreement dated as of October 25, 1999 by and among MCS, Inc., Mestek, Inc., the Company, John E. Reed, Stewart B.
               Reed and E. Herbert Burk.

3.1     --     Amended and Restated Certificate of Incorporation of the Company.

3.2*    --     Certificate of Ownership and Merger of Simione Central  Holdings,
               Inc. with and into CareCentric, Inc.

3.3     --     Amended  and  Restated  Bylaws of the  Company  (Incorporated  by
               reference to Exhibit 3.3 of the Company's Registration Statement on Form S-1 (Registration Number 333-25551) as filed with the Securities and Exchange Commission).

4.1*    --     Specimen  Stock  Certificate  of  the  Company  (Incorporated  by
               reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration Number 333-25551) as filed with the Securities and Exchange Commission).

4.2     --     See  Exhibits  3.1  and  3.2  for  provisions  of  the  Company's
               Certificate of Incorporation and Bylaws governing the rights of holders of securities of the Company.

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

10.7+    --    CareCentric,  Inc. Profit Sharing Plan dated October 31, 1996, as amended (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission).

10.8+    --    CareCentric, Inc. Section 125 Plan effective date January 1, 1997
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

10.15+   --    Severance Agreement dated July 22, 1998 between CareCentric, Inc.
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

10.16.1* --    Addendum to  Executive  Employment Agreement  dated  December 20,
               2000  between  Simione  Central  Holdings,  Inc.  and William  J.
               Simione, Jr.

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

10.23    --    Loan and  Security  Agreement  by and  between  National  Bank of
               Canada  and   CareCentric,   Inc.,  dated  as  of  June  6,  1997
               (Incorporated  by  reference  to Exhibit  10.34 of the  Company's
               Current  Report on Form 8-K dated June 21, 1997 as filed with the
               Securities and Exchange Commission).

10.24    --    Loan and Security  Agreement by and between Wachovia Bank, NA and the Company dated as of May 11, 1998.

10.25    --    Remarketing  Agreement  dated  April  17,  1998  between  Simione
               Central National, Inc. and Eclipsys Corporation.

10.26    --    Stock   Purchase   Agreement   dated  April  17,   1998   between
               CareCentric, Inc., Eclipsys Corporation and certain stockholders of the Company.

10.27(3) --    Form of  Shareholder  Voting  Agreement by and among the Company,
               Daniel J.  Mitchell  as agent  for  shareholders  of  CareCentric
               Solutions,  Inc. and each of Barrett C.  O'Donnell  and O'Donnell
               Davis, Inc.

10.28(3) --    Shareholder   Voting   Agreement   by  and  among  the   Company,
               CareCentric Agent, and Mestek, Inc.

10.29    --    Warrant  to  Purchase  Common  Stock  dated  March 7, 2000 by and between the Company and Mestek, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2000, (File No. 000-22162)).

10.30(4) --    Merger  Option  Agreement  by and between the Company and Mestek,
               Inc. dated March 7, 2000.

10.31(4) --    Series D Convertible  Preferred  Stock Purchase  Agreement  dated
               June 12, 2000 between the Company and John E. Reed.

10.32(4) --    Secured  Convertible Credit Facility and Security Agreement dated
               June 12, 2000 between the Company, Simione Central National, LLC and Simione Central Consulting, Inc. and John E. Reed.

10.33(4) --    Warrant  dated  June 12,  2000 by and  between  the  Company  and
               Mestek, Inc.

10.34    --    Warrant  dated  July 12,  2000 by and  between  the  Company  and
               Mestek, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 2000).

10.35    --    Loan and Security  Agreement by and between the Company,  Simione
               Central  National,  LLC,  Simione  Central  Consulting,  Inc. and
               Wainwright   Bank  and  Trust   Company,   dated  July  10,  2000
               (Incorporated  by reference  to Exhibit 10.1 to the  Registrant's
               Quarterly Report on Form 10-Q for the quarter ended September 30,
               2000 (File No. 000-22162)).

10.36*   --    Lease   Agreement  dated  January  16,  2001   between   Prentiss
               Properties   Acquisition  Partners,   L.P.  and  Simione  Central
               Holdings, Inc.

10.37*   --    Sublease  dated  June 17,  1999  between   Healthfield,  Inc. and
               Simione   Central   Holdings,   Inc.,   and   consented   to   by
               Environmental Design International, Inc.

10.38*   --    Sublease dated December 20,  2000  between  International  Paper,
               Inc. and Simione Central Holdings, Inc.

10.39*   --    Sublease  Lease  Agreement  dated January  15,  2000  between The
               Profit   Recovery  Group  International  USA,   Inc.  and Simione
               Central Holdings, Inc.

16.1     --    Letter  re  change  in  Certifying  Accountant  (Incorporated  by reference to Exhibit 4.1 of the Company's  Current Report on Form
               8-K dated February 8, 1999 as filed with the Securities and Exchange Commission).

16.2     --    Letter  re  change  in  Certifying  Accountant  (Incorporated  by reference to Exhibit 4.1 of the Company's  Current Report on Form
               8-K dated June 14, 2000 as filed with the Securities and Exchange
               Commission).

21.1*    --    Subsidiaries of the Company.

23.1*    --    Consent of Grant Thornton LLP.

___________________________________


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

(2) Incorporated herein by reference to Exhibit 2.1 to the Form 10 of MCS, Inc. (File No. 000-27829) filed on October 26, 1999.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K dated as of August 12, 1999 (File No. 000-22162).

(4) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2000 (File No. 000-22162).

(b) Reports on Form 8-K.

On December 20, 2000, the Company filed a Current Report on Form 8-K reporting the change of its Nasdaq symbol to "CURA".

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CARECENTRIC, INC.


Date:  April 17, 2001                  /s/ R. BRUCE DEWEY
                                       ---------------------------------------
                                       By: R. Bruce Dewey
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                  DATE

/s/ R. BRUCE DEWEY                       President, Chief Executive Officer     April 17, 2001
--------------------------------         and Director (principal executive
R. Bruce Dewey                           officer)

/s/ STEPHEN M. SHEA                      Chief Financial Officer and            April 17, 2001
--------------------------------         Treasurer (principal financial and
Stephen M. Shea                          accounting officer)

/s/ WILLIAM J. SIMIONE, JR.              Executive Vice President and Director  April 17, 2001
--------------------------------
William J. Simione, Jr.

/s/ DAVID O. ELLIS                       Director                               April 17, 2001
--------------------------------
David O. Ellis

/s/ WINSTON R. HINDLE, JR.               Director                               April 17, 2001
--------------------------------
Winston R. Hindle, Jr.

/S/ BARRETT C. O'DONNELL                 Director                               April 17, 2001
--------------------------------
Barrett C. O'Donnell

/s/ JOHN E. REED                         Director                               April 17, 2001
--------------------------------
John E. Reed

/s/ EDWARD K. WISSING                    Director                               April 17, 2001
--------------------------------
Edward K. Wissing

CARECENTRIC, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Report of Independent Public Accountants - Grant Thornton LLP.................36
Consolidated Balance Sheets...................................................37
Consolidated Statements of Operations.........................................38
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended
     December 31, 2000, 1999, and 1998........................................39
Consolidated Statements of Cash Flow for the years ended
     December 31, 2000, 1999, and 1998........................................40
Notes to Consolidated Financial Statements....................................41

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of CareCentric, Inc.:

We have audited the accompanying consolidated balance sheets of CARECENTRIC, INC. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CareCentric, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II included herein is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        /s/ GRANT THORNTON LLP

GRANT THORNTON LLP
Boston, Massachusetts
April 2, 2001

                                CARECENTRIC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ($000s)

                                                                    DECEMBER 31,
                                                             2000                  1999
                                                        ------------------    -----------------
ASSETS

 Current assets:
     Cash and cash equivalents                          $    362,000         $     47,000
     Accounts  receivable,  net  of  allowance
        for doubtful accounts  of $551,000
        and $166,000 respectively                          8,484,000            4,329,000
     Prepaid expenses and other current assets               701,000              273,000
                                                        ----------------    -----------------
        Total current assets                               9,547,000            4,649,000

Purchased  software,  furniture and equipment, net         1,957,000              920,000
Intangible assets, net                                    23,405,000                    -
Other assets                                                 211,000            1,127,000
                                                       -----------------    -----------------
       Total assets                                    $  35,120,000        $   6,696,000
                                                       =================    =================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Line of credit                                    $   5,996,000          $         -
     Notes Payable                                           600,000                    -
     Accounts payable                                      1,156,000            1,137,000
     Accrued compensation expense                            616,000              393,000
     Accrued liabilities                                   7,447,000            1,334,000
     Customer deposits                                     2,496,000              419,000
     Unearned revenues                                     5,001,000            2,908,000
                                                      ------------------    -----------------
       Total current liabilities                          23,312,000            6,191,000

Accrued liabilities, less current portion                    128,000                    -

Note payable long-term                                       600,000                    -
                                                      ------------------    -----------------
           Total Liabilities                              24,040,000            6,191,000

Shareholders' equity:
     Preferred Stock;  10,000,000   shares
          authorized
     Series B Preferred, $.001 par value;
          5,600,000  issued and outstanding                    6,000                    -

     Series C Preferred, $.001 par value;
          850,000  issued and outstanding                      1,000                    -

     Series D Preferred, $.001 par value;
          398,000  issued and outstanding                          -                    -

     Common stock, $.001 par value; 20,000,000
          shares authorized; 3,849,816 shares
          issued and outstanding at
          December 31, 2000
          1,489,853   shares  issued  and
          outstanding  at December 31, 1999                    4,000                1,000

     Additional paid-in capital                           21,070,000            1,260,000
     Stock warrants                                        1,000,000                    -
     Accumulated deficit                                 (11,001,000)            (756,000)
                                                    ------------------    -----------------
       Total shareholders' equity                         11,080,000              505,000
                                                    ------------------    -----------------

       Total   liabilities  and
       shareholders' equity                            $  35,120,000        $   6,696,000
                                                    ==================    =================


See notes to consolidated financial statements.

The above financial statements reflect the fact that for accounting purposes, MCS, Inc. is deemed to have acquired CareCentric, Inc. on March 7, 2000, the date of the merger, as more fully explained in Notes 1 and 2 to the Consolidated Financial Statements.

                                CARECENTRIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                    ------------------------------------------------------------
                                                          2000                 1999                 1998
                                                    ------------------   ------------------   ------------------

        Total revenues, net                              $ 24,968,000         $ 16,648,000         $ 14,901,000

Costs and expenses:
    Cost of revenues                                       13,646,000           10,563,000            9,225,000
    Selling, general and administrative                    10,756,000            4,077,000            3,586,000
    Research and development                                6,174,000            1,051,000              231,000
    Amortization and depreciation                           3,960,000              230,000              194,000
                                                    ------------------   ------------------   ------------------
         Total costs and expenses                          34,536,000           15,921,000           13,236,000
                                                    ------------------   ------------------   ------------------

 (Loss) income from operations                            (9,568,000)              727,000            1,665,000

Other (expense) income:
    Interest expense                                         (899,000)                   -                    -
    Interest and other income                                  68,000               45,000               47,000
                                                    ------------------   ------------------   ------------------
    (Loss)  income from  continuing  operations
     before taxes                                         (10,399,000)             772,000            1,712,000
                                                    ------------------   ------------------   ------------------

    Income tax benefit (expense)                              154,000             (306,000)            (686,000)
                                                    ------------------   ------------------   ------------------
    (Loss) income from continuing operations             $(10,245,000)         $   466,000         $  1,026,000
                                                    ------------------   ------------------   ------------------

Discontinued operation:
    Income from operations of discontinued
         segment before taxes                                       -              251,000              671,000

    Applicable tax expense                                          -              100,000              268,000
                                                    ------------------   -------------------   -----------------
    Income from operations of discontinued
     segment                                                        -              151,000              403,000
                                                    ------------------   ------------------   ------------------
Net (loss) income                                       $(10,245,000)          $   617,000         $  1,429,000
                                                    ==================   ==================   ==================
Net (loss) income per share - basic and diluted:
    From continuing operations                          $      (3.00)          $      0.31         $       0.69
    From discontinued operations                        $          -           $      0.10         $       0.27
                                                    ------------------   -------------------   -----------------
    Net (loss) income                                   $      (3.00)          $      0.41         $       0.96
                                                    ==================   ==================   ==================
    Weighted    average    common    shares   -
    outstanding - basic and diluted                         3,418,000            1,490,000            1,490,000
                                                    ==================   ==================   ==================

See notes to consolidated financial statements.

The above financial statements reflect the fact that for accounting purposes, MCS, Inc. is deemed to have acquired CareCentric, Inc. on March 7, 2000, the date of the merger, as more fully explained in Notes 1 and 2 to the Consolidated Financial Statements.

                                CARECENTRIC, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                Additional                                 Total
                               Common Stock              Preferred Stock         Paid-in       Stock      Accumulated  Shareholders'
                            Shares        Stock        Shares        Stock       Capital      Warrants      Deficit        Equity
------------------------- ----------  -----------     ----------  ---------     ------------ ----------  ------------- -------------
Balance at
December 31, 1997             1,000    $   1,000                                $    230,000              $(1,871,000)  $(1,640,000)

Net Income                                                                                                  1,429,000     1,429,000

Dividends Paid to Mestek                                                                                     (770,000)     (770,000)
                          -----------  -----------   -----------  ------------  ------------  ----------  ------------   -----------
Balance at
December 31, 1998             1,000    $   1,000                                $    230,000              $(1,212,000)  $  (981,000)

Capital contribution
from Mestek                                                                        1,030,000                              1,030,000

Net Income                                                                                                    617,000       617,000

Dividends Paid to Mestek                                                                                     (161,000)     (161,000)
                          -----------  -----------   -----------  ------------   -----------  ----------- -------------  -----------
Balance at
December 31, 1999             1,000    $   1,000                                  $1,260,000              $  (756,000)     $505,000

MCS, Inc. shares
eliminated in merger         (1,000)      (1,000)                                                                            (1,000)

CareCentric, Inc.
shares post merger
$.001 par                 3,850,000        4,000                                  19,810,000  $1,000,000                 20,814,000

Issuance of $.001 par
value preferred stock
in connection with
merger                                                 6,848,000       $7,000                                                 7,000
Series B, 5,600,000 shares
Series C, 850,000 shares
Series D, 398,000 shares

Net loss                                                                                                  (10,245,000)  (10,245,000)
                          -----------  -----------   -----------  ------------   -----------  ----------  ------------  ------------
Balance at
December 31, 2000         3,850,000    $  4,000        6,848,000     $   7,000   $21,070,000   1,000,000 $(11,001,000)  $11,080,000
                          ===========  ===========   ===========  ============   ===========  ========== ============= =============


See notes to consolidated financial statements.

The above financial statements reflect the fact that for accounting purposes, MCS, Inc. is deemed to have acquired CareCentric, Inc. on March 7, 2000, the date of the merger, as more fully explained in Notes 1 and 2 to the Consolidated Financial Statements.

                                                      CARECENTRIC, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOW


                                                            ---------------    --------------    --------------
                                                                 2000               1999              1998
                                                            ---------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                           $ (10,245,000)      $   617,000       $  1,429,000

ADJUSTMENTS  TO  RECONCILE  NET (LOSS)
INCOME TO NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES:
   Provision for doubtful accounts                                385,000                 -            163,000
   Amortization and depreciation                                3,960,000           240,000            194,000

CHANGE IN ASSETS AND LIABILITIES,
NET OF ACQUISITIONS:  (SEE NOTE 2)
   Accounts receivable                                           (929,000)         (205,000)          (304,000)
   Prepaid expenses and other current assets                      159,000           115,000            129,000
   Other assets                                                 1,122,000          (983,000)                 -
   Accounts payable                                            (2,684,000)          281,000           (251,000)
   Accrued compensation                                           (88,000)         (395,000)           (87,000)
   Accrued liabilities                                           (730,000)          557,000             70,000
   Customer deposits                                              949,000          (270,000)            30,000
   Unearned revenues                                              726,000          (242,000)           (55,000)
                                                            ---------------    --------------    --------------
      Net cash (used in) provided by operating
        activities                                             (7,222,000)         (285,000)         1,318,000
                                                            ---------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software, furniture and equipment                    (658,000)         (597,000)          (528,000)
                                                            ---------------    --------------    --------------
      Net cash used in investing activities                      (658,000)         (597,000)          (528,000)
                                                            ---------------    --------------    --------------

CASH FLOW FROM FINANCING ACTIVITIES:
Cash received in connection with MCS merger                     3,547,000                 -                  -
Capital contribution form former parent                                 -         1,030,000                  -
Payment on notes payable                                         (150,000)                -                  -
Proceeds from notes payable                                       600,000                 -                  -
Increase (decrease) in line of credit                           4,198,000                 -                  -
Dividends paid (to Mestek by MCS)                                       -          (161,000)          (770,000)
                                                            ---------------    --------------    --------------
      Net cash provided by financing activities                 8,195,000           869,000           (770,000)
                                                            ---------------    --------------    --------------
      Net change in cash and cash equivalents                     315,000           (13,000)            20,000

Cash and cash equivalents, beginning of period                     47,000            60,000             40,000
                                                            ---------------    --------------    --------------
Cash and cash equivalents, end of period                      $   362,000        $   47,000       $     60,000
                                                            ===============    ==============    ==============


See notes to consolidated financial statements.

The above financial statements reflect the fact that for accounting purposes, MCS, Inc. is deemed to have acquired CareCentric, Inc. on March 7, 2000, the date of the merger, as more fully explained in Notes 1 and 2 to the Consolidated Financial Statements.

                                CARECENTRIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MCS AS DEEMED ACQUIRER OF CARECENTRIC, INC.

     On March 7, 2000, CareCentric, Inc. (formerly known as Simione Central Holdings Inc.) ("CareCentric") and MCS, Inc. ("MCS") merged in a transaction ("the CareCentric/MCS merger", also set forth above as "the MCS/Simione merger") accounted for as a reverse acquisition for financial reporting purposes. In connection with the acquisition, CareCentric issued 1,489,853 shares of its common stock in exchange for all the outstanding common stock of MCS, and thereby, the former shareholders of MCS acquired control of CareCentric. As a result, for financial reporting purposes MCS is considered the acquiring company; hence, the historical financial statements of MCS became the historical financial statements of CareCentric and include the results of operations of CareCentric only from the effective acquisition date.

     The weighted average common shares for the year ended December 31, 2000 are recast in the accompanying Consolidated Statements of Operations to give effect to the 1,489,853 shares of CareCentric common stock that were issued to the MCS shareholders in connection with the CareCentric/MCS merger on March 7, 2000 as though such shares had been outstanding for the entire period. For the period from January 1, 2000 through March 6, 2000, therefore, 1,489,853 shares of issued and outstanding CareCentric common stock are deemed to be owned by the MCS shareholders. For the period from March 7, 2000 through December 31, 2000, there were 3,849,816 total shares of issued and outstanding Company common stock (after giving effect to the CareCentric/MCS merger). The weighted average shares for the year ended December 31, 1999 are also recast to give effect to the 1,489,853 shares of CareCentric common stock that were issued to the MCS shareholders pursuant to the CareCentric/MCS merger as though such shares had been outstanding for the entire period.

BASIS OF PRESENTATION

     The consolidated financial statements have been prepared by the Company (which as used herein refers to CareCentric, after giving effect to the merger with MCS and, as the context requires, MCS, prior to the CareCentric/MCS merger), include the results of operations of the parent company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.

     These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or classification of liabilities that might be necessary should the Company be unable to continue to operate in the normal course of business. See Note 13 to the accompanying Consolidated Financial Statements.

     Certain prior period amounts have been reclassified to conform to the 2000 financial statement presentation.

DESCRIPTION OF BUSINESS

     The Company is a provider of information technology systems and related services and consulting services designed to enable home health care providers to more effectively operate their businesses and compete in the prospective payment system (PPS) and managed care environments. The Company's focus is to help home health care providers streamline their operations and better serve their patients. CareCentric offers several comprehensive software solutions. Each of these software solutions are designed to enable customers to generate and utilize comprehensive financial, operational and clinical information. In addition to its software solutions and related software support services, the Company's home health care consulting services assist providers in addressing the challenges of reducing costs, maintaining quality, streamlining operations and re-engineering organizational structures, as well as assisting with regulatory compliance and merger and acquisition due diligence.

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

REVENUE RECOGNITION

     In 1998, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 31, 1997. While some principles remain the same, there are several key differences between the two pronouncements, including accounting for multiple element arrangements. Under SOP 97-2, the Company recognizes software license revenue when the following criteria are met: (1) a signed and executed contract is obtained; (2) shipment has occurred; (3) the license fee is fixed and determinable; (4) collection is probable; and (5) remaining obligations under the license agreement are immaterial. The Company sells and invoices software licenses and maintenance fees as separate contract elements, except with respect to first year maintenance for the MestaMed(R) product which is sold in the form of a bundled turnkey system. Prices net of discounts are separately identified at the time of sale for each element. The Company has established vendor specific objective evidence related to the value of maintenance fees. The Company uses the residual value method to allocate MestaMed(R) software revenue between licenses and first year maintenance. The adoption of SOP 97-2 did not have a material impact on the Company's financial statements.

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


SOFTWARE DEVELOPMENT EXPENSES

     SFAS No. 86 requires that software development costs incurred subsequent to the establishment of technological feasibility for the product be capitalized. The Company has no capitalized development costs as of December 31, 2000 except those developed technologies capitalized in connection with the CareCentric/MCS merger on March 7, 2000 as more fully described in Note 4.


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

     The intangible assets arising from the CareCentric/MCS merger are amortized using the straight-line method over the estimated useful lives of the related assets as more fully disclosed in Notes 2 and 4. The Company reviews its long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The measurement of possible impairment is based upon determining whether projected undiscounted future cash flow from the use of the asset is less than the carrying amount of the asset.


INCOME TAXES

     The Company accounts for income taxes using the asset/liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities.


NET (LOSS) EARNINGS PER SHARE

     The Company has adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share for the year 2000 exclude the effects of options, warrants and conversion rights as they would be antidilutive, and as a result, basic and diluted earnings are the same for the year 2000. Per share amounts for all periods have been presented in conformity with SFAS No. 128 requirements.

Numerator:
   Net (loss) income               $(10,245,000)       $  617,000    $1,429,000

Denominator:
   Denominator for basic and
   diluted earnings per share -
   weighted-average shares            3,418,000         1,489,853      1,489,853

Net (loss) income per share --
   basic and diluted               $      (3.00)      $      0.41      $    0.96

STOCK BASED COMPENSATION

     Stock options are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS No. 123 and related interpretations).


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

     On December 3, 1999, the SEC released Staff  Accounting  Bulletin 101, (SAB
101) "Revenue Recognition in Financial Statements". This bulletin established more clearly defined revenue recognition criteria than previously existing accounting pronouncements. On June 26, 2000, the SEC released SAB 101B, which delayed the required implementation of SAB 101 until no later than the fourth quarter of fiscal years ending December 31, 2000. The Company believes that the effects of this bulletin were not material to its financial position, results of operations or cash flow.


DISCONTINUED OPERATIONS

     The discontinued operations reported in the Company's results of operations for the year ending December 31, 1999 relate to MCS's Profitworks segment which was distributed to MCS's former parent company, Mestek Inc., on September 1, 1999.


NOTE 2 - CARECENTRIC/MCS MERGER

     On March 7, 2000, MCS completed the merger with CareCentric, Inc. (formerly known as Simione Central Holdings Inc.) ("CareCentric"). CareCentric issued 1,489,853 shares of common stock to MCS stockholders in exchange for all of the outstanding shares of MCS common stock. This number of shares has been adjusted to reflect a one-for-five reverse stock split that was completed by CareCentric immediately prior to the merger. In connection with the closing of the merger, Mestek invested $6.0 million in CareCentric in exchange for 5.6 million shares of Series B preferred stock and warrants to purchase 400,000 shares (on a split adjusted basis) of CareCentric common stock.

     As required by generally accepted accounting principles (GAAP), the effects of the merger on the Company's assets and liabilities have been excluded from the operating section of the cash flow statement for reporting purposes.

     Pro-forma unaudited results assuming the merger took place as of January 1, 1999, and further assuming that the acquisition of CareCentric Solutions, Inc. by CareCentric on August 12, 1999 took place on January 1, 1999, are as follows:

                                     FOR YEAR ENDED DECEMBER 31,
                         -----------------------------------------------
                                2000                    1999
                         ----------------------- -----------------------

   Net revenues                         $ 27,277,000       $ 40,010,000
   Net (loss)                           $(11,943,000)      $(15,483,000)
   Net (loss) per share - basic         $      (3.10)             (4.02)
   Net (loss) per share - diluted       $      (3.10)             (4.02)

NOTE 3.  PURCHASED SOFTWARE, FURNITURE AND EQUIPMENT

         Purchased software, furniture and equipment consisted of the following:

                                                                            DEPRECIATION
                                  DECEMBER 31,             DECEMBER 31,       ESTIMATED
                                      2000                     1999         USEFUL LIVES
                                 ---------------      -----------------    ---------------

    Furniture and Fixtures       $    1,551,000       $     315,000         10 years
    Computer equipment                                                       5 years
                                      6,050,000           1,483,000
                                ----------------      -----------------
    Accumulated depreciation          7,601,000           1,798,000
                                     (5,644,000)           (878,000)
                                 ---------------      -----------------
                                 $    1,957,000       $     920,000
                                 ===============      =================


NOTE 4.  INTANGIBLE ASSETS

         Intangible assets consisted of the following:

                                                               ACCUMULATED            NET BOOK            AMORTIZATION
                                             COST             AMORTIZATION              VALUE                PERIOD
                                       -----------------   --------------------   ------------------  ---------------------

    Developed technology                    $10,650,000         $  (1,109,000)         $  9,541,000         8 years
    Assembled workforce                                                                                     5 years
                                              2,300,000              (383,000)            1,917,000
    Customer base                                                                                           9 years
                                              1,700,000              (157,000)            1,543,000
    Goodwill                                                                                                7 years
                                             11,851,000            (1,447,000)           10,404,000
                                       -----------------   --------------------   ------------------
                                            $26,501,000         $  (3,096,000)         $ 23,405,000
                                       =================   ====================   ==================


NOTE 5 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

                                     December 31, 2000    December 31, 1999
                                     -----------------    -----------------

SHORT TERM:
Line of Credit                       $   5,996,000
Note Payable - Mestek                      600,000       $          -
                                     ===============       ====================

LONG TERM:
Convertible Note Payable -
     Barrett C. O'Donnell            $      600,000        $          -
                                     ==============        =====================


Line of Credit:

     On July 12, 2000, the Company entered into a $6.0 million Loan and Security Agreement facility (the Wainwright Facility) with Wainwright Bank and Trust Company, a commercial bank, under which the Company granted a first priority position on substantially all of its assets as security. The Wainwright Facility was used to pay off the line of credit with Silicon Valley Bank, certain short term loans from Mestek, Inc., and a loan from David O. Ellis. Borrowings under the Wainwright Facility accrue interest, at the bank's prime rate per annum, require monthly payments of interest and mature on July 12, 2001. The Company's obligations under the Wainwright Facility are guaranteed by Mestek in consideration of which the Company has issued a warrant to Mestek to purchase 104,712 shares of the Company's common stock as more fully explained in Note 9 to these Financial Statements.

Convertible Note Payable - Barrett C. O'Donnell:

     On November 11, 1999, Simione borrowed $500,000 from Barrett C. O'Donnell and $250,000 from David O. Ellis, both on an unsecured basis, and executed promissory notes in connection therewith. Dr. Ellis and Mr. O'Donnell are directors of the Company. When the CareCentric/MCS merger was completed on March 7, 2000, the Company succeeded to both of these obligations. The note payable to Dr. Ellis, which accrued interest at 9% per annum, was paid in full on July 12, 2000 in advance of its August 15, 2000 maturity. The note payable to Mr. O'Donnell included interest at 9% per annum, was scheduled to mature on May 11, 2002, and required quarterly payments of accrued interest. On August 8, 2000, the $500,000 note payable to Mr. O'Donnell, together with $100,000 of deferred salary, was cancelled in exchange for a $600,000 subordinated note, convertible into CareCentric common stock at a strike price of $2.51 per share, with interest at 9% per annum and a five-year maturity.

Note Payable - Mestek:

     The Company is obligated under a one year unsecured promissory note in the principal amount of $600,000 payable to Mestek Inc. which bears interest at prime with interest payable semiannually and which matures on July 30, 2001. This note covers funds advanced by Mestek to CareCentric to cover payroll and accounts payable obligations incurred by the Company during the period of its transition of senior lenders from Silicon Valley Bank to Wainwright Bank and Trust Company.

J.E. Reed Facility:

     On June 22, 2000, the Company entered into a new financing facility (the J.
E. Reed Facility) provided by John E. Reed, Chairman of CareCentric and the Chairman and Chief Executive Officer of Mestek, Inc. The J. E. Reed Facility consists of a $6.0 million subordinated revolving line of credit, convertible into common stock of the Company at a strike price of $2.51 per share, with interest at 9% per annum and a five-year maturity. The J. E. Reed Facility can be drawn down by the Company as needed in $500,000 increments and is secured by a second position on substantially all of the Company's assets. No borrowings were outstanding under the J. E. Reed Facility as of December 31, 2000.

     The Company is obligated under a number of capital lease obligations originally entered into by CareCentric related to computer equipment formerly used in CareCentric's business.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

     The Company is engaged in various legal and regulatory proceedings arising in the normal course of business which management believes will not have a material adverse effect on its financial position or results of operations.

     The Company leases its office facilities and certain equipment under various operating lease agreements, some of which are with related parties (see
Note 11). These leases require the Company to pay taxes, insurance, and maintenance expenses and provide for renewal options at the then fair market rental value of the property.

     Aggregate annual rental payments for operating leases with non-cancelable lease terms in excess of one year, net of non-cancelable subleases, are as follows:

     Years ended December 31,

     2001            $1,526,000
     2002             1,309,000
     2003             1,118,000
     2004               879,000
     2005               719,000
     --------------------------
     Thereafter         553,000
                     ----------
     Total           $6,104,000


NOTE 7.  INCOME TAXES

     Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company's deferred tax assets and liabilities are as follows:


                                                           YEARS ENDED DECEMBER 31,
                                                          2000                 1999
Deferred tax assets:
      Net operating loss                          $      10,900,000     $               -
      Severance and other restructuring charges             837,000                     -
      Allowance for doubtful accounts                       929,000                     -
      Deferred revenue                                    2,864,000                     -
      Depreciation                                          226,000                     -
      Other                                                 575,000                     -
                                                    -----------------     -----------------
Total deferred tax assets                                16,331,000                     -
Valuation allowance                                     (16,331,000)                    -
                                                    -----------------     -----------------
                                                  $                -    $               -
                                                    =================     =================

     The Company has approximately $28.6 million of net operating losses for income tax purposes, including approximately $22.0 million incurred by Simione Central Holdings, Inc. prior to the merger on March 7, 2000, available to offset future taxable income. Such losses begin expiring in 2010. The Company's use of the net operating losses incurred by Simione prior to the merger is subject to limitations in the Internal Revenue Code relating to changes in ownership. A valuation allowance reducing the total net deferred tax assets to zero has been recorded based on management's assessment that it is "more likely than not" that this net asset is not realizable as of December 31, 2000.

     Actual income tax expense differs from the "expected" amount (computed by applying the U.S. Federal corporate income tax rate of 34% to the loss before income taxes) as follows:


                                                                     YEARS ENDED DECEMBER 31,
                                                         2000               1999                  1998
                                                         ----               ----                  ----

Federal tax benefit computed at statutory rates    $ (3,536,000)             $  262,000            $  582,000
State income taxes, net of federal effect              (615,000)                 44,000               104,000
Other, net                                              463,000                      -                      -
Change in valuation allowance                         3,534,000                      -                      -
                                                  ---------------      ----------------       ---------------

Income tax expense                                   $ (154,000)             $  306,000            $ 686,000
                                                  ===============      ================       ===============


NOTE 8. - EMPLOYEE BENEFIT PLANS

     The Company has adopted 401(k) plans that cover substantially all employees. The Company contributes to the plans based upon the dollar amount of each participant's contribution. The Company made contributions to these plans of approximately $189,000, $76,000 and $67,000 in 2000, 1999 and 1998,
respectively. These contributions relate to the MCS 401(k) Plan for 1999 and 1998 and to the Simione Central Holdings, Inc. 401(k) Plan, which survived the merger, for 2000.


NOTE 9 - SHAREHOLDERS' EQUITY

     Subsequent to the CareCentric/MCS Merger on March 7, 2000, the Company's Shareholders' Equity (all on a split adjusted basis) is comprised of the following:

     Common Shares - 20,000,000 shares authorized, $.001 par value, 3,849,816 shares issued and outstanding. 1,489,853 of such shares were issued on March 7, 2000 to the former MCS common shareholders. 606,904 of such shares were issued on March 7, 2000 to the former preferred shareholders and noteholders of CareCentric Solutions, Inc., which shares were converted into CareCentric (formerly known as Simione Central Holdings Inc.) common shares in connection with the merger.

     Pursuant to the terms of the July 12, 1999 Merger Agreement by which Simione acquired the stock of CareCentric Solutions, Inc., the Company was required to issue up to an additional 606,904 shares of common stock to the former preferred shareholders and noteholders of CareCentric Solutions if the average closing price of the Company's stock for the period October 1, 2000 through December 31, 2000 is not equal $15.00 per share. Since the Company's average closing stock price for the fourth quarter of 2000 was less than $15.00 per share, on March 19, 2001, the Company issued 593,688 shares of its common stock to the former preferred shareholders and noteholders of CareCentric Solutions. The Company has asserted that it is not required to issue 13,216 additional shares of its common stock as well as 150,740 shares of common stock currently being held by it in escrow under the terms of the CareCentric
Solutions Merger Agreement based upon various indemnification and expense overages claims it believes it has against the former CareCentric Solutions preferred shareholders and noteholders. The Company has negotiated a settlement of these claims with the representative of the former CareCentric Solutions parties pursuant to which 88,586 shares of common stock will be released from escrow and distributed to the former CareCentric Solutions preferred stockholders and noteholders, the remaining 62,154 escrow shares will be cancelled, no additional shares of common stock will be issued, and the parties will execute a comprehensive settlement agreement.

Preferred Stock-10,000,000 shares authorized

     Series B Preferred Stock -$.001 par value, 5,600,000 shares issued. The shares of Series B Preferred Stock are held by Mestek, Inc. (Mestek) and were issued in consideration of $6,000,000 paid to CareCentric, Inc. on March 7, 2000, in the form of cash and debt forgiveness. The Series B Preferred shares, as originally issued, carried 2,240,000 common share votes (on a split adjusted basis) and were entitled to a 9% cumulative dividend, among other rights. In connection with the Company's application for listing on the NASDAQ SmallCap Market, the Company reached an agreement with Mestek on June 12, 2000 under which Mestek agreed to allow the aforementioned number of common share votes to be reduced to 1,120,000 in consideration for the issuance by the Company to Mestek of a warrant to acquire up to 490,396 shares of CareCentric common stock, as more fully described below.

     Series C Preferred Stock - $.001 par value, 850,000 shares issued. The shares of Series C Preferred Stock are held by Mestek, Inc. and result from the conversion of a pre-existing $850,000 convertible note payable to Mestek, Inc. The Series C Preferred shares carry 170,000 common share votes (on a split adjusted basis) and are entitled to an 11% cumulative dividend, among other rights.

     Series D Preferred Stock - $.001 par value, 398,406 shares issued. The shares of Series D Preferred Stock are held by John E. Reed and were issued on June 12, 2000 in consideration of $1.0 million paid to the Company in cash. The Series D Preferred shares are entitled to other rights.

     Common Stock Warrants - In connection with the issuance of the Series B Preferred Stock described above, Mestek, Inc. received a warrant to acquire up to 400,000 shares of the Company's common stock at a per share exercise price equal to $10.875. In connection with the waiver by Mestek, Inc. of certain voting rights previously granted to it, Mestek received on June 12, 2000 a warrant to acquire up to 490,396 shares of the Company's common stock for a term of 3 years at a per share exercise price equal to $3.21. In connection with Mestek's guarantee of the Company's obligations under the line of credit from Wainwright Bank and Trust Company, as more fully explained in Note 5 to these Financial Statements, Mestek received on July 12, 2000 a warrant to acquire up to 104,712 shares of the Company's common stock for a term of 3 years at a per share exercise price equal to $2.51. The aforementioned number of shares and per share prices are all on a split adjusted basis.

     Stock Options - The Company has granted options to purchase an aggregate of 673,252 shares (on a split adjusted basis) of common stock as of December 31, 2000. Of the options granted, none were exercised prior to December 31, 2000 and 101,593 have been cancelled. Of the remaining 571,659 options, 415,426 are vested and exercisable as of December 31, 2000. The exercise prices range from $2.51 to $73.55 per share, both on a split adjusted basis.

     The following summarizes all stock options as of December 31, 2000: Options totaling 24,000 shares were outstanding and vested under the now discontinued 1996 Simione (formerly CHMS) Plan at exercise prices ranging from $15.80 to $25.00. Options totaling 1,000 shares were outstanding and vested under the now discontinued 1997 SCHI NQ (Directors) Plan at an exercise price of $43.13. Non-plan options totaling 117,240 shares, of which 87,907 were vested, were outstanding at exercise prices ranging from $2.51 to $52.50. The Simione Central Holding, Inc. 1997 Omnibus Equity-Based Plan (the "Plan") is the only continuing stock option plan of the Company. The Plan offers both incentive stock options and non-qualified stock options. The Company is authorized to grant options of up to 450,000 shares of common stock. Options totaling 429,419 shares were outstanding, of which, 302,519 shares are vested, at exercise prices ranging from $3.83 to $73.55. Options totaling 274,800 shares were granted to employees of the Company in 2000, 249,800 shares pursuant to the Plan at exercise prices ranging from $3.83 to $4.00 per share and 25,000 non-plan options at an exercise price of $2.51 per share.

     On January 5, 2001, non-qualified options totaling 25,000 shares were granted under the Plan to the non-employee directors at an exercise price of $3.25 per share.

     In connection with the Simione/MCS merger on March 7, 2000, Mestek was granted a series of options to purchase a total of approximately 378,295 shares of the Company's common stock (on a split adjusted basis). These options are exercisable only to the extent that outstanding CareCentric options, warrants or other conversion rights are exercised. These options were designed to prevent dilution of Mestek's ownership interest in the Company after the merger. As options, warrants and other common rights are cancelled, Mestek's option rights are correspondingly reduced. Due to the contingent nature of these options, they have been excluded from the following tables. At April 2, 2001, 296,542 of such options were available under the original terms of issuance.

     A summary of the Company's stock option activity from December 31, 1999 is as follows:

                                                                   WEIGHTED
                                                  NUMBER            AVERAGE
                                                    OF             EXERCISE
                                                 OPTIONS             PRICE
                                              ---------------   ----------------
    Outstanding at December 31, 1999                       -
                                              ---------------
    Options Acquired                                 398,452           $  24.10
    Granted                                          274,800           $   3.70
    Exercised                                                           $     -
    Forfeited
                                                   (101,593)           $  33.65
                                              ---------------
    Outstanding at December 31, 2000                                   $  12.45
                                                   571,659
                                              ===============


                                             Options Outstanding                       Options Exercisable
                           -------------------------------------------------------- --------------------------
                                                 Weighted
                                                 Average             Weighted                       Weighted
        Range of                               Remaining            Average                         Average
        Exercise               Number         Contractual           Exercise           Number      Exercise
         Prices              Outstanding     Life in Years           Price          Exercisable      Price
-------------------------  ---------------- ----------------- --------------------- ------------- ------------
      $   -       $ 7.36           270,800        9.8               $     3.75           175,000      $  3.83
      $ 7.36      $14.71           165,238        5.7               $     9.62           125,016      $  9.97
      $14.71      $22.07            25,990        5.0               $    15.88            25,990      $ 15.88
      $22.07      $29.42            11,010        5.7               $    25.00            11,010      $ 25.00
      $29.42      $36.78            70,302        6.1               $    32.67            56,536      $ 32.43
      $36.78      $44.13             6,000        5.8               $    42.61             6,000      $ 42.61
      $44.13      $51.49             8,000        7.0               $    45.00             5,333      $ 45.00
      $51.49      $58.84             7,180        6.6               $    55.63             7,180      $ 55.63
      $58.84      $66.20             1,000        6.4               $    60.00             1,000      $ 60.00
      $66.20      $73.55             6,139        8.6               $    73.55             2,361      $ 73.55
                           ----------------                                         -------------
                                   571,659        7.1               $    12.45           415,426      $ 13.40
                           ================                                         =============

     For the purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options' vesting periods. Risk-free interest rates of 5.34%; no dividends; a volatility factor of the expected market price of the Company's common stock of 1.40685; and a weighted-average expected life of the options of 7.10 years. The Company's pro forma net loss and net loss per share (basic and diluted) are $10,941,000 and $3.20, respectively, for 2000.


Stock Purchase Warrants

     At December 31, 2000, the Company had outstanding warrants to purchase shares of the Company's common stock as follows:

     Common           Exercise         Expiration
     Shares           Price            Date
     ---------------  ---------------  ---------------------
             25,000         $   5.00      February 24, 2005
            104,712         $   2.51          July 12, 2003
            490,396         $   3.21          June 30, 2003
            400,000         $  10.88          March 7, 2003
     ---------------
          1,020,108
     ===============

     All outstanding warrants are exercisable.


NOTE 10 - SEGMENT RESULTS

     The Company has two reportable segments: Software Systems and Consulting. The Company's Software Systems segment sells comprehensive and flexible software solutions and services to enable home health care providers to more effectively operate their businesses and compete in prospective payment (PPS) and managed care environments. The Consulting segment assists home health care providers in addressing the challenges of reducing costs, maintaining quality, streamlining operations and re-engineering organizational structures, as well as assisting with regulatory compliance and assisting with merger and acquisition due diligence.

     The Company evaluates performance and allocates resources based on profit or loss from operations, not including gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those used for the Consolidated Financial Statements. The revenues, operating (losses) profits and assets of the Company include the operations of CareCentric from March 7, 2000 to December 31, 2000, the operations of MCS for the full twelve months ended December 31, 2000, and the operations of MCS only for the twelve months ended December 31, 1999 and December 31, 1998, as more fully explained in Note 1. Accordingly, because CareCentric's 1999 results from operations are not included, comparability between the 1998 and 1999 figures and the 2000 figures is not meaningful. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of revenue and results of operations on a "comparable" basis. The revenues, operating losses and assets of the Company by business segment are as follows:

                                                           December 31,
                                -------------------------------------------------------------------
                                      2000                    1999                    1998
                                ------------------     --------------------   ---------------------
    Revenues
       Software Systems                20,988,000           $   16,648,000          $   14,901,000
       Consulting                       3,980,000
                                ------------------     --------------------   ---------------------
                 Total              $  24,968,000           $   16,648,000          $   14,901,000
                                ==================     ====================   =====================

    Cost of sales
       Software Systems             $  10,187,000           $   10,563,000          $    9,225,000
       Consulting                       3,459,000
                                ------------------     --------------------   ---------------------
                 Total                 13,646,000           $   10,563,000          $    9,225,000
                                ==================     ====================   =====================

    Research and development
       Software Systems             $   6,174,000            $   1,051,000           $     231,000
                                ==================     ====================   =====================

    Depreciation and
    amortization
       Software Systems             $   3,494,000            $     230,000           $     194,000
       Consulting                         466,000                        -
                                ------------------     --------------------   ---------------------
                 Total              $   3,960,000            $     230,000           $     194,000
                                ==================     ====================   =====================

    Net income (loss)
    from Continuing
    Operations
       Software Systems            $   (10,301,000)          $     466,000          $    1,026,000
       Consulting                            56,000
                                --------------------   --------------------   ---------------------
                 Total                 (10,245,000)          $     466,000          $    1,026,000
                                ====================   ====================   =====================

    Assets
       Software Systems            $     30,648,000          $   6,696,000          $    5,279,000
       Consulting                         4,472,000                      -                       -
                                --------------------   --------------------   ---------------------
                 Total                $  35,120,000          $   6,696,000          $    5,279,000
                                ====================   ====================   =====================

    Interest expense
       Software Systems                $    899,000             $        -              $        -
                                --------------------   --------------------   ---------------------
                 Total                 $    899,000             $        -              $        -
                                ====================   ====================   =====================

    Income taxes
       Software Systems               $   (154,000)           $    306,000           $     686,000
                                --------------------   --------------------   ---------------------
                 Total                $   (154,000)           $    306,000           $     686,000
                                ====================   ====================   =====================

    Expenditures for long-
      lived Assets
       Software Systems               $     658,000          $     597,000          $      528,000
                                --------------------   --------------------   ---------------------
                 Total                $     658,000          $     597,000          $      528,000
                                ====================   ====================   =====================

The Net Income (loss) from continuing operations reported above has been affected by non-cash depreciation and amortization charges as reported above.

NOTE 11 - RELATED PARTY TRANSACTIONS

     A shareholder and director of the Company is a partner in an entity that leases an office facility to the Company under an operating lease that expires in December 2002. Annual rental payments under this lease are approximately $136,000 per year through 2002.

     The Company has subleased certain space to Healthfield, Inc. which has a significant shareholder who was a former member of the board of directors of the Company.

     Certain relatives of William Simione, Jr. and Robert Simione manage a certified public accounting business which performs services for the Company in conjunction with services performed for customers of CareCentric.

     R. Bruce Dewey remains a Senior Vice President of Mestek while performing his duties as Chief Executive Officer, President and director of the Company.

     Stephen M. Shea remains Senior Vice President and Chief Financial Officer of Mestek, Inc. while performing his duties as Chief Financial Officer of the Company.

     As of December 31, 2000, the Company had one promissory note outstanding to a director. The note is described in Note 5 to these Financial Statements.

     John E. Reed is a director and a significant, but not controlling, shareholder of the Wainwright Bank and Trust Company which has provided the Company with a $6.0 million line of credit, as more fully explained in Note 5 to the Financial Statements.

     John E. Reed, Chairman of the Company and Chairman and Chief Executive Officer of Mestek, Inc., has provided the Company with a $6.0 million line of credit (unrelated to the Wainwright Bank and Trust $6.0 million line of credit described above) as more fully described in Note 9 to the Financial Statements and has also purchased $1.0 million of the Company's Series D Preferred Stock on June 12, 2000, as more fully described in Note 9 to these Financial Statements. An independent committee of the Company's Board of Directors, consisting of Barrett C. O'Donnell and David O. Ellis, negotiated the terms of Mr. Reed's debt and equity investments in the Company. The issuance of 398,406 shares of Series D Preferred Stock to Mr. Reed for his $1.0 million equity investment was based on a per share price of $2.51, which was the 5-day average closing price of CareCentric common stock as of the date of the final negotiation of the terms of Mr. Reed's purchase. The conversion price for Mr. Reed's $6.0 million loan, which converts into CareCentric common stock as described in more detail in Note 5 to these Financial Statements, is also $2.51 per share.

     Warrants were granted in June 2000 and July 2000 by the Company to Mestek, Inc. in connection with its waiver of certain voting rights previously granted to it and in connection with its guarantee of the loan from Wainwright Bank and Trust Company to the Company. The terms of the warrants (as described in more detail in Note 9 to these Financial Statements) were based on negotiations by independent committees of the Boards of Directors of the Company and Mestek.


NOTE 12 - LICENSE AGREEMENTS

     The Company licenses certain software products from third parties for incorporation in, or other use with, its products and is obligated to pay license fees in connection with such products. The Company sublicenses such products to its customers and collects fees in connection with such sublicensees.


NOTE 13- LIQUIDITY

     As disclosed in the financial statements, the Company's operations have used significant amounts of cash in 2000 and during the first quarter of fiscal 2001. The Company has a working capital deficit of $13,765,000 at December 31, 2000, and has borrowed since December 31, 2000 approximately $1,700,000 from its majority shareholder through March 31, 2001, in order to meet its working capital needs.

     The merger with Simione added additional products and resources and, importantly, added to the Company's critical mass of installed sites but the Company's longer term success will depend upon increased sales of new software systems and successful installation performance, including in particular the Company's Smart ClipBoard(R) and MestaMed(R) products.

     As of March 31, 2001, the Company has untapped credit capacity of approximately $4.3 million from its majority shareholder. The Company believes that its funding sources, in combination with the funds available from cash to be generated from future operations, will be sufficient to meet the Company's operating requirements through at least December 31, 2001, assuming no material adverse change in the operation of the Company's business. Notwithstanding the financial conditions prevailing in the home health marketplace, the Company continued to fund significant product development initiatives during 2000 and during the first quarter of 2001. Accordingly, until revenues increase sufficiently to cover these forward-looking costs and operating expenses, the Company remains dependent on its majority shareholder for its working capital financing. The Company's majority shareholder has stated his intention and ability to continue to advance cash to the Company in accordance with the terms of his credit facility.

 NOTE 14.  SUBSEQUENT EVENTS

     On January 31, 2001, the Company changed its name from Simione Central Holdings, Inc. to CareCentric, Inc. pursuant to a Certificate of Ownership and Merger filed under applicable provisions of the Delaware General Corporation Law. On the same date, the Company's two operating subsidiaries also changed their names, with Simione Central Consulting, Inc. changing its name to Simione Consulting, Inc. and Simione Central National, LLC changing its name to CareCentric National, LLC pursuant to filings made with the Georgia Secretary of State's office.

     Pursuant to the terms of the July 12, 1999 Merger Agreement by which the company acquired the stock of CareCentric Solutions, Inc., the Company was required to issue up to an additional 606,904 shares of common stock to the former preferred shareholders and noteholders of CareCentric Solutions if the average closing price of the Company's stock for the period October 1, 2000 through December 31, 2000 is not equal $15.00 per share. Since the Company's average closing stock price for the fourth quarter of 2000 was less than $15.00 per share, on March 19, 2001, the Company issued 593,688 shares of its common stock to the former preferred shareholders and noteholders of CareCentric Solutions. The Company has asserted that it is not required to issue 13,216 additional shares of its common stock as well as 150,740 shares of common stock currently being held by it in escrow under the terms of the CareCentric
Solutions Merger Agreement based upon various indemnification and expense overages claims it believes it has against the former CareCentric Solutions preferred shareholders and noteholders. The Company has negotiated a settlement of these claims with the representative of the former CareCentric Solutions parties pursuant to which 88,586 shares of common stock will be released from escrow and distributed to the former CareCentric Solutions preferred shareholders and noteholders, the remaining 62,154 escrow shares will be cancelled, no additional shares of common stock will be issued, and the parties will execute a comprehensive settlement agreement.

                                CARECENTRIC, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                         Additions
                                                          Charges
                                       Balance at           to          Additional                      Balance at
                                        Beginning        Cost and         Due to        Deductions        End of
                                        of Period         Expense       Acquisition         (1)           Period
                                      --------------   --------------  --------------  --------------  --------------

   Year ended December 31, 2000
   Allowance for Doubtful Accounts        $ 166,000        $ 538,000       $       -        $153,000       $ 551,000
                                      ==============   ==============  ==============  ==============  ==============

   Year ended December 31, 1999
   Allowance for Doubtful Accounts        $ 166,000        $       -       $       -        $      -       $ 166,000
                                      ==============   ==============  ==============  ==============  ==============

   Year ended December 31, 1998
   Allowance for Doubtful Accounts        $   3,000        $ 163,000       $       -        $      -       $ 166,000
                                      ==============   ==============  ==============  ==============  ==============


   (1)  Write-offs  of  uncollectible  accounts

1311194