Form 10-Q
period 2001-03-31
CARECENTRIC INC
filed 2001-05-15
CIK 896157

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

                  FOR THE PERIOD ENDED MARCH 31, 2001

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from              to
                                                 ------------    -----------


                         Commission File Number: 0-22162

                                CARECENTRIC, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                  22-3209241
                  (State or other jurisdiction of           (I.R.S. Employer
                  incorporation or organization)            Identification No.)

                  2625 CUMBERLAND PARKWAY, SUITE 310        30339
                  ATLANTA, GEORGIA                          (zip code)
                  (Address of principal
                  executive offices)

                  (Registrant's telephone number,
                  including area code)                      (678) 264-4400



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                Outstanding at
        Class                                   4/30/2001
        -----                                   --------------
        COMMON STOCK, $.001 PAR VALUE           4,443,504 SHARES


================================================================================

                                CARECENTRIC, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


    PART I.         FINANCIAL INFORMATION
    -------         ---------------------

    Item 1.         Consolidated Financial Statements

                    Consolidated Balance Sheets - March 31, 2001 (unaudited) and December 31, 2000 (audited).

                    Consolidated Statements of Operations - Three Months Ended March 31, 2001 (unaudited) and 2000 (audited).

                    Consolidated Statements of Shareholders' Equity - Three Months Ended March 31, 2001 (unaudited).

                    Consolidated Statements of Cash Flows - Three Months Ended March 31, 2001 (unaudited) and 2000 (audited).

                    Notes to Consolidated Financial Statements - March 31, 2001 (unaudited).

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Item 3.         Quantitative and Qualitative Disclosure About Market Risk


    PART II.        OTHER INFORMATION
    --------        -----------------

    Item 1.         Legal Proceedings

    Item 2.         Changes in Securities

    Item 3.         Defaults Upon Senior Securities

    Item 4.         Submission of Matters to a Vote of Security Holders

    Item 5.         Other Information

    Item 6.         Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared by CareCentric, Inc. ("CareCentric" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and cash flows for the periods presented have been included.

                                                    CARECENTRIC, INC.
                                               CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,            DECEMBER 31,
                                                                              ----------            -----------
                                                                                  2001                  2000
                                                                              ----------            -----------
                                                                             (UNAUDITED)             (AUDITED)
                                            ASSETS

Current assets:
    Cash and cash equivalents                                               $    254,000          $     362,000
    Accounts receivable, net of allowance for doubtful
      accounts of $525,000 and $237,000 respectively                           9,404,000              8,484,000
    Prepaid expenses, inventory and other current assets                       1,109,000                701,000
                                                                            ------------         --------------
      Total current assets                                                    10,767,000              9,547,000

Purchased software, furniture and equipment, net                               1,908,000              1,957,000
Intangible assets, net                                                        22,488,000             23,405,000
Other assets                                                                     204,000                211,000
                                                                            ------------         --------------
      Total assets                                                          $ 35,367,000         $   35,120,000
                                                                            ============         ==============


                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Line of credit                                                         $   5,996,000          $   5,996,000
    Note payable                                                                 630,000                600,000
    Accounts payable                                                           2,838,000              1,156,000
    Accrued compensation expense                                               1,013,000                616,000
    Accrued liabilities                                                        6,968,000              7,447,000
    Customer deposits                                                          2,400,000              2,496,000
    Unearned revenues                                                          4,437,000              5,001,000
                                                                            ------------          -------------
      Total current liabilities                                               24,282,000             23,312,000

Accrued liabilities, less current portion                                         36,000                128,000

Notes payable long-term                                                        2,300,000                600,000
                                                                            ------------           ------------
Total liabilities                                                             26,618,000             24,040,000

Shareholders' equity:
    Preferred stock ; 10,000,000 shares authorized
      Series B Preferred, $.001 par value; 5,600,000 issued and outstanding        6,000                  6,000
      Series C Preferred, $.001 par value;  850,000 issued and outstanding         1,000                  1,000
      Series D Preferred, $.001 par value; 398,000 issued and outstanding              -                      -
    Common stock, $.001 par value; 20,000,000 shares authorized,
      4,443,504 shares issued and outstanding at March 31, 2001, and
      3,849,816 shares issued and outstanding at December 31, 2000;                4,000                  4,000
    Additional paid-in capital                                                21,070,000             21,070,000
    Stock warrants                                                             1,000,000              1,000,000
    Accumulated deficit                                                     (13,332,000)            (11,001,000)
                                                                           -------------           -------------
      Total shareholders' equity                                               8,749,000             11,080,000
                                                                           -------------           -------------
      Total liabilities and shareholders' equity                           $  35,367,000           $ 35,120,000
                                                                           =============           ============

See notes to consolidated financial statements.
The above financial statements reflect the fact that for accounting purposes MCS, Inc. is deemed to have acquired CareCentric, Inc. on March 7, 2000, the date of the merger, as more fully explained in Notes 1 and 2 to the Consolidated Financial Statements.

                                CARECENTRIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three Months Ended March 31,
                                                      --------------------------------------------
                                                             2001                     2000
                                                      -------------------      -------------------
Net revenues:                                             $    6,844,000            $   4,000,000
Costs and expenses:
    Cost of revenues                                           3,268,000                2,547,000
    Selling, general and administrative                        2,825,000                1,453,000
    Research and development                                   1,767,000                  711,000
    Depreciation and amortization                              1,085,000                  426,000
                                                      -------------------      -------------------
         Total costs and expenses                              8,945,000                5,137,000
                                                      -------------------      -------------------
    Loss from operations                                      (2,101,000)              (1,137,000)

Other (expense) income:
    Interest expense                                            (356,000)                 (76,000)
    Interest and other income                                    126,000                    6,000
                                                      -------------------      -------------------
Net loss before taxes                                         (2,331,000)              (1,207,000)
                                                      -------------------      -------------------

    Income tax benefit                                                 -                 (157,000)
                                                      -------------------      -------------------
Net  loss                                                 $   (2,331,000)            $ (1,050,000)
                                                      ===================      ===================

Net loss per share - basic and diluted                    $        (0.59)            $      (0.50)
                                                      ===================      ===================

Weighted average common shares -
    basic and diluted                                          3,922,000                2,093,000
                                                      ===================      ===================


See notes to consolidated financial statements.
The above financial statements reflect the fact that for accounting purposes MCS, Inc. is deemed to have acquired CareCentric, Inc. on March 7, 2000, the date of the merger, as more fully explained in Notes 1 and 2 to the Consolidated Financial Statements. The weighted average shares computations have been recast to give effect to the shares of CareCentric common stock issued to MCS stockholders in connection with the MCS merger for both periods shown, as more fully described in Note 1 to the Consolidated Financial Statements.

                                                 CARECENTRIC, INC.
                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                                                                                    TOTAL
                                COMMON                  PREFERRED      PAID-IN                   ACCUMULATED     SHAREHOLDERS'
                      SHARES      STOCK       SHARES      STOCK        CAPITAL      WARRANTS       DEFICIT          EQUITY
                    ----------- ----------- ----------- -----------  ------------- ------------  -------------   -------------
Balance at
December 31, 2000    3,850,000  $  4,000     6,848,000   $  7,000    $21,070,000   $ 1,000,000   $(11,001,000)   $11,080,000

Issuance of
$.001 par value
common stock (1)       594,000         -             -          -              -             -               -           -

Net loss                     -         -             -          -              -             -      (2,331,000)   (2,331,000)
                    ----------  --------    ----------   ---------  ------------   -----------   --------------   -----------
Balance at
March 31, 2001       4,444,000  $  4,000     6,848,000     $ 7,000   $21,070,000    $1,000,000    $(13,332,000)    8,749,000
                    =========== ========    ==========   =========  ============   ===========    =============   ===========


    (1)      See Note 7 to the consolidated financial statements.


See notes to consolidated financial statements.
The above financial statements reflect the fact that for accounting purposes MCS, Inc. is deemed to have acquired CareCentric, Inc. on March 7, 2000, the date of the merger, as more fully explained in Notes 1 and 2 to the Consolidated Financial Statements.

                                                   CARECENTRIC, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                          -------------------------------------
                                                                                 2001                  2000
                                                                          --------------------  ---------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                  $   (2,331,000)       $  (1,050,000)

 ADJUSTMENTS TO RECONCILE NET LOSS
 TO NET CASH USED IN OPERATING ACTIVITIES:
    Provision for doubtful accounts                                                43,000               71,000
    Amortization and depreciation                                               1,085,000              426,000

 CHANGES IN ASSETS AND LIABILITIES, NET OF ACQUISITIONS:
    Accounts receivable                                                          (920,000)          (1,364,000)
    Prepaid expenses and other current assets                                    (401,000)            (182,000)
    Accounts payable                                                            1,223,000              172,000
    Accrued compensation expense                                                  397,000              225,000
    Accrued liabilities                                                          (112,000)            (830,000)
    Customer deposits                                                             (96,000)             105,000
    Unearned revenues                                                            (564,000)           1,015,000
                                                                       --------------------  ------------------
         Net cash used in operating activities                                 (1,676,000)          (1,412,000)
                                                                       --------------------  ------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of software, furniture and equipment                                   (119,000)            (161,000)
                                                                       --------------------  ------------------
         Net cash used in investing activities                                   (119,000)            (161,000)
                                                                       --------------------  ------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash received in connection with MCS merger                                            -            3,547,000
 Proceeds from issuance of notes payable                                        1,700,000                7,000
 Payments on capital lease obligations                                            (13,000)                   -
                                                                       --------------------  ------------------
         Net cash provided by financing activities                              1,687,000            3,554,000
                                                                       --------------------  ------------------
         Net increase/(decrease) in cash and cash equivalents                     (108,000)          1,981,000

 Cash and cash equivalents, beginning of period                                   362,000               47,000
                                                                       --------------------  ------------------
 Cash and cash equivalents, end of period                                   $     254,000        $   2,028,000
                                                                       ====================  ==================


See notes to consolidated financial statements.
The above financial statements reflect the fact that for accounting purposes MCS, Inc. is deemed to have acquired CareCentric, Inc. on March 7, 2000, the date of the merger, as more fully explained in Notes 1 and 2 to the Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MCS as Deemed Acquirer of CareCentric, Inc.
-------------------------------------------

     On March 7, 2000, CareCentric, Inc. (formerly known as Simione Central Holdings Inc.) ("CareCentric" or the "Company") and MCS, Inc. ("MCS") merged in a transaction accounted for as a reverse acquisition for financial reporting purposes. In connection with the acquisition, CareCentric issued 1,489,853 shares of its common stock in exchange for all the outstanding common stock of MCS, and thereby, the former shareholders of MCS acquired control of CareCentric. As a result, for financial reporting purposes MCS is considered the acquiring company; hence, the historical financial statements of MCS became the historical financial statements of CareCentric and include the results of operations of CareCentric only from the effective acquisition date.

     The weighted average common shares for the three months ended March 31, 2000 are recast in the accompanying Consolidated Statements of Operations to give effect to the 1,489,853 shares of CareCentric common stock that were issued to the MCS shareholders in connection with the CareCentric/MCS merger on March 7, 2000 as though such shares had been outstanding for the entire period. For the period from January 1, 2000 through March 6, 2000, therefore, 1,489,853 shares of issued and outstanding CareCentric common stock are deemed to be owned by the MCS shareholders. For the period from March 7, 2000 through December 31, 2000, there were 3,849,816 total shares of issued and outstanding Company common stock (after giving effect to the CareCentric/MCS merger). The weighted average shares for the year ended December 31, 2000 are also recast to give effect to the 1,489,853 shares of CareCentric common stock that were issued to the MCS shareholders pursuant to the CareCentric/MCS merger as though such shares had been outstanding for the entire period.


Basis of Presentation
---------------------

     The consolidated financial statements have been prepared by the Company (which as used herein refers to CareCentric, after giving effect to the merger with MCS and, as the context requires, MCS, prior to the CareCentric/MCS merger), include the results of operations of the parent company and its wholly owned subsidiaries and are unaudited (except for the December 31, 2000 balance sheet). In the opinion of management, all adjustments, which consist of normal recurring adjustments, considered necessary for a fair presentation have been included. All inter-company balances and transactions have been eliminated. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2000 appearing in the Company's Report on Form 10-K for the year ended December 31, 2000.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and amounts and classification of liabilities that might be necessary should the Company be unable to continue to operate in the normal course of business. See the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

     Certain prior period amounts have been reclassified to conform to the 2001 financial statement presentation.


Description of Business
-----------------------

     The Company is a leading provider of information technology systems and related services and consulting services designed to help home health care providers more effectively operate their businesses in today's environment. The Company's focus is to help home health care providers streamline their operations and better serve their patients. The Company offers several comprehensive software solutions. Each of these solutions provides a basic set of software applications and specialized modules that can be added based upon customer needs. These software solutions are designed to enable customers to generate and utilize comprehensive financial, operational and clinical information. In addition to its software solutions and related software support services, the Company's home health care consulting services assist providers in addressing the challenges of reducing costs, maintaining quality, streamlining operations and re-engineering organizational structures, as well as assisting with regulatory compliance and merger and acquisition due diligence.


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

     The intangible assets arising from the CareCentric/MCS merger are amortized using the straight-line method over the estimated useful lives of the related assets as more fully disclosed in Note 4. The Company reviews its long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The measurement of possible impairment is based upon determining whether projected undiscounted future cash flow from the use of the asset is less than the carrying amount of the asset.

Income Taxes
------------

     The Company accounts for income taxes using the asset/liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities.

Net (Loss) Earnings Per Share
-----------------------------

     The Company has adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share for the quarters ended March 31, 2000 and 2001 exclude the effects of options, warrants and conversion rights as they would be antidilutive, and as a result, basic and diluted earnings are the same for the quarters ended March 31, 2000 and 2001. Per share amounts for all periods have been presented in conformity with SFAS No. 128 requirements.


Stock Based Compensation
------------------------

     Stock options are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS No. 123 and related interpretations).

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


Recently Adopted Accounting Standards
-------------------------------------

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 became effective for the Company's fiscal quarter ended March 31, 2001. The Company's management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's financial position or results of operations.

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


NOTE 2 - CARECENTRIC/MCS MERGER

     On March 7, 2000, MCS completed the merger with CareCentric. CareCentric issued 1,489,853 shares of common stock to MCS stockholders in exchange for all of the outstanding shares of MCS common stock. This number of shares has been adjusted to reflect a one-for-five reverse stock split that was completed by CareCentric immediately prior to the merger. In connection with the closing of the merger, Mestek invested $6.0 million in CareCentric in exchange for 5.6 million shares of Series B preferred stock and warrants to purchase 400,000 shares (on a split adjusted basis) of CareCentric common stock. Additional information on the merger is included in the Company's Registration Statement on Form S-4 (Registration No. 333-96529).

     As required by generally accepted accounting principles (GAAP), the effects of the merger on the Company's assets and liabilities have been excluded from the operating section of the cash flow statement for reporting purposes.

     Pro-forma unaudited results assuming the merger took place as of January 1, 2000 are as follows:

                                          FOR THREE MONTHS ENDED MARCH 31,
                                    --------------------------------------------
                                             2001                    2000
                                    ---------------------- ---------------------
   Net revenues                         $  6,844,000            $    8,011,000
   Net (loss)                           $ (2,331,000)           $   (2,445,000)
   Net (loss) per share - basic         $      (0.59)           $        (0.63)
   Net (loss) per share - diluted       $      (0.59)           $        (0.63)

NOTE 3 - PURCHASED SOFTWARE, FURNITURE AND EQUIPMENT

     Purchased software, furniture and equipment consisted of the following:

                                                                                             DEPRECIATION
                                                      MARCH  31,           DECEMBER  31,       ESTIMATED
                                                         2001                  2000          USEFUL  LIVES
                                                   ----------------     ----------------- ------------------
    Software                                         $  1,633,000           $  1,635,000          3 years
    Furniture and fixtures                              1,553,000              1,551,000         10 years

    Computer equipment                                  4,534,000              4,415,000          5 years
                                                 ------------------     ------------------
                                                        7,720,000              7,601,000
    Accumulated depreciation                           (5,812,000)            (5,644,000)
                                                 ------------------     ------------------
    Net purchased software, furniture
      and equipment                                  $  1,908,000           $  1,957,000
                                                 ==================     ==================

NOTE 4 - INTANGIBLE ASSETS

     Intangible assets at March 31, 2001 consisted of the following:

                                                         ACCUMULATED          NET BOOK         AMORTIZATION
                                       COST             AMORTIZATION            VALUE             PERIOD
                                 -----------------   --------------------  ----------------   ----------------

      Developed technology            $10,650,000         $  (1,442,000)      $  9,208,000           8 years
      Assembled workforce               2,300,000              (498,000)         1,802,000           5 years
      Customer base                     1,700,000              (204,000)         1,496,000           9 years
      Goodwill                         11,851,000            (1,869,000)         9,982,000           7 years
                                 -----------------   --------------------  ----------------
                                      $26,501,000         $  (4,013,000)      $ 22,488,000
                                 =================   ====================  ================



NOTE 5 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

                                                      March 31, 2001     December 31, 2000
                                                      --------------     -----------------

SHORT TERM:
Line of Credit                                       $ 5,996,000         $ 5,996,000
Note Payable - Mestek                                $   600,000         $   600,000
                                                     ============        ============

LONG TERM:
Convertible Note Payable - Barrett C. O'Donnell      $   600,000         $   600,000
Convertible Note Payable - J.E Reed                  $ 1,700,000         $         -
                                                     ============       =============


Line of Credit:

     On July 12, 2000, the Company entered into a $6.0 million Loan and Security Agreement facility (the Wainwright Facility) with Wainwright Bank and Trust Company, a commercial bank, under which the Company granted a first priority position on substantially all of its assets as security. The Wainwright Facility was initially used to pay off the line of credit with Silicon Valley Bank, certain short-term loans from Mestek, Inc., and a loan from David O. Ellis, and then to fund the Company's operations. Borrowings under the Wainwright Facility accrue interest, at the bank's prime rate per annum, require monthly payments of interest and mature on July 12, 2001. The

Company expects that line of credit will be renewed at maturity under substantially equivalent terms. The Company's obligations under the Wainwright Facility are guaranteed by Mestek in consideration of which the Company has issued a warrant to Mestek to purchase 104,712 shares of the Company's common stock as more fully explained in Note 7 to these Financial Statements.

Convertible Note Payable - Barrett C. O'Donnell:

     On November 11, 1999, Simione borrowed $500,000 from Barrett C. O'Donnell on an unsecured basis and executed a promissory note in connection therewith. Mr. O'Donnell is a director of the Company. When the CareCentric/MCS merger was completed on March 7, 2000, the Company succeeded to this obligation. The note payable to Mr. O'Donnell included interest at 9% per annum, was scheduled to mature on May 11, 2002, and required quarterly payments of accrued interest. On August 8, 2000, the $500,000 note payable to Mr. O'Donnell, together with $100,000 of deferred salary, was cancelled in exchange for a $600,000 subordinated note, convertible into CareCentric common stock at a strike price of $2.51 per share, with interest at 9% per annum and a five-year maturity.

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

J.E. Reed Facility:

     On June 22, 2000, the Company entered into a new financing facility (the J.
E. Reed Facility) provided by John E. Reed, Chairman of CareCentric and the Chairman and Chief Executive Officer of Mestek, Inc. The J. E. Reed Facility consists of a $6.0 million subordinated revolving line of credit, convertible into common stock of the Company at a strike price of $2.51 per share, with interest at 9% per annum and a five-year maturity. The J. E. Reed Facility can be drawn down by the Company as needed in $500,000 increments and is secured by a second position on substantially all of the Company's assets. Borrowings totaling $2.2 million were outstanding under the J. E. Reed Facility as of May 11, 2001.

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

NOTE 7 - SHAREHOLDERS' EQUITY

     Subsequent to December 31, 2000, the Company's Shareholders' Equity (all on a split-adjusted basis) is as follows:

     Common Shares - 20,000,000 shares authorized, $.001 par value, 4,443,504 shares issued and outstanding. Of such shares, 1,489,853 were issued on March 7, 2000 to the former MCS common shareholders, 606,904 were issued on March 7, 2000 to the holders of CareCentric Series A Preferred Stock (the former preferred shareholders and noteholders of CareCentric Solutions, Inc.), which shares were converted into CareCentric common shares in connection with the merger, and 593,688 were issued on March 19, 2001 to the former preferred shareholders and noteholders of CareCentric Solutions, Inc. as described below.

     Pursuant to the terms of the July 12, 1999 Merger Agreement by which Simione acquired the stock of CareCentric Solutions, Inc., the Company was required to issue up to an additional 606,904 shares of common stock to the former preferred shareholders and noteholders of CareCentric Solutions if the average closing price of the Company's stock for the period October 1, 2000 through December 31, 2000 is not equal to $15.00 per share. Since the Company's average closing stock price for the fourth quarter of 2000 was less than $15.00 per share, on March 19, 2001, the Company issued 593,688 shares of its common stock to the former preferred shareholders and noteholders of CareCentric Solutions. The Company has asserted that it is not required to issue 13,216 additional shares of its common stock as well as 150,740 shares of common stock currently being held by it in escrow under the terms of the CareCentric
Solutions Merger Agreement based upon various indemnification and expense overages claims it believes it has against the former CareCentric Solutions preferred shareholders and noteholders. The Company has negotiated a settlement of these claims with the representative of the former CareCentric Solutions parties pursuant to which 88,586 shares of common stock will be released from escrow and distributed to the former CareCentric Solutions preferred shareholders and noteholders, the remaining 62,154 escrow shares will be cancelled, no additional shares of common stock will be issued, and the parties will execute a comprehensive settlement agreement.

     Stock Options - The Company has granted options to purchase an aggregate of 698,819 shares (on a split adjusted basis) of common stock as of March 31, 2001. Of the options granted, none were exercised prior to March 31, 2000 and 117,593 have been cancelled. Of the remaining 581,226 options, 243,426 are vested and exercisable as of March 31, 2001. The exercise prices range from $2.51 to $73.55 per share, both on a split adjusted basis.

     On January 5, 2001, non-qualified options totaling 25,000 shares were granted under the Plan to the non-employee directors at an exercise price of $3.25 per share.


NOTE 8 - SEGMENT RESULTS

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

     The Company evaluates performance and allocates resources based on profit or loss from operations, not including gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those used for the Consolidated Financial Statements. The revenues, operating (losses) profits and assets of the Company include the operations of MCS only from January 1, 2000 through March 7, 2000 and CareCentric from March 7, 2000 forward. Accordingly, because CareCentric's 2000 results from operations are not fully included, comparability between the 2000 and 2001 figures is not meaningful. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of revenue and results of operations on a "comparable" basis. The revenues, operating losses and assets of the Company by business segment are as follows:

                                                 Three Months ended March 31,
                                             -----------------------------------
                                                2001                2000
                                             ---------------     ---------------
 Revenues:
    Software Systems                        $   5,685,000       $    3,564,000
    Consulting                                  1,159,000              436,000
                                            ---------------     ----------------
             Total                          $   6,844,000       $    4,000,000
                                            ===============     ================

 Cost of sales:
    Software Systems                        $    2,488,000      $    2,122,000
    Consulting                                     780,000             425,000
                                            ---------------     ----------------
             Total                               3,268,000       $   2,547,000
                                            ===============     ================

 Research and development:
    Software Systems                        $    1,767,000        $    711,000
                                            ===============     ================

 Depreciation and amortization:
    Software Systems                        $      957,000       $     389,000
    Consulting                                     128,000              37,000
                                            ---------------     ----------------
             Total                          $    1,085,000       $     426,000
                                            ===============     ================

 Net income (loss) from Continuing
 Operations:
    Software Systems                        $   (2,156,000)      $  (1,177,000)
    Consulting                                      55,000              40,000
                                            ----------------     ---------------
             Total                              (2,101,000)      $   (1,137,000)
                                            ================     ===============

 Interest expense
    Software Systems                        $      356,000       $     76,000
                                            ----------------     ---------------
             Total                          $      356,000       $     76,000
                                            ================     ===============

 Income taxes
    Software Systems                        $            -       $   (157,000)
                                            ----------------     ---------------
              Total                         $            -       $   (157,000)
                                            ================     ===============

 Expenditures for long-lived Assets
    Software Systems                        $      119,000       $    161,000
                                            ----------------     ---------------
              Total                         $      119,000       $    161,000
                                            ================     ===============


                                              March 31,           December 31,
                                        ----------------------------------------
                                              2001                    2000
                                        ------------------     -----------------
 Assets
 Software Systems                            $  30,865,000         $30,648,000
 Consulting                                  $   4,502,000         $ 4,472,000
                                        -------------------     ----------------
               Total                         $  35,367,000         $35,120,000
                                        ===================     ================

     Certain categories of expenses are omitted. See Consolidated Financial Statements above.

     The Net Income (loss) from continuing operations reported above has been affected by non-cash depreciation and amortization charges as reported above.

NOTE 9 - LICENSE AGREEMENTS

     The Company licenses certain software products from third parties for incorporation in, or other use with, its products and is obligated to pay license fees in connection with such products. The Company sublicenses such products to its customers and collects fees in connection with such sublicensees.


NOTE 10 - SUBSEQUENT EVENTS

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

     On March 19, 2001, the Company issued 593,688 shares of its common stock to the former preferred shareholders and noteholders of CareCentric Solutions pursuant to the terms of the July 12, 1999 Merger Agreement as more fully explained in Note 7 to these Financial Statements.

     In the second quarter of 2001 the Company recorded restructuring charges of approximately $675,000 relating primarily to initiatives to reduce future operating costs by focusing the software operations into two core markets - Home Medical Equipment - IV and Home Health Agency. Principal costs included in the charge were (i) severance and related benefits for the elimination of 33 positions and the layoff of six employees, and (ii) the costs of closing one non-essential training and support location.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and are subject to the safe harbor created by such sections. When used in this report, the words "believe", "anticipate", "estimate", "expect", and similar expressions are intended to identify forward-looking statements. The Company's future financial performance could differ significantly from that set forth herein, and from the expectations of management. Important factors that could cause the Company's financial performance to differ materially from past results and from those expressed in any forward looking statements include, without limitation, the inability to close the transactions required to obtain the additional capital resources described herein, variability in quarterly operating results, customer concentration, product acceptance, long sales cycles, long and varying delivery cycles, the Company's dependence on business partners, emerging technological standards ,the effects of changes in regulations affecting health care providers, uncertainties regarding the restructuring described herein, risks associated with acquisitions and the risk factors detailed in the Company's Registration Statement on Form S-4 (File No. 333-96529) and in the Company's periodic reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto.


Liquidity and Capital Resources
-------------------------------

     The Company secured $13.0 million in new debt and equity capital during 2000 as follows:

                  SOURCE                       FUNDING                 FORM                   DATE CLOSED
    ------------------------------------  ------------------  ------------------------   ----------------------

    John E. Reed                            $     1,000,000   Series D Preferred Stock       June 22, 2000
    John E. Reed                                  6,000,000   Line of Credit                 June 22, 2000
    Wainwright Bank and Trust Company             6,000,000   Line of Credit                 July 12, 2000
                                          ------------------
                                            $    13,000,000
                                          ==================

     Details on these three  transactions  are  described  in greater  detail in
Note 5 to the accompanying Financial Statements.

     The Wainwright Bank and Trust Company Line of Credit was used to pay off the Silicon Valley Bank Line of Credit, certain short term loans from Mestek Inc., and the note payable to David O. Ellis. As of May 11, 2001, the unused capacity under the John E. Reed and Wainwright Bank and Trust Company lines of credit are $3,800,000 and $0, respectively.

     Notwithstanding the Company's continued commitment to research and development, its net borrowings from all sources, representing in effect the Company's "cash run rate", were significantly reduced during the three months ended March 31, 2001, to $1,700,000, as compared with the three months ended December 31, 2000, during which the Company borrowed $2,697,000. The Company's borrowings from all sources between April 1, 2001 and May 11, 2001 were $500,000, with $3,800,000 in available capacity remaining under the J.E. Reed line of credit as of that date. As disclosed in the financial statements, the Company has a working capital deficit of $13,515,000 at March 31, 2001.

     In furtherance of the Company's plan to achieve a breakeven cash run rate in the near term, it implemented a restructuring plan in April 2001, as more fully described herein, in addition to the various other ongoing cost reduction initiatives undertaken subsequent to the MCS/CareCentric merger on March 7, 2000. The Company believes in light of these cost reduction efforts that its funding sources, as described above, will be sufficient to meet its working capital needs in 2001. The Company remains dependent, however, on its majority shareholder, J. E. Reed, for its working capital financing needs.

     As part of the restructuring plan, the Company will record a restructuring charge of approximately $675,000 to cover the cost of employee severance and related benefits for the elimination of 33 positions, the layoff of six employees, and the closing of one non-essential training and support facility. Total annual payroll and associated benefits for the affected employees are approximately $3.8 million and total annual operating costs for the closed facility are approximately $55,000.

     The Company's operating earnings for the three months ended March 31, 2001, after adding back non cash charges (amortization and depreciation) and spending on research and development, was $751,000, computed as follows:

          (Loss) Income from operations          $     (2,101,000)
          Amortization and depreciation                 1,085,000
          Research and development                      1,767,000
                                              --------------------
                                                 $        751,000
                                              ====================

Background
----------

     CareCentric, Inc. (formerly known as Simione Central Holdings, Inc.) ("CareCentric" or the "Company") is a leading provider of information technology systems and related software support services and consulting services designed to help home health care providers more effectively operate their businesses in today's environment. The Company's focus is to help home health care providers streamline their operations and better serve their patients. CareCentric offers several comprehensive software solutions. Each of these solutions provides a basic set of software applications and specialized modules, which can be added based on customer needs. These software solutions are designed to enable customers to generate and utilize comprehensive financial, operational and clinical information. In addition to its software solutions and related software support services, the Company's home health care consulting services assist providers in addressing the challenges of reducing costs, maintaining quality, streamlining operations and re-engineering organizational structures, as well as assisting with regulatory compliance and merger and acquisition due diligence.

     The Company sells its software pursuant to non-exclusive license agreements, which provide for the payment of a one-time license fee. In accordance with SOP 97-2, these revenues are recognized when products are delivered and the collectibility of fees is probable, provided that no significant obligations remain under the contract. The Company generally requires payment of a deposit upon the signing of a customer order as well as certain additional payments prior to delivery. As a result, the Company's balance sheet reflects significant customer deposits.

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

     The Company believes that continued enhancement of its software systems is critical to its future success, and anticipates that investment in existing and new products will continue as needed to support the Company's product strategies. Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. For the three months ended March 31, 2001 and 2000, the Company did not capitalize any computer software development costs.

Backlog
-------

     The Company had backlog associated with its software operations of approximately $3.7 million and $4.1 million on March 31, 2001 and December 31, 2000, respectively. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees and professional services. The length of time required to complete an implementation depends on many factors outside the control of the Company, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete the implementation process. As a result, the Company may be unable to predict accurately the amount of revenue it will recognize in any period and therefore can make no assurances that the amounts in backlog will be recognized in the next twelve months.

     During the first quarter of 2001 CareCentric recorded new orders for software and related services of $2.1 million, a decrease of $0.5 million, or 19.0%, from the $2.6 million recorded in the first quarter of 2000.

Results of Operations
---------------------

     Results of operation for the three months ended March 31, 2000 included the operations of the former MCS for three months and the operations of CareCentric (formerly Simione Central Holdings, Inc.) for only the period subsequent to March 7, 2000. As a result, a comparison of the 2001 and 2000 Statements of Operations is not meaningful to an understanding of the Company's relative performance. Therefore, for purposes of comparability, the following discussion reflects the assumption that the operations of CareCentric and MCS were combined on a pro-forma basis for the three months ended March 31, 2000, as illustrated in Table 1 below.

     Net Revenues. Total net revenues for the three months ended March 31, 2001 decreased by $1.2 million, or 15.0%, to $6.8 million in 2001 from $8.0 million in 2000. Revenues from software systems decreased by $0.4 million, or 13.3%, to $2.6 million in 2001 from $3.0 million in 2000.. Revenues from software maintenance decreased by $0.3 million, or 9.1%, to $3.0 million in 2001 from $3.3 million in 2000. Revenue from consulting services decreased by $0.5 million, or 29.4%, to $1.2 million in 2001 from $1.7 million in 2000.

     These reduced revenues are principally attributable to reduced spending resulting from uncertainties in the marketplace related to a new home health care reimbursement system, the Prospective Payment System (PPS) implemented by the Health Care Financing Administration (HCFA) in October 2000. In contrast to the former Interim Payment System which was based upon Medicare's historic cost reimbursement, PPS is based upon pre-set per episode fees. As such, PPS represented a radical departure from past practice and introduced significant uncertainty in the home health care industry.

     Cost of Revenues. Total cost of revenues decreased approximately $1.5 million, or 31%, to $3.3 million for the three months ended March 31, 2001 from $4.8 million in 2000. As a percentage of total revenues, cost of revenues decreased to 48.1% in 2001 from 59.6% in 2000. The $1.5 million decrease resulted from reduced total sales in 2001 as compared to 2000 and efficiencies achieved from the combination of support operations, elimination of excess capacity and cost management after the merger. The improvement in gross margin percentage resulted from efficiencies achieved from the combination of support operations and other cost management activities, as well as a reduction in hardware revenues as a percentage of total revenues.

     Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased $0.1 million to $2.9 million in 2001 from $3.0 million in 2000. This decrease is principally attributable to synergies derived from centralization of administrative functions and elimination of non-essential facilities and excess capacity totaling $0.3 million, which were partially offset by one-time expenditures surrounding the change in corporate identity and increased advertising and marketing costs totaling $0.2 million. As a percentage of total net revenues, selling, general and administrative expenses were 41.6% for the three months ended March 31, 2001 compared with 37.0% for the three months ended March 31, 2000. The increase as a percent of revenue is primarily attributable to the relatively fixed nature of these costs and reduced revenues.

     Research and Development Expenses. Research and development expenses increased $0.3 million, or 20.0% to $1.8 million in 2001 from 1.5 million in 2000. As a percentage of total net revenues, these expenses increased to 26.0% for the three months ended March 31, 2001 from 18.6% for the three months ended

March 31, 2000. This dollar increase was attributable to additional development costs for all products, but especially for The Smart Clipboard(R), PharmMed Rx(TM) and HMExpress.

     Amortization and Depreciation. Amortization and depreciation decreased by $0.1 million, or 9.5% to $1.1 million in 2001 from $1.2 million in 2000. This decrease resulted from the normal disposition of fully depreciated assets.

     Other Income (Expense). Interest expense for the three months ended March 31, 2000 relates primarily to borrowings under the Company's line of credit agreement and capital lease obligations and has increased by approximately $177,000 as a result of increased borrowing subsequent to March 31, 2000.

     Income Taxes. The Company has not incurred or paid taxes since its inception.


             TABLE 1. CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months Ended March 31,
                                                        -------------------------------------------
                                                               2001                     2000
                                                        -------------------      -------------------
  Net revenues:                                              $   6,844,000            $   8,011,000
  Costs and expenses:
      Cost of revenues                                           3,268,000                4,778,000
      Selling, general and administrative                        2,825,000                2,963,000
      Research and development                                   1,767,000                1,489,000
      Depreciation and amortization                              1,085,000                1,198,000
                                                        -------------------      -------------------
           Total costs and expenses                              8,945,000               10,428,000
                                                        -------------------      -------------------
      Loss from operations                                      (2,101,000)              (2,418,000)

  Other (expense) income:
      Interest expense                                            (356,000)                (178,000)
      Interest and other income                                    126,000                   (3,000)
                                                        -------------------      -------------------
  Net loss before taxes                                         (2,331,000)              (2,599,000)
                                                        -------------------      -------------------
      Income tax benefit                                                 -                 (154,000)
                                                        -------------------      -------------------
  Net  loss                                                  $  (2,331,000)          $   (2,445,000)
                                                        ===================      ===================

  Net loss per share - basic and diluted                      $     (0.59)             $     (0.63)
                                                        ===================      ===================

  Weighted average common shares -
      basic and diluted                                          3,927,000                3,927,000
                                                        ===================      ===================

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


Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

     As of March 31, 2001, the Company's obligations include variable rate notes payable and a line of credit bank note with aggregate principal balances of approximately $7.2 million, which mature at various dates through 2005. The Company is exposed to the market risk of significant increases in future interest rates. Each incremental point change in the prime interest rate would correspondingly increase or decrease the Company's interest expense by approximately $66,000 per year.

     At March 31, 2001, the Company had accounts receivable of approximately $9.4 million (net of an allowance for doubtful accounts of $525,000). The Company is subject to a concentration of credit risk because most of the accounts receivable are due from companies in the home health industry.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Neither CareCentric nor any of its subsidiaries is currently a party to any legal proceedings which would be material to the business or financial condition of the Company on a consolidated basis.

Item 2. Change in Securities.

     On March 19, 2001, the Company issued 593,688 shares of its common stock to the former preferred shareholders and noteholders of CareCentric Solutions, Inc. pursuant to the terms of the July 12, 1999 Merger Agreement. In issuing the warrants and shares without registration, the Company relied on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

     The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.    Description
-----------    -----------

 10.1* First Amendment to Voting Agreement Regarding Simione Directors dated as of July 12, 2000 by and among the Company, Mestek, Inc., John E. Reed, Stewart B. Reed, E. Herbert Burk, Daniel J. Mitchell and Jesse I. Treu.

-----------------------------

*Filed herewith.


(b)           Reports on Form 8-K:

     The Company filed a Report on Form 8-K dated January 31, 2001 regarding the change of its corporate name to CareCentric, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CARECENTRIC, INC.


Dated: May 15, 2001                     By:/s/ Stephen M.Shea
                                        ----------------------------------------
                                           STEPHEN M. SHEA
                                           Senior Vice President - Finance and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

    10.1 First Amendment to Voting Agreement Regarding Simione Directors dated as of July 12, 2000 by and among the Company, Mestek, Inc., John E. Reed, Stewart B. Reed, E. Herbert Burk, Daniel J. Mitchell and Jesse I. Treu.

-----------------------------

*Filed herewith.






1359242