Form 10-Q
period 2001-06-30
CARECENTRIC INC
filed 2001-08-14
CIK 896157

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

                  For the period ended June 30, 2001

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to ______________


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

                      Yes  X                No ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                    Outstanding at
       Class                                        7/31/2001
       -----                                        ---------
       Common Stock, $.001 par value                4,381,350 shares


================================================================================

                                CARECENTRIC, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


PART I.        FINANCIAL INFORMATION
               ---------------------

Item 1.        Consolidated Financial Statements

               Consolidated Balance Sheets - June 30, 2001 (unaudited) and December 31, 2000 (audited).

               Consolidated Statements of Operations - Three Months Ended June 30, 2001 (unaudited) and 2000 (unaudited).

               Consolidated Statements of Shareholders' Equity - Six Months Ended June 30, 2001 (unaudited).

               Consolidated Statements of Cash Flows - Three Months and Six Months Ended June 30, 2001 (unaudited) and 2000 (unaudited).

               Notes to Consolidated Financial Statements - June 30, 2001 (unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.        Quantitative and Qualitative Disclosures About Market Risk


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


                                                    CARECENTRIC, INC.
                                               CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,            December 31,
                                                                              -----------------    -------------------
                                                                                    2001                  2000
                                                                              -----------------    -------------------
                                                                                (unaudited)            (audited)
                              ASSETS

 Current assets:
        Cash and cash equivalents                                                   $   45,000          $     362,000
        Accounts receivable, net of allowance for
          doubtful accounts of $525,000 and $237,000
          respectively                                                               8,075,000              8,484,000
        Prepaid expenses, inventory and other
          current assets                                                               943,000                701,000
                                                                              -----------------    -------------------
          Total current assets                                                       9,063,000              9,547,000

Purchased software, furniture and equipment, net                                     1,819,000              1,957,000
Intangible assets, net                                                              21,571,000             23,405,000
Other assets                                                                           350,000                211,000
                                                                              -----------------    -------------------
          Total assets                                                           $  32,803,000         $   35,120,000
                                                                              =================    ===================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Line of credit                                                           $   5,996,000          $   5,996,000
        Note payable                                                                   647,000                600,000
        Accounts payable                                                             2,713,000              1,156,000
        Accrued compensation expense                                                   817,000                616,000
        Accrued liabilities                                                          7,435,000              7,447,000
        Customer deposits                                                            2,206,000              2,496,000
        Unearned revenues                                                            3,609,000              5,001,000
                                                                              -----------------    -------------------
          Total current liabilities                                                 23,423,000             23,312,000

Accrued liabilities, less current portion                                               36,000                128,000

Notes payable long-term                                                              3,575,000                600,000
                                                                              -----------------    -------------------
Total liabilities                                                                   27,034,000             24,040,000

Shareholders' equity:
       Preferred stock; 10,000,000 shares authorized
           Series B Preferred, $.001 par value; 5,600,000 issued
             and outstanding                                                             6,000                  6,000
           Series C Preferred, $.001 par value;  850,000 issued
             and outstanding                                                             1,000                  1,000
         Series D Preferred, $.001 par value; 398,000 issued and
             outstanding                                                                     -                      -
         Common stock, $.001 par value; 20,000,000 shares authorized,
             4,381,350 shares issued and outstanding at June 30, 2001, and
             3,849,816 shares issued and outstanding at December 31, 2000;               4,000                  4,000
        Additional paid-in capital                                                  21,070,000             21,070,000
        Stock warrants                                                               1,000,000              1,000,000
        Accumulated deficit                                                       (16,312,000)           (11,001,000)
                                                                              -----------------    -------------------
          Total shareholders' equity                                                 5,769,000             11,080,000
                                                                              -----------------    -------------------

          Total liabilities and shareholders' equity                             $  32,803,000         $   35,120,000
                                                                              =================    ===================



See notes to consolidated financial statements.

The above financial statements reflect the fact that for accounting purposes MCS, Inc. is deemed to have acquired CareCentric, Inc. on March 7, 2000, the date of the merger, as more fully explained in Notes 1 and 2 to the Consolidated Financial Statements.

                                CARECENTRIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                               Three Months Ended June 30,                Six Months Ended June 30,
                                           ----------------------------------      ----------------------------------
                                                 2001               2000                  2001                2000
                                           -------------     ----------------      ----------------    --------------
Net revenues:                              $ 6,549,000       $   6,257,000        $   13,393,000      $   10,258,000

Costs and expenses:
     Cost of revenues                        3,135,000           3,954,000             6,403,000           6,501,000
     Selling, general and administrative     2,711,000           2,807,000             5,536,000           4,259,000
     Research and development                1,609,000           1,780,000             3,376,000           2,491,000
     Depreciation and amortization           1,084,000           1,183,000             2,169,000           1,610,000
     Restructuring charge                      675,000                  -                675,000                   -
                                          -------------      ----------------      ----------------   ---------------
          Total costs and expenses           9,214,000           9,724,000            18,159,000          14,861,000
                                          -------------      ----------------      ----------------   ---------------
    Loss from operations                    (2,665,000)         (3,467,000)           (4,766,000)         (4,603,000)

Other (expense) income:
     Interest expense                         (383,000)           (189,000)             (739,000)           (266,000)
     Interest and other income                  68,000              28,000               194,000              34,000
                                          --------------     ----------------      ----------------   ----------------
Net loss before taxes                        (2,980,000)         (3,628,000)          (5,311,000)         (4,835,000)
                                          --------------     ---------------      ----------------   -----------------

     Income tax benefit                              -                   -                     -             157,000
                                          --------------     ---------------      ----------------   -----------------
Net loss                                  $  (2,980,000)     $   (3,628,000)       $  (5,311,000)       $ (4,678,000)
                                          ==============     ===============      ================   =================

Net loss per share - basic and diluted    $       (0.67)     $        (0.94)       $       (1.27)       $      (1.57)
                                          ===============    ================      ================   ================

Weighted average common shares -
   basic and diluted                          4,418,000           3,850,000            4,178,000           2,983,000
                                          ===============    ================      ================   ================


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



                                                     CARECENTRIC, INC.
                                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                          For the six months ended June 30, 2001

                                                                                                                  Total
                                Common                  Preferred      Paid-in                   Accumulated   Shareholders'
                      Shares     Stock       Shares       Stock        Capital      Warrants       Deficit        Equity
                    ----------- ----------- ----------- -----------  ------------- ------------  ------------- ---------------

Balance at
December 31, 2000    3,850,000    $  4,000   6,848,000   $    7,000   $ 21,070,000   $ 1,000,000  $(11,001,000)   $ 11,080,000

Issuance of
$.001 par value
common stock (1)       593,000           -           -            -              -             -             -               -

Cancellation of
$.001 par value
common stock (1)      (62,000)           -           -            -              -             -              -              -

Net loss                     -           -           -           -              -            -      (5,311,000)    (5,311,000)
                     ------------ ----------- ----------- -----------  ------------- ------------  ------------- -------------
Balance at
June 30, 2001        4,381,000    $ 4,000    6,848,000   $   7,000    $ 21,070,000  $ 1,000,000   $(16,312,000)  $ 5,769,000
                     ============ ========== ===========  ===========  ============= ============  ============= =============



(1)  See Note 8 to the consolidated financial statements.





See notes to consolidated financial statements.

The above financial statements reflect the fact that for accounting purposes MCS, Inc. is deemed to have acquired CareCentric, Inc. on March 7, 2000, the date of the merger, as more fully explained in Notes 1 and 2 to the Consolidated Financial Statements.

                                                 CARECENTRIC, INC.

                                        CONSOLIDATED STATEMENTS OF CASH FLOW


                                                    Three Months ended June 30,       Six Months ended June 30,
                                                    ------------------------------    ---------------------------
                                                        2001          2000                2001           2000
                                                    ---------------- -------------    ------------   ------------
    Cash flows from operating activities:
    Net loss                                            $(2,980,000)  $(3,628,000)    $(5,311,000)   $(4,678,000)
    Adjustments to reconcile net loss
    to net cash used in operating activities:
       Provision for doubtful accounts                       84,000       281,000         153,000        352,000
       Amortization and depreciation                      1,084,000     1,184,000       2,178,000      1,610,000

    Changes in assets and liabilities, net of
    acquisitions:
       Accounts receivable                                1,423,000       494,000         376,000       (870,000)
       Prepaid expenses and other current assets            166,000       197,000        (242,000)        15,000
       Other assets                                        (146,000)     (137,000)       (139,000)      (136,000)
       Accounts payable                                    (125,000)   (1,044,000)      1,557,000       (873,000)
       Accrued compensation expense                        (196,000)     (308,000)        201,000        (82,000)
       Accrued liabilities                                  467,000       147,000         (12,000)      (683,000)
       Customer deposits                                   (194,000)      714,000        (290,000)       819,000
       Unearned revenues                                   (828,000)      598,000      (1,392,000)     1,612,000
                                                       ------------  ------------    ------------   ------------
            Net cash used in operating activities        (1,245,000)   (1,502,000)     (2,921,000)    (2,914,000)
                                                       ------------  ------------    ------------   ------------

    Cash flows from investing activities:
    Purchase of software, furniture and equipment          (256,000)     (110,000)       (375,000)      (271,000)
                                                        ------------  ------------    ------------   ------------
            Net cash used in investing activities          (256,000)     (110,000)       (375,000)      (271,000)
                                                        ------------  ------------    ------------   ------------

    Cash flows from financing activities:
    Cash received in connection with MCS merger                   -             -               -      3,547,000
    Proceeds from issuance of preferred stock                     -     1,000,000               -      1,000,000
    Proceeds from issuance of notes payable               1,292,000       583,000       2,979,000        590,000
                                                        ------------  ------------    ------------   ------------
            Net cash provided by financing activities     1,292,000     1,583,000       2,979,000      5,137,000
                                                        ------------  ------------    ------------   ------------
            Net increase/(decrease) in cash
                and cash equivalents                       (209,000)      (29,000)       (337,000)     1,952,000

    Cash and cash equivalents, beginning of period          254,000     2,028,000         362,000         47,000
                                                        ------------  ------------    ------------   ------------

    Cash and cash equivalents, end of period             $   45,000    $1,999,000       $  45,000     $1,999,000
                                                        ============  ============    ============   ============



See notes to consolidated financial statements.

The above financial statements reflect the fact that for accounting purposes MCS, Inc. is deemed to have acquired CareCentric, Inc. on March 7, 2000, the date of the merger, as more fully explained in Notes 1 and 2 to the Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


MCS as Deemed Acquirer of CareCentric, Inc.

On March 7, 2000, CareCentric, Inc. (formerly known as Simione Central Holdings, Inc.) ("CareCentric" or the "Company") and MCS, Inc. ("MCS") merged in a transaction accounted for as a reverse acquisition for financial reporting purposes. In connection with the acquisition, CareCentric issued 1,489,853 shares of its common stock in exchange for all the outstanding common stock of MCS, and thereby, the former shareholders of MCS acquired control of CareCentric. As a result, for financial reporting purposes MCS is considered the acquiring company; hence, the historical financial statements of MCS became the historical financial statements of CareCentric and include the results of operations of CareCentric only from the effective acquisition date.

The weighted average common shares for the six months ended June 30, 2000 are recast in the accompanying Consolidated Statements of Operations to give effect to the 1,489,853 shares of CareCentric common stock that were issued to the MCS shareholders in connection with the CareCentric/MCS merger on March 7, 2000 as though such shares had been outstanding for the entire period. For the period from January 1, 2000 through March 6, 2000, therefore, 1,489,853 shares of issued and outstanding CareCentric common stock are deemed to be owned by the MCS shareholders. For the period from March 7, 2000 through December 31, 2000, there were 3,849,816 total shares of issued and outstanding Company common stock (after giving effect to the CareCentric/MCS merger). The weighted average shares for the year ended December 31, 2000 are also recast to give effect to the 1,489,853 shares of CareCentric common stock that were issued to the MCS shareholders pursuant to the CareCentric/MCS merger as though such shares had been outstanding for the entire period.

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and amounts and classification of liabilities that might be necessary should the Company be unable to continue to operate in the normal course of business. See the Liquidity section of Management Discussion and Analysis on page 14.

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

Net (Loss) Earnings Per Share

The Company has adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share for the quarters ended June 30, 2000 and 2001 exclude the effects of options, warrants and conversion rights as they would be antidilutive, and as a result, basic and diluted earnings are the same for the quarters ended June 30, 2000 and 2001. Per share amounts for all periods have been presented in conformity with SFAS No. 128 requirements.

Stock Based Compensation

Stock options are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123 and related interpretations).

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

Recently Adopted Accounting Standards

In 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 became effective for the Company's fiscal quarter ended June 30, 2001. The Company's management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's financial position or results of operations.

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets", which, for all intents and purposes for the Company, will become effective December 31, 2001. Goodwill generated in purchase transactions will be recorded as a non-wasting asset subject to an impairment test at least once per year. Amortization of goodwill currently on the Company's books will cease as of January 1, 2002. The Company is currently evaluating the effect that adoption of FAS 142 will have on its financial position and results of operations in 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of New Accounting Standards" below.

NOTE 2 - CARECENTRIC/MCS MERGER

On March 7, 2000, MCS completed the merger with CareCentric. CareCentric issued 1,489,853 shares of common stock to MCS stockholders in exchange for all of the outstanding shares of MCS common stock. This number of shares has been adjusted to reflect a one-for-five reverse stock split that was completed by CareCentric immediately prior to the merger. In connection with the closing of the merger, Mestek invested $6.0 million in CareCentric in exchange for 5.6 million shares of Series B preferred stock and warrants to purchase 400,000 shares (on a split adjusted basis) of CareCentric common stock and converted a pre-existing
$850,000 note receivable into 850,000 shares of Series C preferred stock. Additional information on the merger is included in the Company's Registration Statement on Form S-4 (Registration No. 333-96529).

As required by generally accepted accounting principles (GAAP), the effects of the merger on the Company's assets and liabilities have been excluded from the operating section of the cash flow statement for reporting purposes.

Pro-forma unaudited results assuming the merger took place as of January 1, 2000 are as follows:


                                                                    For Six Months Ended June 30,
                                                              ------------------------------------------
                                                                     2001                   2000
                                                              -------------------- ---------------------
              Net revenues                                       $  13,393,000         $  13,626,000
              Net (loss)                                         $  (5,311,000)        $  (6,439,000)
              Net (loss) per share - basic and diluted           $       (1.27)        $       (1.64)


NOTE 3 - RESTRUCTURING AND OTHER CHARGES

In April 2001, CareCentric approved a plan to close one remote support office and to downsize the workforce at its remaining facilities. As a result of these actions the Company recorded a total charge of $675,000 in the quarter ended June 30, 2001.

The restructuring charge includes $598,000 of employee severance costs and $77,000 in other exit costs (principally lease termination costs and functional relocation expenses). The plan entails the elimination of 33 positions, the layoff of six additional employees and the closing of one non-essential training and support facility. The Company expects to pay $585,000 in cash related to the restructuring plan. During the quarter ended June 30, 2001 the Company paid $294,000 in employee costs and $18,000 in other exit costs. As of July 31, 2001, 39 employees had been separated under the plan.

NOTE 4 - PURCHASED SOFTWARE, FURNITURE AND EQUIPMENT

Purchased software, furniture and equipment consisted of the following:

                                                                                           Depreciation
                                                   June 30,            December 31,         Estimated
                                                     2001                  2000            Useful lives
                                               -----------------     ------------------   ---------------
Software                                          $  1,677,000           $  1,635,000        3 years
Furniture and fixtures                               1,577,000              1,551,000       10 years
Computer equipment                                   4,552,000              4,415,000        5 years
                                               -----------------     ------------------
                                                     7,806,000              7,601,000
Accumulated depreciation                           (5,987,000)             (5,644,000)
                                               -----------------     ------------------
Net purchased software, furniture and
  equipment                                       $  1,819,000           $  1,957,000
                                               =================     ==================



NOTE 5 - INTANGIBLE ASSETS

Intangible assets at June 30, 2001 consisted of the following:

                                                         Accumulated          Net Book         Amortization
                                       Cost             Amortization            Value             Period
                                 -----------------   --------------------  ----------------   ----------------

      Developed technology            $10,650,000         $  (1,775,000)      $  8,875,000           8 years
      Assembled workforce               2,300,000              (613,000)         1,687,000           5 years
      Customer base                     1,700,000              (252,000)         1,448,000           9 years
      Goodwill                         11,851,000            (2,290,000)         9,561,000           7 years
                                   ---------------    -------------------  ----------------
                                      $26,501,000         $  (4,930,000)      $ 21,571,000
                                   ===============    ===================  ================

See also Note 1, "Summary of Significant Accounting Policies - Recently Adopted Accounting Standards".

NOTE 6 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

                                                    June 30, 2001      December 31, 2000
                                                    -------------      -----------------
Short Term:
Line of Credit                                         $ 5,996,000       $  5,996,000
Note Payable - Mestek                                  $   647,000       $    600,000

Long Term:
Convertible Note Payable - Barrett C. O'Donnell        $   600,000       $    600,000
Convertible Note Payable - J.E Reed                    $ 2,975,000       $          -
                                                       -----------     --------------
Total Long-term Notes Payable                          $ 3,575,000       $    600,000
                                                       ===========     ==============


Line of Credit:

On July 12, 2001, the Company renewed a $6.0 million Loan and Security Agreement facility (the Wainwright Facility) with Wainwright Bank and Trust Company, a commercial bank, under which the Company granted a first priority position on substantially all of its assets as security. The Wainwright Facility was initially used to pay off the line of credit with Silicon Valley Bank, certain short-term loans from Mestek, Inc., and a loan from David O. Ellis, and then to fund the Company's operations. Borrowings under the Wainwright Facility accrue interest, at the bank's prime rate per annum, require monthly payments of interest and mature on July 12, 2002. The Company's obligations under the

Wainwright Facility are guaranteed by Mestek in consideration of which the Company has issued a warrant to Mestek to purchase 104,712 shares of the Company's common stock.

Convertible Note Payable - Barrett C. O'Donnell:

On November 11, 1999, Simione Central Holdings, Inc. ("Simione") borrowed $500,000 from Barrett C. O'Donnell on an unsecured basis and executed a promissory note in connection therewith. Mr. O'Donnell is a director of the Company. When the CareCentric/MCS merger was completed on March 7, 2000, the Company succeeded to this obligation. The note payable to Mr. O'Donnell included interest at 9% per annum, was scheduled to mature on May 11, 2002, and required quarterly payments of accrued interest. On August 8, 2000, the $500,000 note payable to Mr. O'Donnell, together with $100,000 of deferred salary, was cancelled in exchange for a $600,000 subordinated note, convertible into CareCentric common stock at a strike price of $2.51 per share, with interest at 9% per annum and a five-year maturity.

Note Payable - Mestek:

The Company is obligated under an unsecured promissory note in the principal amount of $600,000 payable to Mestek Inc. which bears interest at prime plus one percent with interest payable semiannually and which matures on July 30, 2002. This note covers funds advanced by Mestek to CareCentric to cover payroll and accounts payable obligations incurred by the Company during the period of its transition of senior lenders from Silicon Valley Bank to Wainwright Bank and Trust Company.

J.E. Reed Facility:

On June 22, 2000, the Company entered into a new financing facility (the J. E. Reed Facility) provided by John E. Reed, Chairman of CareCentric and the Chairman and Chief Executive Officer of Mestek, Inc. The J. E. Reed Facility consists of a $6.0 million subordinated revolving line of credit, convertible into common stock of the Company at a strike price of $2.51 per share, with interest at 9% per annum and payable quarterly, and a five-year maturity. The J.
E. Reed Facility can be drawn down by the Company as needed in $500,000 increments and is secured by a second position on substantially all of the Company's assets. Borrowings totaling $2.975 million were outstanding under the
J. E. Reed Facility as of July 31, 2001. The unused capacity under the J.E. Reed line as of July 31, 2001 was $3.025 million.

The Company is obligated under a number of capital lease obligations originally entered into by CareCentric related to computer equipment formerly used in CareCentric's business.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company is engaged in various legal and regulatory proceedings arising in the normal course of business which management believes will not have a material adverse effect on its financial position or results of operations.

NOTE 8 - SHAREHOLDERS' EQUITY

Subsequent to December 31, 2000, changes in the Company's Shareholders' Equity (all on a split-adjusted basis) are as follows:

Common Shares - 20,000,000 shares authorized, $.001 par value, 4,381,330 shares issued and outstanding. Of such shares, 1,489,853 were issued on March 7, 2000 to the former MCS common shareholders, 606,904 were issued on March 7, 2000 to the holders of CareCentric Series A Preferred Stock (the former preferred shareholders and noteholders of CareCentric Solutions, Inc.), which shares were converted into CareCentric common shares in connection with the merger, and 531,534 were issued on March 19, 2001 to the former preferred shareholders and noteholders of CareCentric Solutions, Inc. as described below.

Pursuant to the terms of the July 12, 1999 Merger Agreement by which Simione acquired the stock of CareCentric Solutions, Inc., the Company was required to issue up to an additional 606,904 shares of common stock to the former preferred shareholders and noteholders of CareCentric Solutions if the average closing price of the Company's stock for the period October 1, 2000 through December 31, 2000 did not equal $15.00 per share. Since the Company's average closing stock price for the fourth quarter of 2000 was less than $15.00 per share, on March 20, 2001, the Company issued 593,688 shares of its common stock to the former preferred shareholders and noteholders of CareCentric Solutions. The Company asserted that it was not required to issue 13,216 additional shares of its common stock as well as 150,740 shares of common stock that were being held by it in escrow under the terms of the CareCentric Solutions Merger Agreement based upon various indemnification and expense overages claims it believed it had against the former CareCentric Solutions preferred shareholders and noteholders. On May 16, 2001, the Company finalized a settlement of these claims with the representative of the former CareCentric Solutions parties pursuant to which 88,586 shares of common stock were released from escrow and distributed to the former CareCentric Solutions preferred shareholders and noteholders, the remaining 62,154 escrow shares were cancelled, no additional shares of common stock will be issued, and the parties executed a comprehensive settlement agreement.

Stock Options - The Company has granted options to purchase an aggregate of 571,659 shares (on a split adjusted basis) of common stock as of July 31, 2001, of which 2,500 options with an exercise price of $3.00 per share were granted during the three month period ended June 30, 2001. Of the options granted, none were exercised prior to July 31, 2001 and 41,705 have been cancelled. Of the remaining 557,454 options, 256,254 are vested and exercisable as of July 31, 2001. The exercise prices range from $2.51 to $73.55 per share, both on a split adjusted basis.

NOTE 9 - SEGMENT RESULTS

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

The Company evaluates performance and allocates resources based on profit or loss from operations, not including gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those used for the Consolidated Financial Statements. The revenues, operating profits (losses) and assets of the Company include the operations of MCS only from January 1, 2000 through March 7, 2000 and CareCentric from March 7, 2000 forward. Accordingly, because CareCentric's 2000 results from operations are not fully included, comparability between the 2000 and 2001 figures is compromised. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of revenue and results of operations on a "comparable" basis. The revenues, operating losses and assets of the Company by business segment are as follows:


                                    Three months ended June 30,                Six months ended June 30,
                                -------------------------------------    --------------------------------------
                                     2001                 2000                 2001                 2000
                                ----------------    -----------------    -----------------    -----------------
Revenues
      Software systems             $  5,324,000         $  5,233,000         $ 10,979,000         $  8,768,000
      Consulting services             1,225,000            1,024,000            2,414,000            1,490,000
                                ----------------    -----------------    -----------------    -----------------
              Total                $  6,549,000         $  6,257,000         $ 13,393,000         $ 10,258,000
                                ================    =================    =================    =================

Cost of Sales
      Software systems             $  2,054,000         $  2,927,000         $  4,542,000         $  5,049,000
      Consulting services             1,081,000            1,027,000            1,861,000            1,452,000
                                ----------------    -----------------    -----------------    -----------------
              Total                $  3,135,000         $  3,954,000         $  6,403,000         $  6,501,000
                                ================    =================    =================    =================

Research & development
      Software systems             $  1,609,000         $  1,780,000         $  3,376,000         $  2,491,000
                                ================    =================    =================    =================

Depreciation and amortization
      Software systems            $     947,000         $  1,040,000         $  1,894,000         $  1,430,000
      Consulting services               137,000              143,000              275,000              180,000
                                ----------------    -----------------    -----------------    -----------------
              Total               $   1,084,000         $  1,183,000         $  2,169,000         $  1,610,000
                                ================    =================    =================    =================




Net income (loss) from continuing operations

      Software systems            $  (2,735,000)       $  (3,285,000)        $ (5,054,000)        $ (4,532,000)
      Consulting services              (245,000)            (343,000)            (257,000)            (303,000)
                                -----------------    -----------------    -----------------    -----------------
              Total               $  (2,980,000)       $  (3,628,000)        $ (5,311,000)        $ (4,835,000)


                                       Three months ended June 30,                Six months ended June 30,
                                 ------------------------------------    --------------------------------------
                                        2001                 2000                 2001                 2000
                                 ---------------    -----------------    -----------------    -----------------
Interest expense
      Software systems                  377,000              189,000              726,000              266,000
      Consulting services                 6,000                    -               13,000                    -
                                 ---------------    -----------------    -----------------    -----------------
                    Total         $     383,000        $     189,000          $   739,000          $   266,000
                                 ===============    =================    =================    =================

Income taxes
      Software systems                        -                    -                    -          $  (157,000)
                                ================    =================    =================    =================

Expenditures for long-lived assets
      Software systems              $   256,000        $     271,000          $   375,000          $   432,000
                                ================    =================    =================    =================


                                    June 30,           December 31,
                                      2001                 2000
                                ----------------    -----------------
Assets
      Software systems              $ 28,309,000         $ 30,648,000
      Consulting services              4,494,000         $  4,472,000
                                -----------------    -----------------
              Total                 $ 32,803,000         $ 35,120,000
                                =================    =================


Certain  categories  of  expenses  are  omitted.   See  Consolidated   Financial
Statements above.

The Net Income (loss) from continuing operations reported above has been affected by non-cash depreciation and amortization charges as reported above.

NOTE 10 - LICENSE AGREEMENTS

The  Company  licenses   certain  software   products  from  third  parties  for
incorporation in, or other use with, its products and is obligated to pay license fees in connection with such products. The Company sublicenses such products to its customers and collects fees in connection with such sublicensees.

NOTE 11 - SUBSEQUENT EVENTS

The Company and the management of its wholly-owned subsidiary, Simione Consulting, Inc., recently have been evaluating the operations of Simione Consulting and its ability to maximize its business and methods of realizing its synergies with the Company. On July 31, 2001, William J. Simione, Jr., a Director and Executive Vice President of the Company and President of Simione Consulting and Robert J. Simione, Senior Vice President of Simione Consulting, each delivered written notice to the Company of their election to terminate their employment with Simione Consulting effective as of September 30, 2001. The Company has entered into and anticipates completing negotiations regarding the separation of Messrs. William and Robert Simione from the Company prior to that date and the orderly and mutually beneficial transition of the Company's consulting business. These negotiations are very preliminary and the ultimate financial effect on the Company resulting from these negotiations is currently uncertain; however, the Company expects that Messrs. William and Robert Simione will form a new stand-alone company employing the current consulting employees. While the Company believes that in the short term it will lose revenue associated with the consulting business, the Company believes that it will benefit in the longer term from greater management focus on the Company's core software businesses and from an arms length relationship with independent consultants. The Company is pleased that Mr. William Simione Jr. intends to remain on the Company's Board of Directors.

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

Liquidity and Capital Resources

The Company secured $13.0 million in new debt and equity capital during 2000 as follows:

                  Source                       Funding                 Form                   Date Closed
    ------------------------------------  ------------------  ------------------------   ----------------------

    John E. Reed                            $     1,000,000   Series D Preferred Stock          June 22, 2000
    John E. Reed                                  6.000,000   Line of Credit                    June 22, 2000
    Wainwright Bank and Trust Company             6,000,000   Line of Credit                    July 12, 2000
                                            ------------------
                                            $    13,000,000
                                            ==================

Details on the line of credit transactions referenced above are described in greater detail in Note 6 to the accompanying Financial Statements.

The Wainwright Bank and Trust Company Line of Credit was initially used to pay off the Silicon Valley Bank Line of Credit, certain short term loans from Mestek Inc., and the note payable to David O. Ellis, and then to fund the Company's operations. As of July 31, 2001, the unused capacity under the John E. Reed and Wainwright Bank and Trust Company lines of credit are $3,025,000 and $0, respectively.

Notwithstanding the Company's continued commitment to marketing, research and development, its net borrowings from all sources, representing in effect the Company's cash utilization rate, were significantly reduced during the three months ended June 30, 2001, to $1.275 million, as compared with $1.7 million for the three months ended March 31, 2001 and $2.7 million for the three months ended December 31, 2000. The Company had no borrowings during the month of July and, based upon internally generated cash forecasts, expects to borrow less than $500,000 though the quarter ending September 30, 2001. As of July 31, 2001 the Company had $3.025 million in available capacity remaining under the J E Reed line. As disclosed in the financial statements, the Company has a working capital deficit of $14.4 million at June 30, 2001.

In furtherance of its plan to achieve a breakeven cash utilization rate in the near term, the Company implemented a restructuring plan in April 2001, as more fully described herein, in addition to the various other ongoing cost reduction initiatives undertaken subsequent to the MCS/CareCentric merger on March 7, 2000. The Company believes in light of these cost reduction efforts that its funding sources, as described above, will be sufficient to meet its working capital needs in 2001. The Company remains dependent, however, on its majority shareholder, J. E. Reed, for its working capital financing needs.

As part of the restructuring plan, the Company recorded a restructuring charge of $675,000 to cover the cost of employee severance and related benefits for the elimination of 33 positions, the layoff of 6 employees, and the closing of one non-essential training and support facility. The total annual payroll and associated benefits for the affected employees is approximately $3.8 million and the total annual operating cost for the closed facility is approximately $55,000.

The Company's operating earnings for the three months ended June 30, 2001, after adding back non-cash charges (amortization and depreciation), spending on research and development, and the restructuring charge was $703,000, computed as follows:

          (Loss) Income from operations                 $     (2,665,000)
          Amortization and depreciation                        1,084,000
          Research and development                             1,609,000
          Restructuring charge                                   675,000
                                                       -------------------
                                                         $       703,000
                                                       ===================

Background

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

The Company believes that continued enhancement of its software systems is critical to its future success, and anticipates that investment in existing and new products will continue as needed to support the Company's product strategies. Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. For the three months ended June 30, 2001 and 2000, the Company did not capitalize any computer software development costs.

Backlog

The Company had backlog associated with its software operations of approximately $3.1 million, $3.7 million, and $4.1 million on June 30, 2001, March 31, 2001, and December 31, 2000, respectively. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees and professional services. The length of time required to complete an implementation depends on many factors outside the control of the Company, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete the implementation process. As a result, the Company may be unable to predict accurately the amount of revenue it will recognize in any period and therefore can make no assurances that the amounts in backlog will be recognized in the next twelve months.

Results of Operations for Three Months ended June 30, 2001

Net Revenues. Total net revenues for the three months ended June 30, 2001 increased by $0.3 million, or 4.6%, to $6.5 million in 2001 from $6.2 million for the three months ended June 30, 2000. Revenues from software systems increased $.3 million, or 11.7%, to $2.3 million in 2001 from $2.0 million in 2000. Revenues from software maintenance decreased by $0.2 million, or 6.6%, to

$3.0 million in 2001 from $3.2 million in 2000. Revenue from consulting services increased by $0.2 million, or 19.6%, to $1.2 million in 2001 from $1.0 million in 2000.

Cost of Revenues. Total cost of revenues decreased approximately $0.8 million, or 20.7%, to $3.1 million for the three months ended June 30, 2001 from $3.9 million for the three months ended June 30, 2000. As a percentage of total revenues, cost of revenues decreased to 47.9% in 2001 from 63.2% in 2000. The $0.8 million decrease resulted primarily from efficiencies achieved from the combination of support operations, elimination of excess capacity and cost management after the merger. The improvement in gross margin percentage resulted from efficiencies achieved from the combination of support operations and other cost management activities, as well as an increase in software sales, which carry a higher gross margin, as compared to total sales.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased $0.1 million to $2.7 million for the three months ended June 30, 2001 from $2.8 million for the three months ended June 30, 2000. This decrease is principally attributable to synergies derived from centralization of administrative functions and elimination of non-essential facilities and excess capacity, and the reduction in force (described in Note 3 to the financial statements) totaling $0.4 million, which were partially offset by one-time expenditures surrounding the change in corporate identity and increased advertising and marketing costs totaling $0.3 million. As a percentage of total net revenues, selling, general and administrative expenses were 41.4% for the three months ended June 30, 2001 compared with 44.9% for the three months ended June 30, 2000.

Research and Development Expenses. Research and development expenses decreased $0.2 million, or 9.6%, to $1.6 million for the three months ended June 30, 2001 from $1.8 million for the three months ended June 30, 2000. As a percentage of total net revenues, these expenses decreased to 24.6% for the three months ended June 30, 2001 from 28.4% for the three months ended June 30, 2000. This dollar decrease was attributable primarily to the reduction in force (described in Note 3 to the financial statements).

Amortization and Depreciation. Amortization and depreciation decreased by $0.1 million, or 8.4%, to $1.1 million for the three months ended June 30, 2001 from $1.2 million for the three months ended June 30, 2000. This decrease resulted from the normal disposition of fully depreciated assets.

Restructuring and Other Charges. In April 2001, CareCentric approved a plan to close one remote support office and to downsize the workforce at its remaining facilities. As a result of these actions the Company recorded a total charge of $675,000.

The restructuring charge includes $598,000 of employee severance costs and $77,000 in other exit costs (principally lease termination costs and functional relocation expenses). The plan entails the elimination of 33 positions (10% of salaried employees), the layoff of six additional employees and the closing of one non-essential training and support facility in Houston, Texas. Employees at impacted locations have been informed of the restructuring initiatives and benefits available to them under applicable benefit plans or related contractual provisions have been communicated. Affected employees will leave CareCentric using a mixture of voluntary and involuntary separation programs and layoffs. The Company expects to pay $585,000 in cash related to the restructuring plan. During the quarter ended June 30, 2001, the Company paid $294,000 in employee costs and $18,000 in other exit costs. As of July 31, 2001, 39 employees had been separated under the plan. The Company expects to fully realize savings related to these headcount reductions during the second half of 2001 with estimated ongoing annual net savings of $3.2 million. The Company expects these savings will be realized as reductions in cost of sales and selling, general and administrative expense, and research and development expense.

Other Income (Expense). Interest expense for the three months ended June 30, 2001 relates primarily to borrowings under the Company's lines of credit agreement and capital lease obligations and has increased by approximately $194,000 from the interest expense incurred during the three months ended June 30, 2001 as a result of increased borrowing subsequent to June 30, 2000.

Income Taxes. The Company has not incurred or paid taxes since its inception.

Results of Operations for the Six Months Ended June 30, 2001

Results of operations for the six months ended June 30, 2000 included the operations of the former MCS for six months and the operations of CareCentric (formerly Simione Central Holdings, Inc.) for only the period subsequent to March 7, 2000. As a result, a comparison of the 2001 and 2000 Statements of Operations is not meaningful to an understanding of the Company's relative performance. Therefore, for purposes of comparability, the following discussion reflects the assumption that the operations of CareCentric and MCS were combined on a pro-forma basis for the six months ended June 30, 2000, as illustrated in Table 1 below.

Net Revenues. Total net revenues for the six months ended June 30, 2001 decreased by $0.2 million, or 2.4%, to $13.4 million in 2001 from $13.6 million in 2000. Revenues from software systems increased by $0.3 million, or 6.2%, to $4.9 million in 2001 from $4.6 million in 2000. Revenues from software maintenance decreased by $0.1 million, or 3.5%, to $6.1 million in 2001 from $6.2 million in 2000. Revenue from consulting services decreased by $0.4 million, or 14.2%, to $2.4 million in 2001 from $2.8 million in 2000.

Cost of Revenues. Total cost of revenues decreased approximately $2.3 million, or 26.7%, to $6.4 million for the six months ended June 30, 2001 from $8.7 million for the six months ended June 30, 2000. As a percentage of total revenues, cost of revenues decreased to 47.8% in 2001 from 64.1% in 2000. The $2.3 million decrease resulted from efficiencies achieved from the combination of support operations, elimination of excess capacity and cost management after the CareCentric/MCS merger. The improvement in gross margin percentage resulted from efficiencies achieved from the combination of support operations and other cost management activities, as well as a reduction in hardware revenues as a percentage of total revenues.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased $0.2 million to $5.5 million for the six months ended June 30, 2001 from $5.7 million for the six months ended June 30, 2000. This decrease is principally attributable to synergies derived from centralization of administrative functions and elimination of non-essential facilities and excess capacity totaling $0.6 million, which were partially offset by one-time expenditures surrounding the change in corporate name and increased advertising and marketing costs totaling $0.4 million. As a percentage of total net revenues, selling, general and administrative expenses were 41.0% for the six months ended June 30, 2001 compared with 42.4% for the six months ended June 30, 2000.

Research and Development Expenses. Research and development expenses increased $0.1 million, or 3.3%, to $3.4 million for the six months ended June 30, 2001 from $3.3 million for the six months ended June 30, 2000. As a percentage of total net revenues, these expenses increased to 25.4% for the six months ended June 30, 2001 from 24.06% for the six months ended June 30, 2000. This dollar increase was attributable to additional development costs for all products, but especially for The Smart Clipboard(R), PharmMed Rx(TM) and HMExpress(TM).

Amortization and Depreciation. Amortization and depreciation decreased by $0.1 million, or 4.3%, to $2.2 million for the six months ended June 30, 2001 from $2.3 million for the six months ended June 30, 2000. This decrease resulted from the normal disposition of fully depreciated assets.

Other Income (Expense). Interest expense for the six months ended June 30, 2001 relates primarily to borrowings under the Company's line of credit agreement and capital lease obligations and has increased by approximately $0.4 million from the interest expense incurred during the six months ended June 30, 2001 as a result of increased borrowing subsequent to June 30, 2000.


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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets", which, for all intents and purposes for the Company, will become effective December 31, 2001. Goodwill generated in purchase transactions will be recorded as a non-wasting asset subject to an impairment test at least once per year. Amortization of goodwill currently on the Company's books will cease as of January 1, 2002. The Company is currently evaluating the effect that adoption of FAS 142 will have on its financial position and results of operations in 2002.

                               Table 1. CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS
                                                     (unaudited)

                                                                         Six Months Ended June 30,
                                                                -------------------------------------------
                                                                       2001                     2000
                                                                -------------------      -------------------
          Net revenues:                                             $   13,393,000           $   13,626,000
          Costs and expenses:
              Cost of revenues                                           6,403,000                8,732,000
              Selling, general and administrative                        5,536,000                5,770,000
              Research and development                                   3,376,000                3,269,000
              Depreciation and amortization                              2,169,000                2,267,000
              Restructuring and other charges                              675,000                        -
                                                                -------------------      -------------------
                 Total costs and expenses                               18,159,000               20,038,000
                                                                -------------------      -------------------
              Loss from operations                                      (4,766,000)              (6,412,000)
          Other (expense) income:
              Interest expense                                            (739,000)                (178,000)
              Interest and other income                                    194,000                   (3,000)
                                                                -------------------      -------------------
          Net loss before taxes                                         (5,311,000)              (6,593,000)
                                                                -------------------      -------------------
              Income tax benefit                                                 -                 (154,000)
                                                                -------------------      -------------------
          Net  loss                                                 $  (5,311,000)          $    (6,439,000)
                                                                ===================      ===================

          Net loss per share - basic and diluted                    $       (1.27)          $        (1.64)
                                                                ===================      ===================
          Weighted average common shares -
              basic and diluted                                          4,178,000                3,926,000
                                                                ===================      ===================


Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

As of June 30, 2001, the Company's obligations include variable rate notes payable and a line of credit bank note with aggregate principal balances of approximately $10.2 million, which mature at various dates through 2005. The Company is exposed to the market risk of significant increases in future interest rates. Each incremental point change in the prime interest rate would correspondingly increase or decrease the Company's interest expense by approximately $66,000 per year.

At June 30, 2001, the Company had accounts receivable of approximately $8.1 million (net of an allowance for doubtful accounts of $525,000). The Company is subject to a concentration of credit risk because most of the accounts receivable are due from companies in the home health industry.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Neither CareCentric nor any of its subsidiaries is currently a party to any legal proceedings which management believes would be material to the business or financial condition of the Company on a consolidated basis.

Item 2.  Change in Securities.

In May 2001, the Company released from escrow 88,586 shares of its common stock to the former preferred shareholders and noteholders of CareCentric Solutions, Inc. previously issued pursuant to the terms of the July 12, 1999 Merger Agreement. In issuing shares without registration, the Company takes the position that this transaction does not constitute an "offer", "offer to sell" or "sale" under Section 5 of the Securities Act of 1933, and also relies on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.1 Settlement Agreement and Mutual Release dated as of May 16, 2001 by and between the registrant and the former shareholders and noteholders of CareCentric Solutions, Inc. by and through Daniel J. Mitchell as their representative and agent.

____________________________

*Filed herewith.

     (b)  Reports on Form 8-K:

     The Company has not filed any reports on Form 8-K during the quarter for which this report is filed.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CARECENTRIC, INC.


Dated: August 10, 2001                By:/s/ Stephen M.Shea
                                         --------------------------------------
                                           STEPHEN M. SHEA
                                           Senior Vice President - Finance and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

10.1 Settlement Agreement and Mutual Release dated as of May 16, 2001 by and between the registrant and the former shareholders and noteholders of CareCentric Solutions, Inc. by and through Daniel
               J. Mitchell as their representative and agent.




1384782