Form 10-Q
period 2001-09-30
CARECENTRIC INC
filed 2001-11-14
CIK 896157

================================================================================
                                    FORM 10-Q
                             -----------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to ___________


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                 Outstanding at
        Class                                    10/31/2001
        -----                                    ----------
        Common Stock, $.001 par value            4,371,350 shares

================================================================================

                                CARECENTRIC, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


         PART I.           FINANCIAL INFORMATION

         Item 1.           Consolidated Financial Statements

                           Consolidated Balance Sheets - September 30, 2001 (unaudited) and December 31, 2000 (audited).

                           Consolidated Statements of Operations - Three Months Ended September 30, 2001 (unaudited) and 2000 (unaudited).

                           Consolidated Statements of Shareholders' Equity - Nine Months Ended September 30, 2001 (unaudited) and 2000 (unaudited).

                           Consolidated Statements of Cash Flows - Three Months and Nine Months Ended September 30, 2001 (unaudited) and 2000 (unaudited).

                           Notes to Consolidated Financial Statements -
                           September 30, 2001 (unaudited).

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


                                CARECENTRIC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                               September 30,          December 31,
                                                                              -----------------    -------------------
                                                                                    2001                  2000
                                                                              -----------------    -------------------
                                                                                (unaudited)            (audited)
                       ASSETS

 Current assets:
        Cash and cash equivalents                                               $       31,000       $        362,000
        Accounts receivable, net of allowance for
          doubtful accounts of $378,000 and $551,000
          respectively                                                               5,741,000              8,484,000
        Prepaid expenses, inventory and other current
          assets                                                                     1,602,000                701,000
                                                                              -----------------    -------------------
          Total current assets                                                       7,374,000              9,547,000

Purchased software, furniture and equipment, net                                     1,697,000              1,957,000
Intangible assets, net                                                              18,030,000             23,405,000
Other assets                                                                           468,000                211,000
                                                                              -----------------    -------------------
          Total assets                                                          $   27,569,000       $     35,120,000
                                                                              =================    ===================


          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Note payable                                                                   647,000                600,000
        Line of Credit                                                               5,013,000              5,996,000
        Current portion capital lease obligation                                        10,000                      -
        Accounts payable                                                             1,847,000              1,156,000
        Accrued compensation expense                                                   931,000                616,000
        Accrued liabilities                                                          6,339,000              7,447,000
        Customer deposits                                                            1,760,000              2,496,000
        Unearned revenues                                                            4,142,000              5,001,000
                                                                              -----------------    -------------------
          Total current liabilities                                                 20,689,000             17,316,000

Accrued liabilities, less current portion                                            1,910,000                128,000
Notes payable long-term                                                              4,100,000                600,000
                                                                              -----------------    -------------------
Total liabilities                                                                   26,699,000             24,040,000

Shareholders' equity:
        Preferred stock; 10,000,000 shares authorized
           Series B Preferred, $.001 par value; 5,600,000 issued and
             outstanding                                                                 6,000                  6,000
           Series C Preferred, $.001 par value;  850,000 issued and
             outstanding                                                                 1,000                  1,000
           Series D Preferred, $.001 par value; 398,000 issued and
             outstanding                                                                     -                      -
        Common stock, $.001 par value; 20,000,000 shares authorized,
          4,371,350 shares issued and outstanding at September 30, 2001
                                   and
          3,849,816 shares issued and outstanding at December 31, 2000;                  4,000                  4,000
        Additional paid-in capital                                                  21,070,000             21,070,000
        Stock warrants                                                               1,000,000              1,000,000
        Accumulated deficit                                                        (21,211,000)           (11,001,000)
                                                                              -----------------    -------------------
          Total shareholders' equity                                                   870,000             11,080,000
                                                                              -----------------    -------------------
          Total liabilities and shareholders' equity                            $   27,569,000       $     35,120,000
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

                                CARECENTRIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                         Three Months Ended September 30,          Nine Months Ended September 30,
                                       ------------------------------------      ------------------------------------
                                            2001                2000                  2001                2000
                                       ----------------    ----------------      ----------------   -----------------
Net revenues:                           $    4,769,000      $    7,177,000        $   15,748,000     $    15,933,000
Costs and expenses:
     Cost of revenues                        1,646,000           2,621,000             6,188,000           7,670,000
     Selling, general and
       administrative                        2,550,000           3,253,000             7,551,000           7,457,000
     Research and development                1,413,000           1,897,000             4,789,000           4,388,000
     Depreciation and amortization           1,011,000           1,027,000             2,905,000           2,457,000
     Restructuring charge                            -                   -               675,000                   -
                                       ----------------    ----------------      ----------------   -----------------
          Total costs and expenses           6,620,000           8,798,000            22,108,000          21,972,000
                                       ----------------    ----------------      ----------------   -----------------
    Loss from operations                    (1,851,000)         (1,621,000)           (6,360,000)         (6,039,000)

Other (expense) income:
     Interest expense                         (219,000)           (265,000)             (958,000)           (531,000)
     Interest and other income                  29,000              68,000               223,000             220,000
                                       ----------------    ----------------      ----------------   -----------------
Net loss before taxes                   $   (2,041,000)     $   (1,818,000)       $   (7,095,000)    $    (6,350,000)
                                       ----------------    ----------------      ----------------   -----------------

     Income tax benefit                              -              (6,000)                    -             151,000
                                       ----------------    ----------------      ----------------   -----------------
Net loss from continuing operations         (2,041,000)         (1,824,000)           (7,095,000)         (6,199,000)

Discontinued operation:
     Loss on disposal of
        discontinued operations             (2,632,000)                  -            (2,632,000)                  -
     Loss from discontinued
        operations                            (226,000)            (21,000)             (483,000)           (324,000)
                                       ----------------    ----------------      ----------------   -----------------
    Net loss from operations of
       discontinued segment                 (2,858,000)            (21,000)           (3,115,000)           (324,000)
                                       ----------------    ----------------      ----------------   -----------------
Net loss                                $   (4,899,000)     $   (1,845,000)       $  (10,210,000)    $    (6,523,000)
                                       ================    ================      ================   =================

Loss per share - basic and diluted
    From continuing operations          $        (0.47)     $        (0.47)       $        (1.67)    $         (1.89)
    From discontinued operations        $        (0.65)     $        (0.01)       $        (0.73)    $         (0.10)
                                       ----------------    ----------------      ----------------   -----------------

Net loss per share                      $        (1.12)     $        (0.48)       $        (2.40)    $         (1.99)
                                       ================    ================      ================   =================

Weighted average common shares -
   basic and diluted                         4,371,000           3,850,000             4,243,000           3,273,000
                                       ================    ================      ================   =================

See notes to consolidated financial statements.

The above financial statements reflect the fact that for accounting purposes MCS, Inc. is deemed to have acquired CareCentric, Inc. on March 7, 2000, the date of the merger, as more fully explained in Notes 1 and 2 to the Consolidated Financial Statements.


                                CARECENTRIC, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  For the nine months ended September 30, 2001


                                                                                                                   Total
                                 Common                  Preferred     Paid-in                   Accumulated   Shareholders'
                    Shares        Stock       Shares      Stock        Capital      Warrants       Deficit        Equity
                    ----------- ----------- ----------- ----------- -------------- ------------ -------------- --------------

Balance at
December 31, 2000    3,850,000   $   4,000   6,848,000   $   7,000   $ 21,070,000   $1,000,000   $(11,001,000)  $ 11,080,000

Issuance of
$.001 par value
common stock (1)       593,000           -           -           -              -            -              -              -

Cancellation of
$.001 par value
common stock (1)       (72,000)          -           -           -              -            -              -              -

Net loss                     -           -           -           -              -            -    (10,210,000)   (10,210,000)
                   ------------ ----------- ----------- -----------  ------------- ------------ -------------- --------------

Balance at
September 30, 2001   4,371,000   $   4,000   6,848,000   $   7,000   $ 21,070,000   $1,000,000   $(21,211,000)  $    870,910
                   ============ =========== =========== ===========  ============= ============ ============== ==============


(1)      See Note 9 to the consolidated financial statements.


See notes to consolidated financial statements.

The above financial statements reflect the fact that for accounting purposes MCS, Inc. is deemed to have acquired CareCentric, Inc. on March 7, 2000, the date of the merger, as more fully explained in Notes 1 and 2 to the Consolidated Financial Statements.

                                CARECENTRIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                        Three Months ended             Nine Months ended
                                                          September 30,                  September 30,
                                                    --------------------------    -----------------------------
                                                        2001         2000             2001           2000
                                                    ------------- ------------    -------------   -------------

Cash flows from operating activities:
Net loss                                            $ (4,899,000) $(1,845,000)    $(10,210,000)   $(6,523,000)

Adjustments to reconcile net loss
to net cash used in operating activities:
   Provision for doubtful accounts                       133,000            -          252,000        376,000
   Amortization and depreciation                       1,094,000    1,171,000        3,277,000      2,780,000
   Loss on disposal of assets                          2,632,000            -        2,632,000              -

Changes in assets and liabilities, net of
acquisitions:
   Accounts receivable                                   565,000      (11,000)       1,026,000       (905,000)
   Prepaid expenses and other current assets            (117,000)     200,000         (359,000)       215,000
   Other assets                                         (660,000)      20,000         (799,000)      (117,000)
   Accounts payable                                     (866,000)    (308,000)         691,000     (1,182,000)
   Accrued compensation expense                          114,000     (110,000)         315,000       (192,000)
   Accrued liabilities                                   803,000     (544,000)         699,000     (1,225,000)
   Customer deposits                                    (446,000)      36,000         (736,000)       856,000
   Unearned revenues                                     533,000     (796,000)        (859,000)       817,000
                                                    ------------- ------------    -------------   -------------
        Net cash used in operating activities         (1,114,000)  (2,187,000)      (4,071,000)    (5,100,000)
                                                    ------------- ------------    -------------   -------------

Cash flows from investing activities:
Assets and liabilities disposed of                     1,715,000            -        1,715,000
Purchase of software, furniture and equipment           (122,000)    (136,000)        (467,000)      (408,000)
                                                    ------------- ------------    -------------   -------------
        Net cash used in investing activities          1,593,000     (136,000)       1,248,000       (408,000)
                                                    ------------- ------------    -------------   -------------

Cash flows from financing activities:
Cash received in connection with MCS merger                                 -                -      3,547,000
Proceeds from issuance of preferred stock                                   -                -      1,000,000
Proceeds from issuance / (repayments) of notes
payable                                                 (493,000)   1,985,000        2,492,000      2,575,000
                                                    ------------- ------------    -------------   -------------
        Net cash provided by financing activities       (493,000)   1,985,000        2,492,000      7,122,000
                                                    ------------- ------------    -------------   -------------
        Net increase/(decrease) in cash and cash
        equivalents                                      (14,000)    (338,000)        (331,000)     1,614,000

Cash and cash equivalents, beginning of period            45,000    1,999,000          362,000         47,000
                                                    ------------- ------------    -------------   -------------

Cash and cash equivalents, end of period            $     31,000  $ 1,661,000     $     31,000    $ 1,661,000
                                                    ============= ============    =============   =============


See notes to consolidated financial statements.

The above financial statements reflect the fact that for accounting purposes MCS, Inc. is deemed to have acquired CareCentric, Inc. on March 7, 2000, the date of the merger, as more fully explained in Notes 1 and 2 to the Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

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

The weighted average common shares for the nine months ended September 30, 2000 are recast in the accompanying Consolidated Statements of Operations to give effect to the 1,489,853 shares of CareCentric common stock that were issued to the MCS shareholders in connection with the CareCentric/MCS merger on March 7, 2000 as though such shares had been outstanding for the entire period. For the period from January 1, 2000 through March 6, 2000, therefore, 1,489,853 shares of issued and outstanding CareCentric common stock are deemed to be owned by the MCS shareholders. For the period from March 7, 2000 through December 31, 2000, there were 3,849,816 total shares of issued and outstanding Company common stock (after giving effect to the CareCentric/MCS merger). The weighted average shares for the year ended December 31, 2000 are also recast to give effect to the 1,489,853 shares of CareCentric common stock that were issued to the MCS shareholders pursuant to the CareCentric/MCS merger as though such shares had been outstanding for the entire period.

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company (which as used herein refers to CareCentric, after giving effect to the merger with MCS and, as the context requires, MCS, prior to the CareCentric/MCS merger), include the results of operations of the parent company and its wholly owned subsidiaries and are unaudited (except for the December 31, 2000 balance sheet). In the opinion of management, all adjustments, which consist of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Description of Business

The Company is a leading provider of information technology systems and related services designed to help home health care providers more effectively operate their businesses in today's environment. The Company's focus is to help home health care providers streamline their operations and better serve their patients. The Company offers several comprehensive software solutions. Each of these solutions provides a basic set of software applications and specialized modules that can be added based upon customer needs. These software solutions are designed to enable customers to generate and utilize comprehensive financial, operational and clinical information.

Intangible Assets and Long-lived Assets

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. Continuing losses and changes in the home health information technology market, as well as future requirements under SFAS 142, have added a level of complexity for the Company in its review for impairment of intangible assets. As a result, the Company concludes that a realistic internal determination of impaired assets cannot be fairly determined at this time. Accordingly, the Company, in the fourth quarter of 2001, plans to consider any additional resources to assist it in determining what, if any, impairments have occurred. Should this process result in an impairment adjustment, the Company will fully comply with the requirements of SFAS 121.

The intangible assets arising from the CareCentric/MCS merger are amortized using the straight-line method over the estimated useful lives of the related assets as more fully disclosed in Note 6. The Company reviews its long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The measurement of possible impairment is based upon determining whether projected undiscounted future cash flow from the use of the asset is less than the carrying amount of the asset.

Income Taxes

The Company accounts for income taxes using the asset/liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities.

Net (Loss) Earnings Per Share

The Company has adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share for the quarters ended September 30, 2000 and 2001 exclude the effects of options, warrants and conversion rights as they would be antidilutive, and as a result, basic and diluted earnings are the same for the quarters ended September 30, 2000 and 2001. Per share amounts for all periods have been presented in conformity with SFAS No. 128 requirements.

Reclassification

Reclassifications   are  made   periodically  to  previously   issued  financial
statements to conform with the current year presentation.

Stock Based Compensation

Stock options are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS No. 123 and related interpretations).

Comprehensive Income

For the periods ended September 30, 2001 and 2000, respectively, there were no components of other comprehensive income.

Recently Adopted Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting and the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; (ii) intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; (iii) goodwill and intangible assets with indefinite lives acquired after June 30, 2001 will not be amortized and effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization; (iv) effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator, and (v) all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. The Company is currently evaluating the impact that SFAS 141 and 142 will have on its financial reporting requirements.

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

Pro-forma unaudited results assuming the merger and the disposal of the discontinued segment more fully described in Note 3 took place as of January 1, 2000 are as follows:

                                                                 For Nine Months Ended September 30,
                                                              ------------------------------------------
                                                                     2001                   2000
                                                              -------------------- ---------------------
              Net revenues                                       $    15,748,000     $  18,100,000
              Net (loss)                                         $    (7,095,000)    $  (8,800,000)
              Net (loss) per share - basic and diluted           $         (1.67)    $       (2.24)


NOTE 3 - DISCONTINUED OPERATIONS

On September 28, 2001, CareCentric discontinued its Consulting business segment by closing the sale of certain of the assets of its wholly-owned subsidiary, Simione Consulting, Inc., to Simione Consultants, L.L.C. ("Simione"), which is owned and controlled by William Simione, Jr., a director of the Company. The total sales price was approximately $2.0 million plus the assumption of certain liabilities by Simione. The Company's net pre-tax loss on the disposal was approximately $2.6 million. The Company has accounted for the transaction as a loss on disposal of discontinued operations in accordance with APB 30.


NOTE 4 - RESTRUCTURING AND OTHER CHARGES

In April 2001, CareCentric approved a plan to close one remote support office and to downsize the workforce at its remaining facilities. As a result of these actions the Company recorded a total charge of $675,000 in the quarter ended June 30, 2001.

The restructuring charge includes $598,000 of employee severance costs and $77,000 in other exit costs (principally lease termination costs and functional relocation expenses). The plan entails the elimination of 33 positions, the layoff of six additional employees and the closing of one non-essential training and support facility. The Company expects to pay $585,000 in cash related to the restructuring plan. During the quarter ended September 30, 2001 the Company paid $175,000 in employee costs and $7,000 in other exit costs. As of October 31, 2001, $469,000 in employee costs and $25,000 in other exit costs have been paid under the plan and 39 employees have been separated.


NOTE 5 - PURCHASED SOFTWARE, FURNITURE AND EQUIPMENT

Purchased software, furniture and equipment consisted of the following:

                                                        September 30,        December 31,       Estimated
                                                            2001                 2000          Useful lives
                                                       ----------------    -----------------  ---------------
Software                                                 $  1,725,000         $  1,635,000         3 years
Furniture and fixtures                                      1,409,000            1,551,000        10 years
Computer equipment                                          4,512,000            4,415,000         5 years
                                                       ----------------    -----------------
                                                            7,646,000            7,601,000
Accumulated depreciation                                   (5,949,000)          (5,644,000)
                                                       ----------------    -----------------
Net purchased software, furniture and equipment           $ 1,697,000          $ 1,957,000
                                                       ================    =================

NOTE 6 - INTANGIBLE ASSETS

Intangible assets at September 30, 2001 consisted of the following:

                                                    Assets              Accumulated          Net Book          Amortization
                            Original Cost           Disposed (1)        Amortization           Value              Period
                            ---------------     -----------------     ----------------     --------------    -----------------
Developed technology         $  10,650,000       $            0        $  (2,108,000)       $  8,542,000         8 Years
Assembled workforce              2,300,000             (422,000)            (595,000)          1,283,000         5 years
Customer base                    1,700,000             (510,000)            (209,000)            981,000         9 Years
Goodwill                        11,851,000           (2,484,000)          (2,143,000)          7,224,000         7 Years
                            ---------------     -----------------     ----------------     --------------
                             $  26,501,000       $   (3,416,000)       $  (5,055,000)       $ 18,030,000
                            ===============     =================     ================     ==============

(1)  See Note 3 to the Financial Statements.


NOTE 7 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

                                            September 30, 2001       December 31, 2000
                                            ------------------       -----------------
Short Term:
----------
Note Payable - Mestek                        $         647,000        $        600,000
Line of Credit                               $       5,013,000        $      5,996,000
                                            ------------------       -----------------
                                             $       5,660,000        $      6,596,000
                                            ==================       =================
Long Term:
---------
Convertible Note Payable - B. C. O'Donnell   $         600,000        $        600,000
Convertible Note Payable - J.E Reed          $       3,500,000        $              -
                                            ------------------       -----------------
                                             $       4,100,000        $        600,000
                                            ==================       =================

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

Note Payable - Mestek:

The Company is obligated under an unsecured promissory note in the principal amount of $647,000 payable to Mestek Inc. which bears interest at prime plus one with interest payable semiannually and which matures on July 30, 2002. This note covers funds advanced by Mestek to CareCentric to cover payroll and accounts payable obligations incurred by the Company during the period of its transition of senior lenders from Silicon Valley Bank to Wainwright Bank and Trust Company plus the accrued interest thereon for the twelve months ended June 30, 2001.

J.E. Reed Facility:

On June 22, 2000, the Company entered into a new financing facility (the J. E. Reed Facility) provided by John E. Reed, Chairman of CareCentric and the Chairman and Chief Executive Officer of Mestek, Inc. The J. E. Reed Facility consists of a $6.0 million subordinated revolving line of credit, convertible into common stock of the Company at a strike price of $2.51 per share, with interest at 9% per annum and a five-year maturity. The J. E. Reed Facility can be drawn down by the Company as needed in $500,000 increments and is secured by a second position on substantially all of the Company's assets. Borrowings totaling $3.5 million were outstanding under the J. E. Reed Facility as of October 31, 2001. The unused capacity under the J.E. Reed line as of October 31, 2001 was $2.5 million. As of September 30, 2001, interest expense totaling approximately $146,000 had been recorded but not paid on the borrowing under the J.E. Reed line of credit, which constitutes a default thereunder. Lender has executed a waiver of default for such non-payment of interest.

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


NOTE 9 - SHAREHOLDERS' EQUITY

Common Shares - Pursuant to the terms of the July 12, 1999 Merger Agreement by which the Company acquired the stock of CareCentric Solutions, Inc., the Company was required to issue up to an additional 606,904 shares of common stock to the former preferred shareholders and noteholders of CareCentric Solutions if the average closing price of the Company's stock for the period October 1, 2000 through December 31, 2000 did not equal $15.00 per share. Since the Company's average closing stock price for the fourth quarter of 2000 was less than $15.00 per share, on March 20, 2001, the Company issued 593,688 shares of its common stock to the former preferred shareholders and noteholders of CareCentric Solutions. The Company asserted that it was not required to issue 13,216 additional shares of its common stock as well as 150,740 shares of common stock that were being held by it in escrow under the terms of the CareCentric
Solutions Merger Agreement based upon various indemnification and expense overages claims it believed it had against the former CareCentric Solutions preferred shareholders and noteholders. On May 16, 2001, the Company finalized a settlement of these claims with the representative of the former CareCentric Solutions parties pursuant to which 88,586 shares of common stock were released from escrow and distributed to the former CareCentric Solutions preferred shareholders and noteholders, the remaining 62,154 escrow shares were cancelled, no additional shares of common stock will be issued, and the parties executed a comprehensive settlement agreement.

On June 28, 2001, the Company settled a dispute with Star Sterling Corporation ("Star") in connection with the March 26, 1999 asset acquisition of Tropical Software Services wherein the Company asserted certain claims against Star under the terms of the original agreement. Under the terms of the settlement, 10,000 shares of the Company's common stock originally issued to Star were returned to the Company and have been cancelled.

Stock Options - The Company has granted options to purchase an aggregate of 550,797 shares (on a split adjusted basis) of common stock as of September 30, 2001. Of the options granted, none were exercised prior to September 30, 2001 and 22,803 have been cancelled. Of the remaining 527,994 options, 254,244 are vested and exercisable as of September 30, 2001. The exercise prices range from $2.51 to $73.55 per share, both on a split adjusted basis.


NOTE 10 - SUBSEQUENT EVENTS

On November 1, 2001, the Company appointed John R. Festa as its President and Chief Executive Officer, and Mr. Festa assumed full-time responsibilities in such roles on November 12, 2001. Bruce Dewey, the Company's former President and Chief Executive Officer, recently accepted appointment as President and Chief Operating Officer of Mestek, Inc. Mr. Dewey is continuing to serve on the Company's Board of Directors as Vice Chairman with a focus on strategy related to product development and business alliances. Mr. Festa's initial salary will be $200,000 annually, and he will be entitled to an annual bonus based on the Company's achievement of certain financial, cash flow and performance milestone goals that are currently being negotiated between Mr. Festa and the Compensation Committee of the Company's Board of Directors.

In connection with Mr. Festa's appointment, the Company has granted to Mr. Festa 210,000 shares of the Company's Series E Preferred Stock. The Series E shares include the following terms:

o Half of the shares vest over a three (3) year period and the other half are forfeitable pro rata over a three (3) year period if the Company's financial, cash flow and performance milestone goals referred to above are not achieved;

o All of the shares will be vested and not subject to forfeiture immediately upon a change of control of the Company;

o The shares are convertible into the Company's Common Stock on a one-for-one basis once the vesting and forfeiture conditions as to those shares have lapsed;

o The shares shall accrue non-cumulative dividends at the coupon rate of 3-1/2% per year;

o Upon a change of control of the Company, the Series E Preferred Stock will have an equal priority with the Company's Series B, Series C and Series D Preferred Stock; and

o Upon a liquidation or winding up of the Company, the Series E Preferred Stock will be junior in priority to the Series B, Series C and Series D Preferred Stock.

Mr. Festa, as holder of the Series E Preferred Stock, will also have the right to receive additional Series E shares through January 31, 2003 (other than pursuant to a change of control transaction) so as to enable him to maintain his percentage ownership of the Company's outstanding capital stock if the Company raises up to an additional $6 million in equity capital. For all such equity offerings of the Company that result in aggregate consideration in excess of $6 million, Mr. Festa will have the right to purchase securities in such offering on the same terms and conditions thereof so as to maintain a minimum ownership percentage of three percent (3%) of the Company's outstanding capital stock on a fully diluted basis.

In connection with his employment by the Company, Mr. Festa was granted the right to a sale of business success fee based on the net proceeds to be received by the Company or its shareholders for the completion of a sale of the Company during the term Mr. Festa serves as the Company's President and Chief Executive Officer and for nine (9) months thereafter. Mr. Festa is also entitled to severance payments equal to 12 months of annual base salary in the event that Mr. Festa's employment is terminated without cause or within 18 months after a change of control transaction (defined as the ownership interests in the Company collectively owned by Mestek, Inc. and John E. Reed falling below 25% of the aggregate ownership of the Company's outstanding capital stock on a fully diluted basis).

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
                                      ==================

Details on these three transactions are described in greater detail in Note 7 to the accompanying Financial Statements.

The Wainwright Bank and Trust Company Line of Credit was initially used to pay off the Silicon Valley Bank Line of Credit, certain short term loans from Mestek Inc., and the note payable to David O. Ellis, and then to fund the Company's operations. As of September 30, 2001, the unused capacity under the John E. Reed and Wainwright Bank and Trust Company lines are $2.5 million and $1.0 million, respectively.

The Company's net borrowings from all sources, representing in effect the Company's cash utilization rate, were significantly reduced during the three months ended September 30, 2001, to $0.5 million, as compared with the three months ended December 31, 2000, March 31, 2001, and June 30, 2001, during which the Company borrowed $2.7 million, $1.7 million, and $1.28 million, respectively. The Company repaid approximately $1.0 million to Wainwright Bank with the proceeds from the asset sale discussed in Note 3 to the financial statements and, based on internally generated cash forecasts, the Company expects to borrow no more than $0.5 million through the quarter ending December 31, 2001. As disclosed in the financial statements, the Company has a working capital deficit of $13.9 million at September 30, 2001.

The Company implemented a restructuring plan in April 2001, as more fully described herein, in addition to the various other ongoing cost reduction initiatives undertaken subsequent to the MCS/CareCentric merger on March 7, 2000. The Company believes in light of its ongoing cost reduction efforts that its funding sources, as described above, will be sufficient to meet its working capital needs in 2001. The Company remains dependent, however, on its majority shareholder, J. E. Reed, for its working capital financing needs.

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

The Company believes that continued enhancement of its software systems is critical to its future success, and anticipates that investment in existing and new products will continue as needed to support the Company's product strategies. Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. For the three months ended September 30, 2001 and 2000, the Company did not capitalize any computer software development costs.

Backlog

The Company had backlog associated with its software operations of approximately $3.2 million and $4.1 million on September 30, 2001 and December 31, 2000, respectively. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees and professional services. The length of time required to complete an implementation depends on many factors outside the control of the Company, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete the implementation process. As a result, the Company may be unable to predict accurately the amount of revenue it will recognize in any period and therefore can make no assurances that the amounts in backlog will be recognized in the next twelve months.


Results of Operations for Three Months ended September 30, 2001

Net Revenues. Total net revenues for the three months ended September 30, 2001 decreased by $2.4 million, or 33.4%, to $4.8 million in 2001 from $7.2 million in 2000. This decrease is attributable principally to reduced revenue across all products and services as a result of reduced bookings of software and equipment sales in the final quarter of 2000 and the first half of 2001 due to uncertainties in the marketplace over the effect of the implementation of the Prospective Payment System of reimbursement by Medicare.

Cost of Revenues. Cost of revenues as a percentage of total revenues for the three months ended September 30, 2001 decreased to 34.5% from 36.5% for the three months ended September 30, 2000. The improvement in gross margin percentage resulted from efficiencies achieved from the combination of support operations and other cost management activities.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased $0.7 million to $2.6 million for the three months ended September 30, 2001 from $3.3 million for the three months ended September 30, 2000. This decrease is principally attributable to synergies derived from centralization of administrative functions and elimination of non-essential facilities and excess capacity, and the reduction in force described in Note 4 to the financial statements.

Research and Development Expenses. Research and development expenses decreased $0.5 million, or 25.5%, to $1.4 million for the three months ended September 30, 2001 from $1.9 million for the three months ended September 30, 2000. This dollar decrease was attributable primarily to the reduction in force described in Note 4 to the financial statements. As a percentage of total net revenues, these expenses increased to 29.6% for the three months ended September 30, 2001 from 26.4% for the three months ended September 30, 2000.

Other Income (Expense). Interest expense for the three months ended September 30, 2001 relates primarily to borrowings under the Company's line of credit agreement and capital lease obligations and has decreased by approximately $46,000 from the interest expense incurred during the three months ended September 30, 2000 as a result of the decrease in the prime interest rate subsequent to September 30, 2000.

Income Taxes.  The Company has not incurred or paid taxes since its inception.

Results of Operations for the Nine Months Ended September 30, 2001

Results of operation for the nine months ended September 30, 2000 included the operations of the former MCS for six months and the operations of CareCentric (formerly Simione Central Holdings, Inc.) for only the period subsequent to March 7, 2000. As a result, a comparison of the 2001 and 2000 Statements of Operations is not meaningful to an understanding of the Company's relative performance. Therefore, for purposes of comparability, the following discussion reflects the assumption that the operations of CareCentric and MCS were combined on a pro-forma basis for the nine months ended September 30, 2000, as illustrated in Table 1 below.


             Table 1. CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            Nine Months Ended September 30,
                                                      -------------------------------------------
                                                             2001                     2000
                                                      -------------------      -------------------
Net revenues:                                             $   15,748,000           $   18,100,000
Costs and expenses:
    Cost of revenues                                           6,188,000                9,343,000
    Selling, general and administrative                        7,551,000                9,032,000
    Research and development                                   4,789,000                5,166,000
    Depreciation and amortization                              2,905,000                3,033,000
    Restructuring and other charges                              675,000                        -
                                                      -------------------      -------------------
         Total costs and expenses                             22,108,000               26,574,000
                                                      -------------------      -------------------
    Loss from operations                                      (6,360,000)              (8,474,000)
Other (expense) income:
    Interest expense                                            (958,000)                (494,000)
    Interest and other income                                    223,000                   14,000
                                                      -------------------      -------------------
Net loss before taxes                                         (7,095,000)              (8,954,000)
                                                      -------------------      -------------------
    Income tax benefit                                                 -                 (154,000)
                                                      -------------------      -------------------
Net  loss                                                 $   (7,095,000)          $   (8,800,000)
                                                      ===================      ===================
Net loss per share - basic and diluted                    $        (1.67)          $        (2.24)
                                                      ===================      ===================
Weighted average common shares -
    basic and diluted                                          4,243,000                3,926,000
                                                      ===================      ===================


Net Revenues. Total net revenues for the nine months ended September 30, 2001 decreased by $2.4 million, or 13.0%, to $15.7 million in 2001 from $18.1 million in 2000. These reduced revenues are attributable principally to reduce bookings of software and equipment sales in the final quarter of 2000 and the first half of 2001 due to uncertainties in the marketplace over the effect of the implementation of the Prospective Payment System of reimbursement by Medicare.

Cost of Revenues. Cost of revenues as a percentage of total revenues decreased to 39.3% for the nine months ended September 30, 2001 from 51.7% for the nine months ended September 30, 2000. The improvement in gross margin percentage resulted from efficiencies achieved from the combination of support operations and other cost management activities as well as a reduction in hardware revenues as a percentage of total revenues.

Selling, General, and Administrative Expenses. Total selling, general and administrative expenses decreased $1.5 million to $7.6 million for the nine months ended September 30, 2001 from $9.1 million for the nine months ended September 30, 2000. This decrease is principally attributable to synergies derived from centralization of administrative functions and elimination of non-essential facilities and excess capacity. As a percentage of total net revenues, selling, general and administrative expenses were 47.9% for the nine months ended September 30, 2001 compared with 49.9% for the nine months ended September 30, 2000.

Research and Development Expenses. Research and development expenses decreased $0.4 million, or 7.7%, to $4.8 million for the nine months ended September 30, 2001 from $5.2 million for the nine months ended September 30, 2000. As a percentage of total net revenues, these expenses increased to 30.4% for the nine months ended September 30, 2001 from 28.5% for the nine months ended September 30, 2000.

Restructuring and Other Charges. In April 2001, CareCentric approved a plan to close one remote support office and to downsize the workforce at its remaining facilities. As a result of these actions the Company recorded a total charge of $675,000.

The restructuring charge includes $598,000 of employee severance costs and $77,000 in other exit costs (principally lease termination costs and functional relocation expenses). The plan entails the elimination of 33 positions (10% of salaried employees), the layoff of six additional employees and the closing of one non-essential training and support facility in Houston, Texas. Employees at impacted locations have been informed of the restructuring initiatives and benefits available to them under applicable benefit plans or related contractual provisions have been communicated. Affected employees will leave CareCentric using a mixture of voluntary and involuntary separation programs and layoffs. The Company expects to pay $585,000 in cash related to the restructuring plan. During the quarter ended September 30, 2001 the Company paid $294,000 in employee costs and $18,000 in other exit costs. As of October 31, 2001, 39 employees had been separated under the plan. The Company expects to fully realize savings related to these headcount reductions during the second half of 2001 with estimated ongoing annual net savings $3.2 million. The Company expects these savings will be realized as reductions in cost of sales and selling, general and administrative expense, and research and development expense.

Other Income (Expense). Interest expense for the nine months ended September 30, 2001 relates primarily to borrowings under the Company's line of credit agreement and capital lease obligations and has increased by approximately $0.4 million from the interest expense incurred during the nine months ended September 30, 2000 as a result of increased borrowing subsequent to September 30, 2000.


Impact of New Accounting Standards

In 1998, the Financial and Accounting Standards Board issued SFAS No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for the Company's fiscal year ending December 31, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting and the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; (ii) intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; (iii) goodwill and intangible assets with indefinite lives acquired after June 30, 2001 will not be amortized and effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization; (iv) effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator; and (v) all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. The Company is currently evaluating the impact that SFAS 141 and 142 will have on its financial reporting requirements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

As of September 30, 2001, the Company's obligations include variable rate notes payable and a line of credit bank note with aggregate principal balances of approximately $9.7 million, which mature at various dates through 2005. The Company is exposed to the market risk of significant increases in future interest rates. Each incremental point change in the prime interest rate would correspondingly increase or decrease the Company's interest expense by approximately $56,000 per year.

At September 30, 2001, the Company had accounts receivable of approximately $5.7 million net of an allowance for doubtful accounts of $378,000. The Company is subject to a concentration of credit risk because most of the accounts receivable are due from companies in the home health industry.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Neither CareCentric nor any of its subsidiaries is currently a party to any legal proceedings which would be material to the business or financial condition of the Company on a consolidated basis.

Item 2.  Change in Securities.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

On July 31, 2001, the Annual Meeting of Stockholders of CareCentric, Inc. was held. Stockholders present in person or by proxy holding 5,290,639 votes, based upon ownership of CareCentric common stock and preferred stock, were represented at the meeting.

Seven Directors of the Company were duly elected to hold office until the next Annual Meeting of Stockholders or until successors have been duly elected. The elected Directors and the affirmative votes were as follows:

                                                       Votes Against or
Name                          Affirmative Votes             Withheld
----                          -----------------        ----------------
John E. Reed                       5,286,785                     3,854
R. Bruce Dewey                     5,290,620                        19
Barrett C. O'Donnell               5,286,462                     4,177
Winston R. Hindle, Jr.             5,290,620                        19
Dr. David O. Ellis                 5,286,787                     3,852
William Simione, Jr.               5,290,488                       151
Edward K. Wissing                  5,290,620                        19

The number of shares of CareCentric common stock reserved for issuance under the 1997 Omnibus Equity-based Incentive Stock Option Plan was increased from 450,000 shares to 900,000 shares. The affirmative votes for this matter were as follows:

    Affirmative Votes           Votes Against       Votes Abstained
    -----------------           -------------       ---------------
           5,092,030                 111,126                87,483

Grant Thornton LLP was appointed as the Company's auditors for December 31, 2001. The affirmative votes for this matter were as follows:

    Affirmative Votes           Votes Against       Votes Abstained
    -----------------           -------------       ---------------
           5,277,881                   1,542                11,216


Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit No.    Description
-----------    -----------
2.1+           Purchase and Sale  Agreement  dated  September  28, 2001,  by and between the  Registrant,  Simione  Central  Consulting,  Inc. and
               Simione Consultants,  L.L.C. (incorporated herein by reference to
               Exhibit 2.1 filed with  Registrant's  Current  Report on Form 8-K filed October 12, 2001.)
-----------------------------

+ In accordance with Item 601(b)(2) of the Registration S-K, the schedules have been omitted. There is a list of schedules at the end of the Exhibit, briefly describing them. The Registrant will furnish supplementally a copy of any omitted schedule to the Commission upon request.

(b) Reports on Form 8-K:

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CARECENTRIC, INC.


Dated: November 14, 2001             By:/s/ Dennis A. Brauckman
                                        ----------------------------------------
                                        DENNIS A. BRAUCKMAN
                                        Vice President - Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------
2.1+           Purchase and Sale  Agreement  dated  September  28, 2001,  by and between the  Registrant,  Simione  Central  Consulting,  Inc. and
               Simione Consultants,  L.L.C. (incorporated herein by reference to
               Exhibit 2.1 filed with  Registrant's  Current  Report on Form 8-K filed October 12, 2001.)
-----------------------------

+ In accordance with Item 601(b)(2) of the Registration S-K, the schedules have been omitted. There is a list of schedules at the end of the Exhibit, briefly describing them. The Registrant will furnish supplementally a copy of any omitted schedule to the Commission upon request.


1411321