Form 10-K
period 2001-12-31
CARECENTRIC INC
filed 2002-04-16
CIK 896157

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     Aggregate market value of the voting stock held by non-affiliates of the Registrant on April 8, 2002 was $2,173,957.
     There were 4,371,350 shares of Common Stock outstanding at April 8, 2002. Documents incorporated by reference in this Form 10-K: Portions of the definitive proxy statement relating to the 2002 Annual Meeting of Stockholders in Part III, Items 10 (as related to Directors), 11, 12 and 13.

--------------------------------------------------------------------------------

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

PART I

ITEM 1.  BUSINESS

OVERVIEW

     CareCentric, Inc. (formerly known as Simione Central Holdings, Inc.) ("CareCentric" or the "Company") is a leading provider of enterprise information technology systems and related services designed to help home health care providers more effectively operate their businesses in today's environment. The Company's focus is to help home health care providers streamline their operations and better serve their patients. For more than 15 years, CareCentric has provided comprehensive enterprise solutions to its markets in home healthcare. Currently, the Company is moving forward to leverage its long history and success to migrate its product solutions to new technology platforms that are currently in design. These new technology platforms are being designed to: create long term scalable technology platforms using state of the art technologies; streamline real-time customer service, shorten decision cycles for our customers; add new product solutions; and revolutionize customer options, while meeting the business requirements of the enterprises served. CareCentric currently offers several comprehensive software solutions. Each of these solutions provides a basic set of software applications and specialized modules that can be added based on customer needs. These software solutions are designed to enable customers to provide clinical case management, administrative, operating and financial solutions and payment processing efficiencies. Currently the STAT product serves hundreds of home medical agencies as it has done for many years with a full enterprise suite of products. Similarly, MestaMed and Dezine DME VI services thousands of home healthcare equipment providers at an enterprise level, streamlining the delivery, recording and payment of services. More recently, the introduction of three point-of-care products, Smart ClipBoard, Visit Assistant and Delivery Assistant, are adding real value to the capture of administrative and clinical data at the time services are offered to the patient. This complete line of products offers, in management's opinion, the most complete suite of home healthcare software solutions available from a single provider.

CareCentric has over 1,500 customers nationwide, including:

     o   hospital-based facilities;                           o  home medical, IV, infusion and rehabilitation equipment providers;
     o   free-standing home health care providers;            o  integrated delivery networks (IDN); and
     o   alternate-site care organizations;                   o  government-managed organizations.

     CareCentric formerly provided comprehensive agency support services (which included administrative, billing and collection, training, reimbursement and financial management services, among others) and home health care consulting services. CareCentric discontinued these lines of business in December 1999 and September 2001, respectively.

     Unless the context otherwise requires, references to CareCentric include CareCentric, Inc. and its subsidiaries. Our executive offices are located at 2625 Cumberland Parkway, Suite 310, Atlanta, Georgia 30339 and the telephone number is 678-264-4400.

RECENT DEVELOPMENTS

     In January 2002, Dennis Brauckman, Chief Financial Officer of CareCentric, resigned as an officer and employee of the Company to pursue other personal interests. In the absence of an employed Chief Financial Officer, the Company has designated H. Forest Ralph, a financial consultant engaged by the Company since January 2002, as the Company's principal financial and accounting officer for purposes of signing this Form 10-K.

     In February 2002, Nasdaq notified CareCentric that its shares failed to meet the Nasdaq Small Cap market's minimum price requirement of $1.00 per share for 30 consecutive trading days. CareCentric's shares are subject to de-listing unless, prior to August 13, 2002, the shares close at $1.00 or more for a minimum of 10 consecutive trading days. If the price qualification has not been met by that time, depending on whether CareCentric then meets initial listing criteria, the shares will either be de-listed or an additional 180 calendar grace period will go into effect. The initial listing criteria include minimum levels of market value of publicly traded stock and stockholders equity. CareCentric currently does not satisfy these criteria.

     In February 2002, CareCentric reorganized its management structure. This reorganization was designed to i) streamline management and shorten decision processes, ii) reallocate funds to the development of new generation product platforms, iii) create single line functional responsibility and accountability in the management staff, and iv) reduce unnecessary overhead operating costs. The reorganization reduced management and cut head count by nearly 25%. Management believes that this reduction of costs will free up substantial resources to be reallocated to the development of new systems and the next generation platforms.

     In April 2002, the Company accepted commitment letters from each of Mestek, Inc. (Mestek) and John E. Reed (Reed), the Company's chairman and the chairman and chief executive officer of Mestek, to restructure the Company's existing financing facilities from such parties. The refinancing and recapitalization transactions between the Company and each of Mestek and Reed are subject to the satisfaction of various conditions, including approval by the Company's shareholders at its annual meeting expected to be held in June 2002 and approvals by Mestek's board of directors and the Company's senior lender. The transactions contemplated by the commitment letters, if approved, would i) reduce the total financing facilities of the Company by approximately $0.3 million, ii) extend the guaranty by Mestek of the Company's senior line of credit with Wainwright Bank through the end of June 2003, iii) refinance existing debt owed by the Company to Mestek and Reed to provide a deferral of both interest and principal for a period of two (2) years following the date that the commitment letters are approved, and iv) restructure certain of the Company's existing voting securities and warrants held by Mestek and Reed.

INDUSTRY OVERVIEW

     Home health care is an important part of the health care industry's continuum of care services.

     Home health care consists of various lines of services, including:

     o    skilled nursing;                                      o        durable medical and rehabilitation equipment and supplies;
     o    private duty;                                         o        intravenous and infusion therapy; and
     o    physical, occupational and speech therapies;          o        hospice.

     The importance of home health care throughout the 1980's and 1990's was principally a result of payer choices and significant economic pressures within the health care industry. In those years, U.S. health care expenditures increased rapidly. In response to these escalating expenditures, payers, such as Medicare and managed care organizations, have applied increasing pressure on physicians, hospitals and other providers to contain costs. During the 1980s and early 1990s, this pressure led to the growth of lower cost alternate-site care, such as home health care, and to reduced hospital admissions and lengths of stay. In addition, home health grew rapidly as a result of advances in medical technology, which facilitated the delivery of services in alternate sites, demographic trends, such as an aging population, and preferences among patients to receive health care in their homes. Historically, this industry has been highly fragmented and characterized by small, local providers offering a limited range of services. With the advent of managed care and integrated delivery networks (IDNS) and changes in state regulations, home health care providers sought to expand their geographic scope and range of product and service offerings. As a result of these developments and legislation and regulatory pressures, the home health care industry went into a period of rapid growth and consolidation.

     This trend of growth and consolidation began to reverse with the implementation of the Interim Payment System (IPS) by the Health Care Finance Administration (HCFA, now known as the Center for Medicare and Medicaid Services-"CMS") the federal agency that administers Medicare reimbursement for the home health care industry, pursuant to the Balanced Budget Act of 1997 enacted on August 5, 1997. Medicare traditionally reimbursed a majority of home health care services at reasonable and customary amounts that could not exceed the costs of services provided, resulting in a direct relationship between the number of home health care visits and reimbursement. However, the Balanced Budget Act of 1997 contained provisions that significantly changed the manner in which home health agencies and home care services were reimbursed by Medicare. The legislation created IPS which lowered the cost per visit limitations and created restrictions on the amount of cost reimbursement per Medicare beneficiary. In late January 1998, HCFA published a notice revising the schedule of limits on home health agency costs for cost reporting periods beginning on or after October 1, 1997, which reduced the cost per visit limitations. At the same time, HCFA issued a rule setting forth surety bond and capitalization requirements for home health agencies. IPS has had a significant impact on the home health industry, resulting in numerous closings of home health agencies, consolidation of agencies and decisions by home health agencies to no longer participate in the Medicare program or serve Medicare beneficiaries. Consolidation of the industry continued in 2001, but at a slower pace, as first, uncertainties about the effect of IPS, and second, the significantly poorer operating results (especially for home health agencies that were part of an IDN or hospital-based system or had modified operations to adapt to a managed-care environment), slowed the pace of home health merger and acquisition activity.

     Also, as mandated by the Balanced Budget Act, the prospective payment system (PPS) was implemented on October 1, 2000. This payment system limits reimbursement to a fixed amount for all services rendered per episode of care based upon home health care resource groups (HHRG) indicated by clinical assessments (OASIS). In addition to the impact of IPS and PPS, the growth in the number of Medicare members enrolling in managed care plans, which have taken measures to contain costs, has and will have a significant impact providers' operations as they strive to maintain profitability. The uncertainty in the home health care industry concerning these changing regulations, and HCFA's continuing "clarifications" of the regulations, adversely impacted CareCentric's business in 1998, 1999 and 2000 as many providers dissolved, conserved cash, cut back on IT spending or delayed purchasing decisions.

     These negative factors increased during the fourth quarter of 2000 as PPS took effect and home health providers faced greater uncertainty and were further distracted. These trends continued throughout 2001 as providers worked to understand the short and long-term effects of PPS. By mid-2001, most providers understood what they were facing financially and operationally, with many concluding that with good management, training and information technology, better financial results would be possible. While HME and IV/infusion service providers were not significantly affected by IPS or PPS, other cost-cutting initiatives of HCFA had a deleterious effect on these providers' interest in upgrading or acquiring information technology products and services. CareCentric cannot predict how new regulations will impact its business in the future, although the costs of addressing hundreds of pages of regulations with fixed implementation dates, last minute changes and post-effective amendments and "clarifications" in comprehensive and integrated legacy and client/server systems are extensive and disruptive to product development, deployment and support operations.

     As a result of consolidation and measures to address ongoing cost pressures and the complexities of PPS, home health care providers will increasingly require enhanced management expertise, specialized industry knowledge and standardized financial, operational and clinical data, information, reports and transactional forms in order to compete. CareCentric believes that many existing home health care information systems are inadequate to address the changing needs of home health care providers. Generally, these systems were designed to generate patient billing information and cost reports for Medicare reimbursement and, as a result, may be unable to provide the detailed information required for meaningful business analyses and financial and clinical data collection under the new system. The Company believes providers need reports, real-time and point-of-care generated data on operational and financial matters and complete, organized and timely clinical records to effectively treat patients and to co-manage the cost and quality of the clinical care necessary to achieve favorable patient outcomes.

     Thus PPS, in transferring the cost risk to home health providers already committed to quality clinical outcomes, creates the opportunity for the Company and its competitors to work with the providers to develop information technology software applications that will be useful tools in facilitating best practices, process improvement, decision support, activity-based costing, and electronic records and form transmission. The increased pressure that PPS presents to providers to manage costs, generate profits and manage outcomes greatly increases the need for new generation software. CareCentric's opportunity is to provide software that helps the agency provide program continuity for each patient, detailed clinical support at the point-of-care, better administrative payment and regulatory record keeping/reporting/processing. Together these capabilities will enable an agency to better manage costs, stay current, improve productivity and patient outcomes and ultimately profitability through enhanced revenues and lower costs.


MARKET POSITION

     CareCentric's objective is to enhance and grow its position as a major provider of comprehensive and integrated information technology solutions, focused on the home health care industry. The principal elements of CareCentric's business and product strategies are described below. During 2000 and 2001, significant progress in the execution of many of the strategies was made. Specifically, the absorption of The Smart Clipboard(R) and Outcomes Planner products acquired in 1999 combined with the acquisition of the MestaMed(R) and HMExpress products through the merger with MCS, signed in May 1999 and completed in March 2000, has provided an increased breath of products and services capable of enhancing CareCentric's market position. In 2001, the Company continued to augment its existing products, to develop and stabilize the Smart Clipboard(R) through Release 3.1, to create a "gateway" from the Smart Clipboard(R) to its existing STAT 2 and MestaMed HHA billing systems, to upgrade and re-release its TEMS telephony system, to release a windows based PharmMed IV pharmacy system as a specialized module of MestaMed, to introduce the Visit Assistant, a PDA point-of-care device and to introduce Delivery Assistant, a PDA point of service device. Accordingly, the products and services that have become part of CareCentric's offerings to the industry have been included in the current Core Software Solutions, Specialized Software Product Solutions, Clinical Content Options and Service Solutions sections below.


BUSINESS STRATEGIES

     Under the guidance of John R. Festa, the Company's new Chief Executive Officer, CareCentric has embarked upon an aggressive new strategy in 2002, focusing on the future of the Company. CareCentric will continue to leverage its deep domain knowledge, systems knowledge, and proven product offerings, while adding new services and capabilities. Current examples include the introduction of innovative PDA based solutions, HIPAA related system enhancements, alliances to provide HIPAA and asset management consulting services and the industry's first electronic Certificate of Medical Necessity product (eCMN). The eCMN solution combines customers' existing investment in CareCentric software with the latest technology available on the Internet.

     Recently, the Company made a major step forward on its strategy by launching several new products to maintain a leadership position with its current line of products. Visit Assistant provides small and medium-sized home health agencies with a solution to point-of-care data capture at attractive pricing levels. Delivery Assistant, currently in beta testing, is expected to provide a similar opportunity for the home equipment market. At the higher end of the product spectrum, Smart ClipBoard(R) 3.1 is expected to provide upgraded, comprehensive clinical, administrative and reimbursement capabilities to streamline productivity, speed up reimbursement, provide clinical data continuity and meet current and future regulatory requirements. PharmMed adds another key clinical and administrative product offering to service the home pharmacy market. These products, combined with the new eCMN offering and a more comprehensive telephony offering, continue CareCentric's central mission as a complete and wide-ranging home health software solution provider.

     Recently,   the  Company   successfully   completed  a   reallocation   and
reorganization of resources representing the first step in its new strategy. Key benefits include:

     o    bringing its key business managers closer to direct customer contact,
     o    driving  more  development  resources  to  focus  on the  new  product platforms,
     o    reducing layers of management,
     o realigning along functional lines to improve productivity and institutionalization of processes across product lines,
     o assigning technical support directly within the customer service department, and
     o empowering all levels of the organization with greater decision making authority.

     These changes have created and intensified an existing commitment to improve customer service and responsiveness. Activities will continue throughout the year to review and create a "best practices" environment reaching all functional areas of the Company. More importantly, management believes that these changes position CareCentric for rapid and aggressive development and deployment of its new generation product platforms. Leveraging off of its existing comprehensive product offerings, management believes that the reorganization will allow faster decision making, decentralized parallel execution of plans and shorter time to market solutions for CareCentric's new product platforms.

     CareCentric management believes that CareCentric's products are regarded by many home health care providers as the most feature rich in the industry. In the coming years, CareCentric will invest heavily in new delivery and technology platforms for servicing its customers in creative new ways, combining increased flexibility, proven technology, scalable and open/ubiquitous platforms.

     The rapid evolution of computer technology provides for "faster to market" products and more open platforms, which use more industry accepted technology tools that can remain ever flexible to meet future needs. During the next two years, CareCentric will devote substantial capital and human resources to take advantage of these new technologies. CareCentric fully expects to provide seamless migration to its new technology platforms while maintaining the features and functions its customers so highly value today. In addition, this platform will provide customer specified configurations allowing scale, function, and financial characteristics to be designed and determined on an individual basis. Significant cost efficiencies will continue to be recognized through the use of HIPAA standards and the Internet.

     CareCentric will continue to sell its current and future products through a direct sales force and through industry partners in related fields. The Company's strategy is to make these new product offerings available to a wider customer base than it currently services today as a result of increased delivery efficiencies and a more flexible cost structure. CareCentric will seek to keep all products current and innovative by maintaining a constant communication with the marketplace, a relentless focus on regulatory changes and technological improvements.


THE CARECENTRIC SOLUTIONS

     CareCentric offers a comprehensive set of product and service solutions to address the changing needs of home health care providers through information technology software systems, training, technical, deployment and customer support. CareCentric's systems and services are designed to enable home health care providers to generate and utilize comprehensive financial, operational and clinical information and address organizational issues in order to make informed business decisions, more cost effectively operate their businesses, generate more revenues and compete in a managed care and/or PPS environment. Management believes these information technology solutions should help home health care providers:

     o    improve revenue opportunities
     o    reduce costs, improve cash flow and build financial strength
     o    accelerate payment reimbursement
     o co-manage cost and quality, establish outcomes-based clinical practice and empower clinicians to make better decisions at the point-of-care
     o maximize return on technology investment through comprehensive product deployment services to optimally configure and run the application
     o increase understanding of key industry issues and optimal product usage with specialized training receive real time response to system usage issues through in-depth customer support and call tracking
     o leverage best practice solutions against a large national base of current users

     CareCentric's key solutions provide a comprehensive set of home health enterprise software:

     o STAT services the home health agency market and tracks patient visits, reports on action, follows regulatory requirements, and accounts and provides for reimbursement of services for the home health agency.
     o MestaMed and Dezine DME VI service the home medical equipment markets with a complete suite of accounting, regulatory, tracking, reporting, invoicing and utilization management systems for agencies of all sizes.
     o Smart ClipBoard services the high end point-of-care market for the acquisition of clinical, accounting, administrative, reimbursement and regulatory data.
     o Visit Assistant also services the point-of-care market with a less expensive, less comprehensive data acquisition product to service the moderate size to smaller home health agency.
     o Delivery Assistant is analogous to the home healthcare point-of-care products and services the home equipment market in capturing delivery data for accounting, tracking and reimbursement purposes.
     o Remaining product offerings include TEMS (i.e. telephony data capture) and eCMN which provide critical ancillary products to complete the suite of critical home health enterprise applications.

     PPS, in transferring the cost risk to home health providers already committed to quality clinical outcomes, creates an opportunity for the Company to extend its current offerings and to develop additional software applications and related services that will be tools in facilitating new revenues, faster pay, best practices, process improvement, decision support, activity-based costing and efficient, electronic transmission of medical records and forms. Patient information, which is the life-blood of quality health care, must be accurate, organized, efficiently captured, available and affordable. Investment in information technology is more critical in home health care because the information needs both to be shared and secured while the users are both distributed and disconnected. CareCentric is directing its information technology solutions at these opportunities. CareCentric plans to package and customize information technology solutions to serve the individual needs of customers.


INFORMATION SYSTEMS

     CareCentric offers comprehensive and flexible software solutions to address the information processing needs defined by a number of unique home care market segments including home medical equipment suppliers, infusion pharmacy providers, home health agencies, hospice service providers and integrated delivery networks. Each of CareCentric's software products offers a suite of core application modules that address the financial, administrative, payment, regulatory and operational, and in some cases, clinical requirements of home health care providers. These applications are designed to:

     o    Generate revenue
     o Promote improvement in the efficiency of customer processes and operations
     o    Operate in a number of popular technology environments

     o    Speed reimbursement for services
     o    Improve patient care
     o    Provide scalability and growth options
     o    Facilitate open data access
     o    Produce management reporting and decision support tools
     o    Facilitate regulatory compliance


CORE SOFTWARE SOLUTIONS

     CareCentric's current core software solutions are as follows:

STAT2

     STAT2 is designed as a stand-alone complete,  flexible and fully integrated
home  health  agency  management   system.   The  STAT2  core  set  of  software
applications includes:

     o   Client Intake                                   o   Billing/Accounts Receivable
     o   Treatment Plans                                 o   General Ledger
     o   Employee Tracking                               o   Accounts Payable
     o   Scheduling                                      o   Payroll
     o   Electronic Transmission and Remittance          o   Hospice

     This core set of applications and their underlying features and functions can be enhanced with specialized features including, telephony (through the TEMS system described in Specialized Product Solutions below) and SQL reporting. The STAT2 system allows a customer to exchange clinical and financial information with external systems such as demographics and patient master files from affiliates or referring institutions in either a real-time or batch mode through HL-7 interface engine technology or customized interfaces. STAT2 is designed to increase staff productivity by fully integrating the system's clinical, financial and operational applications and thereby eliminating redundant data entry. STAT2 has the ability to customize system features as well as the ability to expand with the customers' business. The STAT2 system is further enhanced by the use of the Smart Clipboard(R) point-of-care system and Visit Assistant. SmartClipboard(R) and Visit Assistant are discussed further below.

MestaMed(R)

     MestaMed(R) is a stand-alone fully integrated billing, accounting and inventory control system for providers of home health services including:

     o   Home Medical Equipment & Supplies          o   Rehabilitation Equipment
     o   Home Health Care                           o   Hospice Services
     o   Infusion and IV Therapy                    o   Retail Sales

     MestaMed(R) customers are home health care providers who use MestaMed(R) to track the delivery of home medical equipment and related supplies and infusion pharmacy, skilled nursing and hospice services to patients and to meet the complex requirements necessary to obtain reimbursement from Medicare, Medicaid and other third-party payers. CareCentric believes MestaMed(R) is the only system that fully integrates information on operational and financial management for multiple lines of service homecare providers.

     MestaMed(R) is in use nationwide by hundreds of organizations, from independent providers to large, regional and national companies. In practice it has proven to be well suited to meet the needs of larger, multi-location home care providers. MestaMed(R) is designed to be cost-effective and scalable and to readily expand to meet future information processing requirements and provide management flexibility. Multi-service providers can de-centralize certain operations, such as intake, by location or line of business; and centralize other functions, such as billing and collections, across locations and business lines.

     A number of additional add-on features and supplemental modules can be optionally purchased to satisfy the information technology requirements of a particular home care provider. Delivery Assistant, a point of delivery PDA solution, is the latest example value-driven add-on systems to MestaMed(R). MestaMed(R) is designed to easily and cost effectively meet the needs of large providers who have high transaction volumes, large numbers of users, multiple branches and remote processing requirements. MestaMed(R) is available on a variety of hardware platforms and operating environments including Open VMS, UNIX, Windows NT, AIX and various Intel, Alpha and RS 6000 computer systems.

DME VI

     DME VI is a PC-based software application for mid-size to large home medical equipment and medical supply businesses. The DME VI core set of software applications includes:

     o   Order Entry                             o   Billing
     o   Inventory Management                    o   Accounts Receivable
     o   General Ledger                          o   Purchase Orders

     DME VI features add-on modules such as retail sales and bar coding. The DME VI software provides easy to use data import/export capabilities. DME VI customers are also afforded real-time customer support coverage and services. DME VI was purchased in 1997.

HMExpress(TM)

     HMExpress(TM) is a Windows-based, cost-effective and proven suite of applications designed for small to mid-sized home medical equipment providers. HMExpress automates order processing, CMN management, billing, accounts receivable, inventory and rental management; the core operational areas of any HME business. HMExpress packages years of research and development into an affordable out-of-the-box HME solution.

     HMExpress(TM) features HME patient intake and order processing, equipment pickups and exchanges, rental equipment management, recurring rental billing, capped rental processing, CMN printing and tracking, Medicare Form 1500 bill printing, private-pay statements, Durable Medical Equipment Regional Carrier (DMERC) Electronic Claims Submission, billing system, accounts receivable system, perpetual inventory, management reporting and multi-branch processing. HMExpress(TM) can grow with a business or customers can upgrade to other compatible CareCentric products.


SPECIALIZED SOFTWARE PRODUCT SOLUTIONS

     CareCentric offers the following specialized software solutions:

The Smart Clipboard(R)

     The Smart Clipboard(R) is a point-of-care clinical information system designed to enable home health agencies to compete effectively in the changing health care delivery environment. Originally conceived in 1993, it was the first home health point-of-care information system developed around pen-based computer technology and home health clinical processes. The Smart Clipboard(R) provides a clinical solution designed to assist home care providers in co-managing the cost and quality of the care they deliver by helping them understand their clinical and administrative processes. The Smart Clipboard(R) software suite was released in 1996 and has been significantly enhanced every year since. It is a

Windows-based client/server application that uses replication technology to maintain synchronized subsets of the master database in each tablet computer for data collection and validation at the point-of-care. This facilitates disconnected, distributed operations that characterize the information and operational needs of home health operations spread over large areas or across a region. Home health agencies that install Smart Clipboard(R) and use its features with a well-trained clinical staff generally experience a significant return on investment due to the automation of previously manual tasks and access to electronically linked information replacing some aspects of paper-based systems. The Smart Clipboard(R) provides home care nurses, therapists, and other clinicians with a means to capture complete patient information and assist in making timely, informed clinical decisions at the point-of-care. The Smart Clipboard(R) application was created to organize all clinical information in a structured, interrelated fashion that automatically links problems to outcomes, and outcomes to interventions and actions.

     By using The Smart Clipboard(R), a home health agency has a tool to use and modify its existing clinical assessment criteria and care plans. As a result, structured clinical data is presented and captured in a user-friendly manner at the point-of-care. Through a relationship with Outcome Concept Systems, the system provides OASIS and ORYX data entry, validation, submittal and benchmark-reporting capabilities as required under federal regulations and JCAHO industry standards. The Company designed The Smart Clipboard(R) system to work in conjunction with the STAT2 system through our proprietary data gateway to give home health agencies seamless data exchange from clinical to operational to financial functions and back as indicated or required. The gateway was completed and refined in 2001. A data gateway to the comprehensive integrated MestaMed(R)HHA system is in the final stages of development.

Visit Assistant(R)

     CareCentric  Visit  Assistant  is an  intuitive,  easy  to  use,  hand-held point-of-care  device.  It performs key  admission  and patient  care  functions necessary  for  improved  cash flow  while  eliminating  manual  data  entry and increasing visit data accuracy. Using personal digital assistant (PDA) technology, Visit Assistant is the latest in CareCentric's line of mobile computing solutions. Visit Assistant is based on a Palm Operating System(R) device. Therefore, it is much more cost effective for the smaller agency. Visit Assistant provides an excellent alternative tool for Smart Clipboard(R). Management believes that the home health agencies that find Smart Clipboard(R) expensive or too comprehensive for their needs see Visit Assistant as an attractive lower- end alternative. Conversely, management believes that the home health agencies which view the capabilities of Visit Assistant as too limiting, appreciate the features and functional depth of Smart Clipboard(R). As a result, management believes that the two products complement each other very well.

     Visit Assistant enables improved clinical processes through the ability to collect OASIS, 485, Assessment and Clinical Notes in the field. With Visit Assistant, agencies can perform regulatory functions to generate 485, calculate HHRG and submit OASIS data sets validated at the point-of-care to ensure consistency and compliance. Visit Assistant is integrated to the STAT 2 clinical and financial modules for billing and operational efficiency. Integration into the MestaMed HHA module is planned for the second quarter of 2002. While not nearly as feature rich as Smart Clipboard(R), Visit Assistant provides an attractive array of capabilities at a greatly reduced cost.

     Visit Assistant is a business alliance, based on a license and distribution agreement with a vendor company, Golden Rule Software, Inc. Golden Rule originally designed a generic version of the base point-of-care product and offered it as a non-integrated, stand alone point-of-care capture device. CareCentric has integrated the product to its STAT BackOffice, modified its parameters and is reselling the product as its base solution to home health agencies.

Delivery Assistant(R)

     CareCentric Delivery Assistant is an automated inventory control solution for home medical equipment providers. Asset control including serialized inventory tracking can now be performed at the point of delivery. Using personal digital assistant (PDA) technology, Delivery Assistant is the first step in CareCentric's next-generation of mobile computing applications. Fully integrated to the MestaMed management system, the Delivery Assistant enables delivery technicians to scan bar-coded orders, supplies and equipment information to confirm delivery transactions. In addition, the Delivery Assistant captures insurance verification information and cash receipts. Daily activity can be automatically transferred to the MestaMed system for inventory control and operational efficiency. Delivery Assistant is a key addition to the MestaMed Home Equipment line of products. It provides valuable inventory, delivery and payment needs that speed the delivery, reduces backlog, increase productivity and speeds reimbursement.

OASIS/ORYX Reporting and Benchmarking

     In 2000, CareCentric entered into a Value Added Retailer agreement with Outcome Concept Systems, Inc. (OCS), establishing OCS as CareCentric's exclusive ORYX and OASIS benchmarking and outcomes solution partner. This agreement will enable CareCentric to offer the complete suite of OCS products to all CareCentric customers who use outcome measures to define patient care goals. The OCS products allow home healthcare companies to manage, report and analyze clinical data. HCFA has mandated the collection of a standardized set of patient assessment data (OASIS). Several accreditation organizations such as JCAHO require the collection and submission of key assessment indicators (ORYX) as well. The OCS-OASIS(TM) program incorporates JCAHO accepted measures and OASIS requirements into one program for data input, real-time, desktop reporting and graphing, and online access to quarterly benchmarks. Comprehensive collection and benchmarking software allows agencies to transmit required clinical data to state agencies, to provide flexible in-house reporting features, to receive periodic comparative statistics from other member agencies and to access clinical data in an open architecture for ad-hoc reporting. The OCS-OASIS(TM) program has been incorporated into The Smart Clipboard(R) system to allow OASIS and ORYX data entry and validation at the point-of-care.

PharmMed(TM)

     PharmMed (TM) is CareCentric's enhanced, comprehensive, Windows-based, home care pharmacy software. PharmMed (TM) works in conjunction with the MestaMed(R) Management System to fully automate many processes unique to home infusion therapy providers, including the billing of HME products and tracking of related assets. A Windows-based application that adapts to both centralized and/or decentralized operations, PharmMed (TM) supports multiple locations and offers streamlined prescription processing, enhanced clinical documentation, improved operations to facilitate more efficient workflow, and improved reporting to aid regulatory compliance. PharmMed(TM) seamlessly interfaces to MestaMed's back-end enterprise software fostering a completely integrated solution for the customer.

TEMS (Telephone Entry Management System)

     TEMS is a Windows-based software application that enables home care field employees to record baseline timecard and visit information using standard touch-tone telephones. It was designed as a simple, low-cost means for capturing key information at the point-of-care. TEMS confirms staff visits through caller identification. Once collected, information is automatically exported into an agency's payroll and billing applications. TEMS is well suited for use by paraprofessionals or home health aides. TEMS, under a patent licensed from MCI/WorldCom(R), uses telephones like terminals to affordably document baseline visit, mileage, payroll and billing information. TEMS interfaces directly into the STAT enterprise software to provide a fully integrated solution to the Home Health Care provider for data capture, reporting and billing.


CLINICAL CONTENT OPTIONS

SmartPlans

     The SmartPlans suite of patient care plans and assessments allows home health agencies to implement paper-based and electronic clinical data collection processes by defining treatment plans for a variety of medical diagnosis-based conditions common to skilled nursing, hospice services and therapies. Over 30 plans of care and supported assessments facilitate immediate implementation of a structured clinical process.

Outcomes Planner System

     The Outcomes Planner System (OPS) is currently available to CareCentric customers in electronic form and is designed to give agencies a teaching-oriented set of clinical care pathway options. CareCentric's Outcomes Planner System is a disease-specific, clinical care path and care plan documentation package that includes discipline-specific OASIS and ORYX assessments for skilled nursing. Compliant with both OASIS and ORYX, OPS defines and measures outcomes for each visit or patient encounter and provides documentation along critical paths for management of a variety of medical conditions. Modules for physical, occupational and speech therapy were developed in 2001 and are offered in Release 3.1 of the Smart ClipBoard(R) system. OPS is a highly effective tool for use under PPS. Home health agencies can use OPS to assist them in meeting the continuing challenge of fewer dollars, sicker patients and shorter lengths of stay. OPS enables a home health agency to sharpen its management focus while ensuring quality of patient care to:

     o access disease-specific clinical care pathways based on best standards of care
     o    document visits based on standardized, measurable clinical assessments
     o investigate care behavior that affects patient outcomes and PPS reimbursement
     o    provide payers/surveyors with documentation of quality care
     o ensure compliance with the approved Outcome-Based Quality Improvement Model (OBQI)

Regulatory Enhancements

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

     HIPAA. The Company expects that the Health Insurance Portability and Accountability Act of 1996 (HIPAA) will necessitate security, privacy and electronic transmission-related enhancements to current software products. As specific implementation regulations, guidelines and timetables are promulgated and finalized, CareCentric will respond by allocating the resources it believes will be needed to gain compliance for its own employees, product and service offerings and its operations.

Through March 2002, CareCentric has achieved the following with respect to HIPAA compliance:

o    CareCentric Internal HIPAA Compliance Assessment

     All internal CareCentric processes related to management of Protected Health Information (PHI) have been assessed to ensure that current operations comply with HIPAA privacy and security requirements. Educational HIPAA awareness sessions have been conducted for all employees and key contractors. In addition, on-going employee communication and education of HIPAA-related issues is being facilitated through the internal corporate Intranet. Other active projects include:

     1. Standardization of policies and procedures across all service centers. This will protect the privacy and security of customer PHI data disclosed to CareCentric employees in the course of customer support and system integration's, installations, upgrades and migration.
     2. Modification of selected internal operating policies and procedures to better formalize HIPAA-specific language.
     3. Improvement in the infrastructure supporting internal communications network security and reliability.
     4. Construction of Chain-of-Trust language to supplement existing support service agreements.
     5.   On-going internal HIPAA education and deployment.

     The Company's objective remains fixed on ensuring PHI confidentiality and trust in the Company's relationships with employees, customers and other business partners.

o    HIPAA Electronic Transaction Format and Coding Standards

     CareCentric remains committed to product enhancements that will facilitate customer compliance with HIPAA EDI and coding standards before they become effective. HIPAA EDI changes will be included in future release updates at no cost to customers with licensed EDI modules as a function of the customer's recurring maintenance contracts. Significant progress has been achieved on product development activities required to meet HIPAA ANSI format standards for electronic transaction formats. Claims transactions (ANSI 837 Institutional/Professional), Payment/Remittance Advice transactions (ANSI 835), and the NCPDP claims transaction formatting software projects have been completed for most products and are ready for payer testing. CareCentric has contacted payers to obtain test schedules and will commit to test as early as possible.

     CareCentric products currently meet national coding standards. However code sets (ICD-9, NDC, CPT-4, HCPCS) continue to be under review by HHS. National identifiers for Health Plan ID and Individual ID remain undefined by HHS.
CareCentric will remain close and respond to any developments that result in changes to these code sets.

o    HIPAA Privacy and Security Regulations

     The privacy and security components of HIPAA regulations will pose a significant challenge for many providers, particularly those who have not begun their HIPAA implementation activities. Customers must be knowledgeable concerning HIPAA regulations, on going "clarifications," and amendments in order to develop new privacy and security policies and procedures for their unique facilities and operations. For HIPAA compliance, particular emphasis must be focused on policies and procedures related to the collection, storage, access, manipulation, disclosure, and destruction of PHI.

     CareCentric's current products already contain many tools and features that will be of great value to customers as they implement their privacy/security compliance strategies. CareCentric is expanding the scope of many of its products to include 'optional' features including, but not limited to, automatic log-off, automatic password expiration, and PHI audit capabilities.

o    HIPAA Survey Questionnaires

     To date, CareCentric has received and responded to a significant number of HIPAA survey questionnaires from customers and prospects needing to understand the details of how and when our products will meet HIPAA requirements. The
CareCentric HIPAA team employs a process that facilitates a prompt and qualitative response to these surveys. Additionally, CareCentric is developing fully secure options for all customers to meet the HIPAA requirements in the release of its new generation product platforms.

     CareCentric's HIPAA Team has developed a HIPAA Standard Response Model for each of our core products. These documents provide general information concerning CareCentric's HIPAA plans, as well as FAQ's concerning HIPAA EDI, Privacy and Security issues. The CareCentric HIPAA team monitors all internal, external and regulatory issues related to HIPAA, evaluates the requirements on CareCentric and manages the development and implementation of CareCentric responses in product systems and process to meet customer needs.

     See also the section below entitled Government Regulation and Health Care Reform.

SERVICE SOLUTIONS

Software Services

CareCentric believes that providing comprehensive software services to customers is critical to its success in the home health care industry. CareCentric employs in excess of seventy-eight (78) professionals dedicated to this effort who provide the following services:

     o Implementation: Implementation services provide a monitored approach to implementing and supporting a CareCentric software system. Services include a formal implementation plan, periodic review of the schedule and on-going progress with customer management, and coordination of CareCentric installation, training and system integration resources.
     o Training: Training and education services are offered on a continuing basis to existing customers either at the customer's site, at CareCentric classroom training facilities in Pittsburgh, Pennsylvania; Pompano Beach, Florida and Norcross, Georgia or at a remote facility in conjunction with major industry trade shows.
     o Data Conversion Services: Data conversion services are offered on a fee for service basis to those customers that require electronic creation of certain databases required for use of with CareCentric Software solutions. This critical aspect of sales and implementation provides the customer with the critical technical and operational support to effect a smooth, accurate and comprehensive data transition to CareCentric's platforms.
     o Software Support: CareCentric offers telephone support Monday through Friday, emergency telephone support evenings and weekends. The support is available Monday through Friday at various hours tailored to the different types of healthcare operations serviced by the product. Weekend support is available on an on-call basis by technical staff of the Company. Customers can purchase added support. In these cases key support personnel are on call to handle critical issues during extended hours. Support includes covered training questions, system bugs, non-compliance issues, system breakdowns and diagnostics of critical functions to keep the customer operational. The Company also provides software maintenance releases on a periodic basis to address non-conforming software, certain regulatory updates and certain product features and improvements. Maintenance Releases of software are made available to customers periodically. These software maintenance releases include unspecified improvements and regulatory updates. These updates do not include major functional or computer platform changes that would be offered to customers as new product sale opportunities.
     o Technical Consulting: CareCentric provides software customization and integration, technical audits of the customer's information systems, integration and network planning and strategic and tactical information systems planning.
     o Custom Programming: CareCentric provides customer specific changes for its products on a fixed fee or per hour basis.
     o Data Migration Services: CareCentric provides customer data migration routines to support transitioning from a competitive software product.

Software support services represents a major source of recurring revenue, as these services are provided through monthly, quarterly and annual renewable maintenance contracts which provide access to customer support, software releases to respond to changes in regulatory policies, and certain unspecified product improvements. The software at customer installations that do not have maintenance agreements rapidly becomes obsolete. Other services are generally charged on a time and materials usage basis. Travel costs are billed separately. CareCentric technical personnel also provide on-site and on-call technical support as requested.

Business Consulting Services:

     This segment was discontinued at the end of the third quarter of 2001.

CareCentric has over 1,500 customers  nationwide,  including:

     o    hospital-based companies;
     o    home health care providers;
     o    alternate-site care organizations;
     o    home medical equipment providers;
     o    integrated delivery systems;
     o    government-managed organizations; and
     o    home infusion therapy providers.


SALES AND MARKETING

     CareCentric, led by a Senior Vice President of Sales and Marketing, markets its information technology systems and services through a direct national sales force led by two Vice Presidents, one focused on home health agencies and the other focussed on home medical equipment and IV pharmacy providers. Account executives numbered twelve (12) at March 22, 2002. An inside sales force of six
(6) handles additional licenses, add-on modules, accessories, CBT's, forms and supplies sales. CareCentric also employs a marketing and sales support staff to assist its sales force.

     Recognizing the importance of maintaining good communication and obtaining valuable input from its customers, CareCentric sponsors customer advisory groups and national user group meetings. Regional user group meetings are also held to discuss customer comments, suggestions, industry trends, and related system issues. CareCentric also maintains an active web site promoting important news, customer training events, web based educational opportunities and demonstrations.


BACKLOG

     CareCentric had backlog of $3.2 million at December 31, 2001, $4.1 million on December 31, 2000, and $1.0 million on December 31, 1999. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees and professional services. The length of time required to complete an implementation depends on many factors outside the control of CareCentric, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete the implementation process. As a result, CareCentric may be unable to predict accurately the amount of revenue it will recognize in any period and, therefore, can make no assurances that the amounts in backlog will be recognized in the next twelve months.


TECHNOLOGY

SMART CLIPBOARD(R) TECHNOLOGY PLATFORM. CareCentric's Smart Clipboard(R) point-of-care clinical product is built upon a Client/Server Remote Distributed Relational Database technology platform. Smart Clipboard(R) utilizes iAnywhere's (Sybase) relational database engine, Adaptive Server Anywhere, for its rich feature set and replication support. Data replication is the primary method of data transport and synchronization between disconnected remote devices and the centralized data repository. Several third party software modules provide HL7 messaging and OASIS verification services to Smart Clipboard(R) through COM/DCOM interfaces. Smart Clipboard(R) supports HL7 interfaces to the MestaMed(R) and STAT back office systems using TCP/IP for data transport. The Smart Clipboard(R) product is currently deployed on Microsoft's Windows operating systems platforms with the various software components utilizing NT Server, NT Workstation or Windows 98 as required. User interaction with the system is through a Windows-based Graphical User Interface (GUI), with a pen-based user interface provided at the point-of-care.

THE STAT2. The STAT2 system is a MSM-based solution and operates on multiple operating systems, including Windows, SCO-UNIX and AIX. MSM is a reliable, hierarchical database that is very fast and requires low maintenance. MSM is also a programming language that was designed to efficiently manage the large amounts of text that the medical industry uses. STAT2 is a back-office system that allows a customer to exchange clinical and financial information with external systems in either an immediate connection (using the HL7 standard) or by accumulating data to transmit later in batch mode.

THE DME VI. The DME VI software system is a complete billing and operations management system that addresses the business needs of the Home Medical Equipment (HME) market. The solution is a PC based, Windows compliant software system that operates on a variety of platforms, including Windows 95 / 98, Windows NT, and Windows 2000. The software is scaleable, and can run as a separate stand-alone system or as part of a local area network (LAN) or wide area network (WAN). The DME VI software uses the highly regarded Pervasive SQL 2000 database software to ensure the accuracy and integrity of the data.

MESTAMED. The MestaMed software system is a completely integrated billing, operations and financial management system for the Home Medical Equipment (HME), Home Infusion Therapy (IV) and/or Home Nursing (HHA) market. The MestaMed(R) solution can be deployed in an integrated health care delivery environment, or implemented as a stand-alone solution in any of the operational disciplines. MestaMed(R) can operate on multiple operating systems including Window NT, Unix, AOIX or Open VMS. The system fully supports local and wide area networks through TCP/IP network protocol. The MestaMed(R) product is powered by the Synergy Development Tool set, a comprehensive cross-platform set of advanced tools that enable programmers to rapidly create and deploy system-independent, extensible Enterprise solutions. Within this Tool set is the xfServer Plus component, a robust, scalable server that enables access to remote data and logic. This Tool set provides MestaMed(R) with an integral open-ended, scalable capability which provides a seamless gateway to the very latest technologies.

THE VISIT ASSISTANT(R). The Visit Assistant (VA) operates on the PALM operating system. The handheld units synchronize to any PC on the same network where the Visit Assistant server resides. The VA server uses an SQL database and users can work with the synchronized handheld data from a workstation. Visit Assistant data is exchanged with the back-office STAT2 product, eliminating dual data entry. Visit Assistant is a joint venture, based on a license and distribution agreement with a vendor company, Golden Rule Software, Inc.. Golden Rule originally designed a generic version of the base point-of-care product and offered it as a non-integrated, stand alone point-of-care capture device. CareCentric has integrated the product to its STAT BackOffice, modified its parameters and is reselling the product as its base solution to home health agencies.

THE DELIVERY ASSISTANT(R). The MestaMed(R) Delivery Assistant is a handheld point of delivery system. The solution is deployed on a Personal Data Assistant
(PDA) using the Palm operating system. The delivery assistant is fully integrated with the MestaMed(R) System to automatically confirm delivered orders. Information is shared between the PDA and MestaMed(R) Host system via HTTP requests from a JAVA Virtual Machine running on any Windows 95/98, Windows NT or Windows 2000 client in the network.

THIRD PARTY SOFTWARE. CareCentric's systems are dependent upon many third-party software and hardware products and related services and alliances with other product and development partners. There can be no assurance that financial or other difficulties experienced by such third-party vendors will not have an adverse effect on CareCentric's abilities to provide its systems or that CareCentric will be able to replace such third-party products and services if they become unavailable.

The third-party software is composed of varying types and contractual arrangements. The software licensed from third parties falls into one of four categories consisting of operating systems, medical content, report writer and data base manager. All of CareCentric's products use these third-party software products to some varying degree. The software is either embedded in CareCentric's software prior to sale or accessed by CareCentric's software as an external data file. Fees charged by the third-party software vendors are passed on to CareCentric's customers in the license fees, annual fees or maintenance fees charged by CareCentric.

RESEARCH AND DEVELOPMENT

     CareCentric maintains a staff of approximately thirty-four (34) product and project managers, programmers, data base engineers and analysts, systems and application analysts, quality assurance analysts and documentation specialists who monitor developments in the computer software and health care industries and who continuously work to enhance and develop CareCentric's systems. CareCentric's research and development expenses were approximately $6.1, $6.2, and $1.1 million for the years ended December 31, 2001, 2000, and 1999, respectively. As a percentage of total net revenues, research and development expense increased to 30.4% in 2001, from 28.3% in 2000 and 6.3% in 1999.

     CareCentric continuously engages in enhancing selected features of existing products to help its customers improve workflow and operational and clinical processes. The Company believes that such activities will help customers manage and reduce costs while maintaining quality clinical outcomes, which are believed to be a necessity for business survival under the prospective payment system
(PPS) and the regulatory climate surrounding the HIPAA initiatives.

     Focus projects driven by the desire to support CareCentric's value-added philosophy and to respond quickly to the needs of its customers include the HIPAA EDI suite of products, HIPAA Privacy and Security add-ons, API development to support innovative, web-enabled eCMN solutions, clinical content development and platform upgrades. These projects represent a sampling of the types of continuing initiatives that will occur throughout the current and future development cycles.

     CareCentric recognizes the need to respond to the rapid technological change that is occurring in the software and healthcare industries. CareCentric has implemented a multi-disciplinary approach to product development based upon the Rational Unified Process, a risk-mitigation driven, iterative software engineering process that management believes is reliable, measurable, repeatable and scalable. Management believes that this industry-standard, proven, recognized development methodology will ensure greater product development success and will improve CareCentric's ability to partner and communicate with other leading software development entities.

     CareCentric's recent product add-on projects include delivery of open, component-based architectures (as evidenced by the recently deployed, JAVA-based Delivery Assistant product). Recent development resource acquisitions, expected to continue during 2002 and 2003, bring new technical talent to the Company to ensure that its new platforms represent architectures that are the most flexible, scalable and ubiquitous in the industry.

     A large development team remains in place to add new features to the Company's existing products while a new product team builds off the Company's existing base to develop the technology platforms for future products.


COMPETITION

     Competition in the market for home health care information systems and services is intense and is expected to increase. CareCentric believes that the primary factors affecting competition are:

     o   features/ functions
     o   technology platforms
     o   system performance and reliability
     o   ability to operate in a changing regulatory environment
     o   customer support
     o   service
     o   system flexibility and ease of use
     o   potential for providing feature enhancements
     o   delivery mechanisms
     o   reputation

     o   financial stability
     o   pricing

     CareCentric believes it is a strong competitor in features/functions, system performance and reliability, ability to provide regulatory enhancements, customer support and potential for enhancements, thus providing the customer with an excellent return on investment. CareCentric provides customer support through a real-time, telephone-based system that has proven effective in satisfying customer needs. CareCentric has a competitive advantage in the service area due in large part to a tenured staff and a deeply experienced installation and training team leading to stronger customer relationships. Pricing in this industry is very competitive, with no particular company, including CareCentric, having a clear advantage. CareCentric's reputation is tied mainly to the performance of each of its products and the deep industry knowledge and feature/function of the products.

     Management believes that CareCentric's name recognition has been expanding since its debut in January 2001. Advertising of the name, new logo and tag line -Achieve Your Potential--continued throughout 2001 and is intended to increase the Company's visibility in the market place. Management believes that the market still tends to identify more with CareCentric's products - MestaMed, STAT 2, Smart Clipboard(R), PharmMed, TEMS, versus the company name.

     CareCentric's competitors include other providers of home health care information systems and services, management companies and home health care consulting firms. Furthermore, other major health care information companies not presently offering home health care information systems, or major information system companies not currently in the health care industry, could develop the technology and enter CareCentric's markets. CareCentric believes its most significant competitors are:

     o Delta Health Systems (a division of Shared Medical Systems Corp. owned by Siemens);
     o    McKesson HBOC;
     o    Patient Care Technologies, Inc. (partially owned by Meditech);
     o    Home Care Information Systems, Inc. (owned by Misys PLC);
     o    3M;
     o    Beyond Now Technologies;
     o    FastTrack Healthcare System; and
     o    Computer Applications Unlimited.

     Increased competition could result in new products and technology, price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect CareCentric's business, financial condition and results of operations. In addition, many of CareCentric's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than CareCentric. Many of CareCentric's competitors also currently have, or may develop or acquire; substantial installed customer bases in the home health care industry. As a result of these factors, CareCentric's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their systems and services than CareCentric. There can be no assurance that CareCentric will be able to compete successfully against current and future competitors or that competitive pressures faced by CareCentric will not materially adversely affect its business, financial condition and results of operations.


PROPRIETARY RIGHTS AND PRODUCT PROTECTION

     CareCentric owns the copyrights on its STAT2 system, the DME VI acquired from Dezine, The Smart Clipboard(R) system acquired in its 1999 merger with CareCentric Solutions, Inc. (CSI) and the MestaMed(R), PharmMed and HMExpress products acquired in its 2000 merger with MCS, Inc. (MCS). CareCentric depends upon a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions, confidentiality policies and various security measures to protect its proprietary rights. There can be no assurance that the legal protections afforded to CareCentric or the precautions taken by CareCentric will be adequate to prevent misappropriation of CareCentric's technology. In addition, these protections do not prevent independent third-party development of functionally equivalent or superior technologies, systems or services, or the obtaining of a patent with respect to CareCentric's technology by third parties. Any infringement or misappropriation of CareCentric's core proprietary software could have a material adverse effect on CareCentric. Although there has been no significant litigation with respect to these claims, as the number of home health care software information systems increases and the functions of these systems further overlap, health care information systems may increasingly become subject to infringement claims.

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

     The office of the Inspector General of the Department of Health and Human Services had identified in its Work Plan for fiscal Year 2001 several projects within the home health industry, which were the focus of the Inspector General's scrutiny in fiscal year 2001. Each year the Inspector sets forth in its Work Plan for that year the areas that will be scrutinized. For example, the 2001 Work Plan sets forth that the Inspector General would focus on home health compliance programs, physician involvement in approving home health care, the impact of prospective payment system controls, and payments based on locations of service. In the Work Plan for 2002, the Inspector has reduced the number of areas within home health to be scrutinized. While the Inspector General will continue to evaluate home health compliance programs and home health payment system controls in 2002, the Work Plan identifies two new areas, which include oversight of home health care quality and coding of home health resource groups. Physician involvement in approving home health care and payments based on location of service are not included in the 2002 Work Plan. Additionally, the Inspector General has focused in recent years on how third-party billing companies, such as CareCentric, provide billing and collection services to its customers. The Inspector General has also stressed the importance of compliance programs for aspects of the health care industry. Although currently implementation of such programs is voluntary, such compliance programs may become a requirement in the future as a condition of being reimbursed under any federal or state programs or by private health plan payers. The Inspector General released in December 1998 a compliance program intended as guidance to third-party medical billing companies and their agents and subcontractors in developing internal controls promoting adherence to applicable law and the program requirements of federal, state and private health plan payers. Any changes resulting from the Inspector General's review of the home health industry and how home health services are billed could increase the costs and time necessary for CareCentric to provide its administrative services to its customers and could affect CareCentric in other respects not currently foreseeable.

     The confidentiality of patient records and the circumstances under which such records may be released for inclusion in databases maintained on CareCentric's systems are subject to substantial regulation by state governments and federal legislation governing specialized medical information and records. Although compliance with these laws and regulations is principally the responsibility of the hospital, physician or other home health care providers with access to CareCentric's information systems, regulations governing patient confidentiality rights are evolving rapidly. For example, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) includes provisions directing the Secretary of the Department of Health and Human Services to adopt standards governing the electronic transmission of data in connection with a number of transactions involving health information, including submission of health claims. These standards are intended to cover security measures and safeguards with respect to health information, as well as standardization of data, assignment of identifiers and authentication of electronic signatures. There are a number of standards to be included in the rulemaking for the provisions of HIPAA. Of the nine provisions, a Notice of Proposed Rule has been published for five of the standards. Of these five standards, only two have final rule publication. The Standards for Electronic Transactions and Code Sets Final Rule was published in the August 17, 2000 Federal Register and became effective October 16, 2000, setting an effective compliance date of October 16, 2002. Congress enacted a one-year extension to this standard for covered providers who submit a compliance plan prior to October 16, 2002. The goal of this regulation is to simplify electronic transfer of data by requiring a single set of standards be used throughout the health care industry. This single set of electronic standards will be required for all health plans and providers, as well as claims clearinghouses, whether in the government or private sector. This regulation includes eight electronic transactions and four code sets to be used in those transactions. These are:

     o    Health claims and equivalent encounter information
     o    Enrollment and dis-enrollment in a health plan
     o    Eligibility for a health plan
     o    Coordination of benefits
     o    Health care payment and remittance advice
     o    Health plan premium payments
     o    Health claim status
     o    Referral certification and authorization

     Many of these transactions are integrated into the operations of home health agencies and the Company expects that they will impact a few of CareCentric's coding and transaction processes.

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

     On July 3, 2000, HCFA released the Prospective Payment System for Home Health Agencies Final Rule for reimbursement of home health providers under Medicare which was effective on October 1, 2000. Under this rule, Medicare reimburses home health providers fixed amounts for 60 day episodes of care determined by home health resource group case-mix classifications on the basis of an initial OASIS assessment adjusted for regional labor cost differences. The Rule specifies that reimbursement will be 60% at the start of the first episode and 40% after the final claim with all adjustments has been transmitted. For subsequent episodes, the agency will be paid 50% at the start of the episode and 50% upon receipt of the final claim. Agencies must submit a Request for Anticipated Payment (RAP) after the first billable visit, which will trigger the initial payment. Adjustments will be allowed for low utilization, partial episodes, significant changes in condition, delivery of therapy services and other excessive cost situations. Additional submittals required include identification of the appropriate case mix group, source of admission, and a one-line universal bill submission.

     These changes to the Medicare payment system have required extensive changes to the manner in which home health care providers do business because they are required to reduce or manage the costs of care per episode so the costs will not exceed the allowed reimbursement, while maintaining the quality of medical outcomes required by the patient, the payer or other governmental regulatory and self-regulating organizations. Such changes have required extensive changes to CareCentric's software products, especially STAT2, The Smart Clipboard(R) and the MestaMed(R) HHA module.

     In the Omnibus Consolidated and Emergency Supplemental Appropriation Act of 1999, the portions of the Balanced Budget Act of 1997 that were applicable to the reimbursement of home health care providers under Medicare were amended to:

     o    defer the 15% additional funding cut until October 2000;
     o    provide  for  three  year   extended   payments   of  prior   Medicare
          over-reimbursements with the first year interest-free;
     o eliminate the bundling of home medical equipment billings with home health agency billings; and
     o    provide other minor relief.

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

     The Medicare,  Medicaid,  and SCHIP Benefits Improvement and Protection Act
(BIPA) of 2000 established positive payment changes for home health agencies. These changes were:

     o Additional delay in application of 15% reduction on payment limits for home health services until October 1, 2002;
     o Restoration of full market basket update for home health services for fiscal year (FY) 2001;
     o    Temporary two-month periodic interim payment extension;
     o Clarification in the use of telehealth in delivery of home health services;
     o General Accounting Office (GAO) study on costs to home health agencies of purchasing non-routine medical supplies;
     o Clarification of criteria for branch offices and a GAO study on supervision of home health care provided in rural areas;
     o    Clarification of the "Homebound" definition;
     o Temporary 10% increase for home health services furnished in rural areas;
     o    Revisions to Medicare appeals process; and
     o A full market basket update for home medical equipment for fiscal year 2001.

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


EMPLOYEES

     As of December 31, 2001, CareCentric employed 199 individuals. That number was reduced to 158 at March 22, 2002. CareCentric believes that its future success depends in large part upon recruiting, motivating and retaining highly skilled and qualified employees in all aspects of CareCentric's business, especially product development. None of CareCentric's employees is represented by a labor union. CareCentric believes that its employee relations are good.


ITEM 2.  PROPERTIES

     CareCentric's principal executive offices are located at 2625 Cumberland Parkway, Suite 310, Atlanta, Georgia 30339. The principal executive offices consist of approximately 12,431 square feet. The lease on this space expires on January 31, 2003.

     CareCentric also leases office space for its operations in the following locations:

         LOCATION                              SQUARE FOOTAGE            LEASE EXPIRATION
         --------                              --------------            ----------------

         Norcross, Georgia                            19,704               August 31, 2006 *
         Pompano Beach, Florida                        6,535             December 31, 2004
         East Brunswick, New Jersey                    1,082               August 31, 2005
         Pittsburgh (Monroeville), Pennsylvania       24,308            September 30, 2005
         Stafford, Texas                               2,868             November 30, 2002

     *See description of subleases below

     The listing of locations and square footage above does not include space for which the Company has sublease agreements. Such subleased facilities include the following:

     o CareCentric has entered into two non-cancelable agreements to sublease 64,324 square feet formerly occupied by CareCentric as its principal executive offices in Atlanta, Georgia through December 31, 2002, the remaining term of the lease. In September 1999, the Company entered into an agreement to sublet 42,883 square feet of the former executive offices and in February 2001, the Company entered into an agreement to sublet the remaining 21,441 square feet of such space. In January 2002, CareCentric entered into a non-cancelable agreement to sublease approximately 3,000 square feet in its Norcross, Georgia facility through the remaining term of the lease. The Company has also sublet all 1,645 square feet of its former office space in Irving, Texas through January 31, 2003. All subleases are coterminous with CareCentric's leases. The Company is actively trying to continue to reduce its leased space expense.

     CareCentric believes that its present facilities are adequate to meet its current and foreseeable needs.


ITEM 3.  LEGAL PROCEEDINGS

     Neither CareCentric nor any of its subsidiaries is currently a party to any legal proceedings which would be material to the business or financial condition of CareCentric on a consolidated basis.

     Simione Central Holding, Inc., a subsidiary of CareCentric now known as SC Holding, Inc. ("SC Holding") was one of several defendants named in a "whistleblower" lawsuit related to alleged Medicare fraud filed under the False Claims Act in the Northern District of Georgia (U.S. ex re. McLendon v. Columbia/HCA Healthcare Corp., et al., No. 97-VC-0890 (N.D. Ga.)). The lawsuit involves alleged claims that SC Holding allegedly participated in a conspiracy with Columbia/HCA and other third parties to bill inflated and fraudulent claims to Medicare. On July 21, 1999, the Justice Department issued notice that it had elected not to join in the claims asserted against SC Holding by Donald
McLendon, who is a former employee of an unrelated service provider to Columbia/HCA. Although the Justice Department joined the suit with regard to other defendants, it specifically declined to intervene with regard to SC Holding. In late 2000, CareCentric was advised by Mr. McLendon's attorney that notwithstanding the declination by the Justice Department, Mr. McLendon intends to pursue "whistleblower" claims against SC Holding directly. Through March 22, 2002, no such action has been taken and nothing further has been heard from McLendon's attorney for over one year. Management believes that this claim has been abandoned. In the event a claim is asserted, however, CareCentric and SC Holding intend to vigorously defend against it.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE MANAGEMENT OF THE REGISTRANT

John R. Festa......................................        50       Chief Executive Officer, President and
                                                                      Director
Mark A. Kulik......................................        44       Senior Vice President of Sales and
                                                                      Marketing
Michael Quinn......................................        48       Senior Vice President
                                                                      of Operations
Ana M. McGary......................................        40       Vice   President   Human   Resources  and
                                                                      Administration

     John R. Festa became President and Chief Executive Officer of the Company on November 1, 2001. Prior to joining the Company, Mr. Festa served as Managing Director and General Partner of the EGL III venture capital funds , Atlanta-based family of venture investment firms. Prior to founding the EGL III Funds in 1999 with his partners, Mr. Festa was President and CEO of Iterated Systems, a software manufacturer of high-end image and image asset management products, from 1994 to 1998 and President and CEO of BuyPass Corporation, a national leader in software and processing systems for all forms of transaction payments and medical claims processing from 1984 to 1994. Prior to 1984, Mr. Festa held various senior positions in American Express Company and Citicorp.

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

     Michael Quinn served as Senior Vice President of Operations of MCS, Inc. since 1985 and became an officer of CareCentric upon the merger with MCS, Inc. when he became Senior Vice President of Operations, responsible for corporate resources and customer support. He was a director of MCS, Inc. from 1992 until the merger with Simione. From 1977 to 1985, Mr. Quinn worked in various programming and sales capacities for MCS, Inc. and its parent company supervising sales, product development and product support.

     Ana M. McGary has served as Vice President of Human Resources and Administration of CareCentric since April of 1999. Ms. McGary is responsible for all aspects of human resource employee and management development. In August of 2000 Ms. McGary was elected Secretary of the Company. From 1992 until 1999, Ms. McGary managed human resources for several business units of First Data Corporation. She has led and managed many recruiting and training teams for various companies through the U.S. Her experience includes company culture transformations, strategic planning and senior management development. In 1999, she received her Professional Human Resource Certification (PHR) from Kennesaw State University in Marietta, Georgia. She is a member of the Society for Human Resources Management and the American Society of Corporate Secretaries.


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

     In February 2002, Nasdaq notified CareCentric that its shares failed to meet the Nasdaq Small Cap market's minimum price requirement of $1.00 per share for 30 consecutive trading days. CareCentric's shares are subject to de-listing unless, prior to August 13, 2002, the shares close at $1.00 or more for a minimum of 10 consecutive trading days. If the price qualification has not been met by that time, depending on whether CareCentric then meets initial listing criteria, the shares will either be de-listed or an additional 180 calendar day grace period will go into effect. The initial listing criteria include minimum levels of market value of publicly traded stock and stockholders equity. CareCentric currently does not satisfy these criteria.

     As of April 8, 2002, CareCentric common stock was held by approximately 3,988 holders of record. For this purpose, stockholders whose shares are held by brokers on behalf of stockholders are not included.

     The table below shows the reported quarterly high and low sales price for CareCentric common stock on the Nasdaq National Market and Nasdaq SmallCap Market for the periods after January 1, 2000. The information set forth below does not include retail mark-ups, markdowns or commissions. The sales prices for the first quarter of 2000 have been adjusted to reflect the effect of the 1-for-5 reverse stock split that occurred on March 7, 2000.

                            2001                   2000
                     --------------------  ---------------------
                       HIGH       LOW         HIGH       LOW
                     --------------------  ---------------------

First Quarter          4.530     1.500      11.250      3.250
Second Quarter         3.000     1.630       4.875      2.000
Third Quarter          2.950     1.340       3.500      1.500
Fourth Quarter         1.700     0.460       4.125      2.250

     CareCentric has never declared or paid cash dividends on CareCentric common stock. CareCentric currently intends to retain future earnings, if any, for future growth and does not anticipate paying any cash dividends in the foreseeable future. CareCentric's line of credit includes restrictions on the payment of dividends.

     On November 10, 2001, the Company committed to issue 210,000 shares of Series E Preferred Stock, $.001 par value per share, to John R. Festa. The rights of the Series E Preferred Stock are described in the notes to the Financial Statements.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company. The selected consolidated financial data in the table as of and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997 are derived from the audited consolidated financial statements of the Company. As more fully explained in Note 1 to the Consolidated Financial Statements, MCS, Inc. is considered to have acquired Simione Central Holdings, Inc. on March 7, 2000, and the historical financial statements of the "Company" as discussed herein are therefore the historical financial statements of MCS, Inc. only, except where specifically otherwise noted. On September 28, 2001 the Company discontinued its Consulting business segment and as more fully described in Note 2 of the Financial Statements, the results of the discontinued Consulting business have been separately presented in the Financial Statements. See Note 1 to Notes to Consolidated Financial Statements for information about the Company's history. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto of the Company included herein.

                                           SUMMARY OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------------
                                           2001           2000          1999         1998          1997
                                        ------------  -------------  -----------  ------------ --------------
                                                       (in thousands, except per share data)
Net revenues:                              $ 20,446       $ 19,574      $16,648       $14,901       $15,433

Costs and expenses:
    Cost of revenues                          8,217          8,478       10,563         9,225         8,885
    Selling, general and
      administrative                         10,715         10,756        4,077         3,780         3,659
    Research and development                  6,158          6,174        1,051           231             -
    Amortization and depreciation             3,865          3,481          230             -             -
    Write down of intangibles                11,799              -            -             -             -
    Restructuring Charge                        675              -            -             -             -
                                        ------------  ------------- ------------  -----------  ------------
    Total costs and expenses                 41,429         28,889       15,921        13,236        12,544
                                        ------------  ------------- ------------  -----------  ------------

(Loss) income from operations              (20,983)        (9,315)          727         1,665         2,889

Other (expense) income:
    Other (expense) income                        -            (6)            -             -             -
    Interest expense                        (1,314)          (710)            -             -             -
    Interest and other income                    37             74           45            47            74
                                        ------------  ------------- ------------  -----------  ------------
(Loss)  income before taxes                (22,260)        (9,957)          772         1,712         2,963
                                        ------------  ------------- ------------  -----------  ------------

    Income tax benefit (expense)               (15)            154        (306)         (686)       (1,195)
                                        ------------ -------------  ------------ ------------ ------------
(Loss) income from continuing
    operations                             (22,275)       (9,803)           466         1,026        1,768
                                        ------------ -------------  ------------ ------------ ------------

Discontinued operation
    Loss on disposal of discontinued
      operations                            (2,632)             -             -             -            -

    (Loss) Income from operations of
      discontinued segment before
      taxes                                   (483)          (442)          251           671           401

    Applicable tax expense                                                  100           268           160

                                        ------------  ------------- ------------  -----------  ------------
(Loss) income from operations and
    disposal of discontinued segment        (3,115)          (442)          151           403           241
                                        ------------  ------------- ------------  -----------  ------------

Net  (loss) income                        $(25,390)      $(10,245)          617        $1,429       $ 2,009
                                        ============  ============= ============  ===========  ============

Cumulative preferred dividends                (722)          (569)            -            -             -

Net (loss) income available to
    common shareholders                   $(26,112)      $(10,814)          617        $1,429       $ 2,009
                                        ============  ============= ============  ===========  ============

Net (loss) income per share - basic
    and diluted
    From continuing operations             $ (5.21)      $  (2.87)         0.31        $ 0.69       $  1.19
    Weighted average common shares
      --basic and diluted                     4,272          3,418        1,490         1,490         1,490
                                        ============  ============= ============ ============  ============
Net (loss) income per share - basic
    and diluted
    From discontinued operations            $(0.73)       $ (0.13)       $ 0.10        $ 0.27       $  0.16
    Weighted average common shares -
      basic and diluted                       4,272          3,418        1,490         1,490         1,490
                                        ============  ============= ============  ===========  ============
Net (loss) income per share - basic
    and diluted
    From operations                        $ (5.94)      $  (3.00)       $ 0.41        $ 0.96       $  1.35
    Weighted average common shares -
      basic and diluted                       4,272          3,418        1,490         1,490         1,490
                                        ============  ============= ============  ===========  ============

Net (loss) income per share - basic
    and diluted for common shareholders    $ (6.11)      $  (3.16)       $ 0.41        $ 0.96       $  1.35

Weighted average common shares -
    basic and diluted                         4,272          3,418        1,490         1,490         1,490
                                        ============  ============= ============  ===========  ============

                                           SUMMARY OF FINANCIAL POSITION

                                                             AS OF DECEMBER 31,
                                     ----------------------------------------------------------------
                                        2001         2000        1999         1998         1997
                                     ------------ ----------- ------------ ----------- --------------
                                                  (in thousands, except per share data)

Cash and cash equivalents                 $  201     $   362       $   47      $   60         $   40
Working capital (deficit)               (15,618)    (13,765)      (1,542)     (1,745)        (2,110)
Total Assets                              12,808      35,120        6,696       5,279          4,895
Long-term obligations                      6,093         728            -           -              -
Shareholders' equity (deficit)         $(14,310)    $ 11,080       $  505    $  (981)      $ (1,640)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by such sections. When used in this report, the words "believe", "anticipate", "estimate", "expect", "plans", "intend", "likely", "will" and similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K which address activities, events, or developments which the Company expects or anticipates will or may occur in the future, including statements regarding the Company's competitive position, the successful development of its software products, the impact on the Company of actual or proposed regulatory changes, the Company's expectations regarding the adequacy of current financing arrangements, product demand and market growth, and other statements regarding future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, and expected future developments as well as other factors it believes are appropriate in the circumstances. The Company's future financial performance could differ significantly from that set forth herein, and from the expectations of management. Important factors that could cause the Company's financial performance to differ materially from past results and from those expressed in any forward looking statements include, without limitation, the inability to obtain additional capital resources, variability in quarterly operating results, customer concentration, product acceptance, long sales cycles, long and varying delivery cycles, the Company's dependence on business partners, emerging technological standards, changing regulatory standards, inability to retain or hire experienced and knowledgeable employees, risks associated with acquisitions, increased regulation of the health care industry, future consolidation of the health care industry, potential liability in connection with the Department of Labor investigation or IRS audit, the need to develop new and enhanced products, product delays and errors, competition, difficulty protecting intellectual property rights, and the risk factors detailed in the Company's Registration Statement on Form S-4 (File No. 333-96529) and in the Company's periodic reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

     The following is a discussion of the consolidated financial condition and results of operation of the Company for the three years ended December 31, 2001 and certain factors that will affect the Company's financial condition. In these discussions, most percentages and dollar amounts have been rounded to aid presentation; as a result, all such figures are approximations. References to such approximations have generally been omitted.

     As more fully explained in Notes 1 and 2 to the Consolidated Financial Statements, MCS, Inc. is considered to have acquired Simione Central Holdings, Inc. on March 7, 2000, and the historical financial statements of the "Company" as discussed herein are therefore the historical financial statements of MCS,

     Inc. only, except where specifically noted. Also as discussed in Note 2, the Company discontinued its Consulting business segment in September of 2001 and the operating results of the Consulting segment have been separately presented in the financial statements for the years 2001 and 2000 as a discontinued operation. The discontinued operations reported for the year 1999 related to MCS' ProfitWorks segment which was distributed to MCS' former parent, Mestek.

OVERVIEW

     CareCentric, Inc. (formerly known as Simione Central Holdings, Inc.) ("CareCentric" or the "Company") is a leading provider of enterprise information technology systems and related services and consulting services designed to help home health care providers more effectively operate their businesses in today's environment. The Company's focus is to help home health care providers streamline their operations and better serve their patients. Currently, the Company is moving forward to leverage its long history and success to migrate its product solutions to new technology platforms that are currently in design. These new technology platforms are being designed to: create long term scalable technology platforms using state of the art technologies; streamline real-time customer service, shorten decision cycles for our customers; add new product solutions; and revolutionize customer options, while meeting the business requirements of the enterprises served. CareCentric currently offers several comprehensive software solutions. Each of these solutions provides a basic set of software applications and specialized modules which can be added based on customer demand. These software solutions are designed to enable customers to provide clinical care management, administrative, operating and financial solutions and payment processing efficiencies. In addition to its software solutions and related software support services, CareCentric's home health care consulting services assist providers in addressing the challenges of:

     o   reducing costs;
     o   regulatory compliance;
     o   maintaining quality;
     o   streamlining operations;
     o   re-engineering organizational structures; and
     o   leveraging best practice solutions

     CareCentric has over 1,500 customers nationwide:

     o   hospital-based companies;
     o   home health care providers;
     o   alternate-site care organizations;
     o   home medical equipment providers;
     o   integrated delivery systems (IDN);
     o   home infusion therapy providers; and
     o   government-managed organizations

     Through a subsidiary, Simione Central Holdings, Inc., prior to the merger with MCS, formerly provided comprehensive agency support services, previously described as outsourcing, which included administrative, billing and collection, training, reimbursement and financial management services, among others. This line of business was discontinued in May of 1999.

     The Company defines recurring revenues as revenues derived under software support agreements, whether annual or otherwise. These revenues were approximately $11.3 million, or 55.1% of total net revenues, for the year ended December 31, 2001, $12.5 million, or 57.1% of total net revenues, for the year ended December 31, 2000, and $3.5 million, or 23.3% of total net revenues, for the year ended December 31, 1999. Unless and until revenues generated from sales of new systems increases, recurring revenues will represent a majority of its total net revenues.

     The Company believes that continued development and enhancement of its software systems are critical to its future success, and anticipates that the total amount of research and development expense will increase, but should decrease as a percentage of total net revenues as the Company grows its revenues. Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. For the years ended December 31, 2001, 2000, and 1999, the Company had no capitalized computer software and development costs.

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

General

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the intangible assets, realization of deferred income taxes and the adequacy of allowances for returns and doubtful accounts. Actual amounts could differ significantly from these estimates.

Our critical accounting policies are as follows:

     o   revenue recognition;
     o   estimate of allowance for uncollectible accounts; and
     o   valuation of long-lived and intangible assets and goodwill.

Revenue Recognition

     The Company sells its software pursuant to non-exclusive license agreements which provide for the payment of a one-time license fee. In accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Revenue Recognition", these revenues are recognized when products are delivered and the collectability of fees is probable, provided that no significant obligations remain under the contract. Revenues derived from the sale of software products not requiring significant modification or customization are recognized when products are delivered and collectability of fees is probable, provided that no significant obligations remain under the contract. The price of the Company's software varies depending on the number of software modules licensed and the number of users accessing the system and can range from under ten thousand dollars to a few million dollars. The Company generally requires payment of a deposit upon the signing of a customer order as well as certain additional payments prior to delivery. As a result, the Company's balance sheet reflects significant customer deposits.

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

Estimate of Allowance for Uncollectible Accounts.

     The Company continuously reviews the status of all its accounts receivable with its customers for current collectability. The Company recognizes that there are circumstances under which customers will delay payment beyond the terms offered by the Company either because of their own payment practices or temporary situations which need to be resolved before the customer will continue payment. Reserves for uncollectability are based on various ages of those accounts receivable past their original due date for collection. The Company does not write the account off against the reserve for uncollectible account until all efforts to collect the accounts receivable have been exhausted.

Valuation of Long-Lived and Intangible Assets and Goodwill.

     The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following:

     o    significant   underperformance  relative  to  expected  historical  or
          projected future operating results;
     o significant changes in the manner of the Company's use of the acquired assets or the strategy for its overall business;
     o    significant negative industry or economic trends.

     When the Company determines that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. After recording a $11.8 million impairment adjustment, net intangible assets amounted to $5.4 million as of December 31, 2001. See Note 7 of the Notes to the Consolidated Financial Statements.


RESULTS OF OPERATIONS

EFFECT OF REVERSE MERGER AND DISCONTINUED OPERATIONS ON MANAGEMENT DISCUSSION AND ANALYSIS

     On March 7, 2000, CareCentric, Inc. (formerly known as Simione Central Holdings Inc.) ("CareCentric") and MCS, Inc. ("MCS") merged in a transaction ("the CareCentric/MCS merger", also set forth above as "the MCS/Simione merger") accounted for as a reverse acquisition for financial reporting purposes. As more fully discussed in Note 1 of the accompanying Financial Statements, the 2001 Statement of Operations presents a full year of the combined results of operations of the former Simione Central Holdings, Inc./MCS businesses, the 2000 Statement of Operations presents a full year of MCS results of operations combined with the results of operations for the former Simione Central Holdings, Inc. since March 7, 2000 and the 1999 Statement of Operations includes MCS historical results only. Because of these differences in the accompanying Financial Statements, comparison of the results of operations of the Company as reported would be misleading, if not meaningless.

     To present a more meaningful analysis of operating performance, the comparison of the years ended December 31, 2001 and 2000 compares the 2001 reported Financial Statements in the accompanying Financial Statements to a Proforma 2000 statement of operating results which combines the former Simione Central Holdings Inc. business with MCS as if the merger had occurred on January 1, 2000. For the comparison of the years ended December 31, 2000 and 1999, the Proforma 2000 statement of operating results, prepared as if the merger had occurred at January 1, 2000, is compared against a Proforma 1999 statement of operating results which was prepared by arithmetically adding the former Simione Central Holdings, Inc. operating results with the historic MCS operating results for the year ended December 31, 1999.

     In addition to the Proforma information discussed in the paragraph immediately above, the following comparison of the years ended December 31, 2001, 2000 and 1999 have been prepared after reduction in all three years for the discontinued operations of the Consulting segment of Simione Central Holdings, Inc. in September of 2001 and the Profit Works business of MCS in 1999. See Note 2 to the accompanying Financial Statements.


COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

     Net Revenues. Revenues (exclusive of the Consulting segment which was discontinued in September 2001) were $20.4 million for the twelve months ended December 31, 2001 and $21.9 million for the twelve months ended December 31, 2000. The $1.5 million decrease was mainly attributable to a reduction in maintenance revenues of $1.1 million to $11.4 million in 2001 from $12.5 million in 2000. Revenues from software systems was unchanged at $9.5 million in both 2001 and 2000.

     The Company believes these reduced revenues are attributable generally to adverse economic conditions prevailing in the home healthcare marketplace. Additionally, the Company believes certain customers are reluctant to invest in existing software systems while new products with technologically advanced platforms are under development. The Company believes that the economic conditions for the home healthcare marketplace, more fully discussed in the overview section of this Form 10-K, have now stabilized, and are expected to improve in the years ahead. The Company also recognizes the importance of successfully introducing new products using more current technologies and will continue to develop and invest in new products in 2002 and beyond.

     Cost of Revenues. Cost of revenues decreased $1.0 million, or 11.1%, to $8.2 million in 2001 from $9.2 million in 2000. As a percentage of total net revenues, cost of revenues decreased to 40.2% in 2001 from 42.3% in 2000. The $1.0 million decrease resulted primarily from cost cutting, product mix and a slight decrease in revenues for software systems. The decrease as a percentage of total net revenues is due to the combined impact of many factors including efficiencies in installation and support costs resulting from the merger with MCS, reduced sales discounts and changes in product mix.

     Selling, General and Administrative. Selling, general and administrative expenses decreased $1.5 million, or 12.3%, to $10.7 million in 2001 from $12.2 million in 2000. As a percentage of total net revenues, selling, general and administrative expenses were 52.4% in 2001 and 55.8% in 2000. This dollar decrease was attributable to synergies derived from the merger and cost savings initiatives implemented in 2000 and completed in 2001. Cost savings were primarily realized through the centralization of administrative functions and elimination of non-essential facilities and excess capacity.

     Research and Development. Research and development expenses decreased approximately $0.8 million, or 11.4%, to $6.2 million in 2001 from $6.9 million in 2000. As a percentage of total net revenues, research and development expenses decreased to 30.1% in 2001 from 31.8% in 2000. The continued high expenditure of research and development funds was attributable to development effort on all continuing products, but especially for The Smart Clipboard(R), PharmMed Rx(TM) and HM Express.

     Amortization and Depreciation. Amortization and depreciation decreased by approximately $0.3 million to $3.9 million in 2001 from $4.2 million in 2000. This decrease is attributable to the net effect in preparing these Proforma comparisons eliminating the discontinued consulting business and the amortization and depreciation expense of MCS from January 1 2000 through March 7, 2000, the MCS merger date. See Note 6 and Note 7 to the accompanying Financial Statements.

     Impairment Loss - Intangible Assets. As more fully discussed in Note 7 to the Financial Statements, and in accordance with Financial Accounting Standard 121, the Company is required to periodically review the value of its intangible assets. The Company's intangible assets were capitalized in conjunction with the MCS merger on March 7, 2000. At the end of the fourth quarter of 2001, that review resulted in an $11.8 million write down, or impairment loss, of the intangible assets of the Company. The major reasons for the impairment were new technologies being integrated in the Company's current and future products causing its existing product platforms to have smaller future revenue generation capability, and an expectation that immediate opportunities for new software sales are lower than were forecasted at the time of the merger with MCS.

     Restructuring Charge. The restructuring charge of $675,000 resulted from the Company approving a plan in April 2001 to close one remote support office and to downsize the workforce at its remaining facilities. As of December 31, 2001, that plan was fully completed and the restructuring charge was completely expended.

     Operating Loss. The Company's operating loss from continuing operations, reflecting the same assumptions as above for purposes of comparability, increased from $10.8 million for the twelve months ended December 31, 2000 to $21.5 for the twelve months ended December 31, 2001. Without the impact of the Impairment Loss - Intangible Assets, the operating loss from continuing operations decreased from $10.8 million for the twelve months ended December 31, 2000 to $9.7 million for the twelve months ended December 31, 2001. This decrease in operating loss from continuing operations, before impairment loss, is primarily due to the reductions in selling general and administrative expenses. Additionally, continued high levels of research and development expenditures over the last two years are a material cause of the recurring operating loss from continuing operations.

     Other Income (Expense). Interest expense related to borrowings under the Company's line of credit agreements and capital lease obligations increased by approximately $0.5 million to $1.3 million for the twelve months ended December 31, 2001 from $0.8 million for the twelve months ended December 31, 2000. Interest and other income consist principally of interest income related to customer finance charges and the Company's short term cash investments and have decreased by approximately $31,000. The Company expects further increases in interest expense in 2002 due to increased borrowing.

     Income Taxes. The Company has not incurred or paid any substantial income taxes since March 2000. At December 31, 2001, CareCentric had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $36.7 million. Such losses expire beginning in 2010, if not utilized. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL carryforwards may be limited as to their utilization in any year. The Company has concluded that it is more likely than not that these NOL carryforwards will not be realized based on a weighing of available evidence at December 31, 2001, and accordingly, a 100% deferred tax valuation allowance has been recorded against these assets. See Note 10 to the accompanying Financial Statements.

     The income tax benefit of $154,000 reflected in the accompanying Financial Statements for 2000 relates primarily to losses incurred by MCS between January 1, 2000 and March 7, 2000 while it was a subsidiary of Mestek. The income tax benefit arises due to the inclusion of MCS's results for this period in Mestek's consolidated federal and state income tax filings for 2000.

     Loss on Discontinued Operations. As more fully described in Note 7 of the accompanying Financial Statements, the Company completed the sale of certain assets of the Consulting business segment and discontinued its Consulting business on September 28, 2001. The loss from the discontinuance of the business was $3.1 million, which resulted mainly from the write off of $2.6 million of intangible assets recorded as associated with the Consulting business at the time of the merger with MCS.

     Loss from Operations of Discontinued Segment. The loss of ($483,000) for the twelve months ended December 31, 2001 from operations of the discontinued Consulting segment compares to a (loss) for the twelve months ended December 31, 2000 of ($442,000).

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

     Net Revenues. Revenues (exclusive of the Consulting segment which was discontinued in September 2001) were $21.9 million for the twelve months ended December 31, 2000 and $32.6 million for the twelve months ended December 31, 1999. Revenues from software systems decreased $10.6 million, or 52.7%, to $9.5 million in 2000 from $20.1 million in 1999. Software maintenance revenues were unchanged in 2000 from 1999 at $12.5 million.

     These  significantly   reduced  "comparable   revenues"  were  attributable
principally to reduced bookings of software and equipment sales in the final quarter of 1999 and early part of 2000, as well as relatively weak software and hardware sales in the last quarter of 2000. The Company believes these results were attributable generally to adverse economic conditions prevailing in the home healthcare marketplace and more specifically to uncertainties surrounding the MCS/Simione merger on March 7, 2000 and customer concerns related to "Year 2000 functionality". Other factors include discontinuation of product lines and consolidation of certain operations and functions in connection with the merger or to reduce costs. Finally, the results were affected by uncertainties in the marketplace related to a new home health care provider reimbursement system, the Prospective Payment System, or PPS, implemented by the Health Care Financing Administration (HCFA) in October of 2000. The PPS payment system is based upon pre-set per episode fees, in contrast to the former Interim Payment System,
(IPS), which it replaced, which was based upon Medicare's historical cost reimbursement practice. As such, PPS represented a radical departure from past practice and introduced significant uncertainty in the home health care industry. This uncertainty surrounding PPS resulted in an adverse effect on information technology spending in the home health industry.

     Cost of Revenues. Cost of revenues decreased $12.5 million, or 57.4%, to $9.2 million in 2000 from $21.7 million in 1999. As a percentage of total net revenues, cost of revenues decreased to 42.3% in 2000 from 66.6% in 1999. The $12.5 million decrease resulted primarily from the corresponding decrease in revenue for software and services. The decrease as a percentage of total net revenues is principally due to the impact of a higher ratio of margin sales to total sales.

     Selling, General and Administrative. Selling, general and administrative expenses decreased $6.8 million, or 35.7%, to $12.2 million in 2000 from $19.0 million in 1999. As a percentage of total net revenues, selling, general and administrative expenses were 55.8% in 2000 and 58.3% in 1999. This dollar decrease was attributable to synergies derived from the merger and cost savings initiatives implemented in 2000. Cost savings were primarily realized through the centralization of administrative functions and elimination of non-essential facilities and excess capacity. These initiatives continued in 2001.

     Research and Development. Research and development expenses increased $0.9 million, or 14.0%, to $6.9 million in 2000 from $6.1 million in 1999. As a percentage of total net revenues, research and development expenses increased to 31.8% in 2000 from 18.7% in 1999. This dollar increase was attributable to additional development costs for all continuing products, but especially for The Smart Clipboard(R), PharmMed Rx(TM) and HM Express.

     Amortization and Depreciation. Amortization and depreciation increased by $1.0 million to $4.2 million in 2000 from $3.2 million in 1999. This increase includes approximately $1.5 million of amortization expenses attributable to the Simione/MCS merger on March 7, 2000. See Note 6 and Note 7 to the accompanying Consolidated Financial Statements.

     Operating Loss. The Company's operating (loss) from continuing operations, reflecting the same assumptions as above for purposes of comparability, decreased from $17.4 million for the twelve months ended December 31, 1999 to $10.8 million for the twelve months ended December 31, 2000. Management believes this reduced operating loss, despite significantly reduced revenues on a comparable basis, is primarily the result of the aforementioned cost saving initiatives implemented subsequent to the MCS/Simione merger on March 7, 2000.

     Other Income (Expense). Interest expense relates to the borrowings under the Company's line of credit agreements and capital lease obligations and has increased by approximately $657,000. Interest and other income consist principally of interest income related to customer finance charges and the Company's short term cash investments and have decreased by approximately $130,000. The Company saw further increases in 2001 due to increased borrowing.

     Income Taxes. The Company has not incurred or paid any substantial income taxes since March 2000. At December 31, 2000, CareCentric had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $28.6 million. Such losses expire beginning in 2010, if not utilized. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL carryforwards may be limited as to their utilization in any year. The Company has concluded that it is more likely than not that these NOL carryforwards will not be realized based on a weighing of available evidence at December 31, 2000, and accordingly, a 100% deferred tax valuation allowance has been recorded against these assets. See Note 10 to the accompanying Consolidated Financial Statements.

     The income tax benefit of $154,000 reflected in the financial statements for 2000 relates primarily to losses incurred by MCS between January 1, 2000 and March 7, 2000 while it was a subsidiary of Mestek. The income tax benefit arises due to the inclusion of MCS's results for this period in Mestek's consolidated federal and state income tax filings for 2000.

     Loss from Operations of Discontinued Segment. The loss of ($442,000) for the twelve months ended December 31, 2000 from operations of the discontinued Consulting segment compares to a profit of $151,000 for the twelve months ended December 31, 1999.


QUARTERLY FINANCIAL RESULTS

     The Company's quarterly operating results have been and will likely continue to be subject to significant fluctuations. Revenues can be expected to vary significantly as a result of the acceleration or delay of system implementations due to customer requirements or other factors beyond the Company's control, fluctuations in demand for existing systems and services and the Company's ability to manage successfully any future growth. The sales cycles related to its systems offerings can be long and difficult to predict, resulting in variability of revenues. In addition, the implementation period related to new installations of the Company's information systems can range from a few months to one year while add-ons can occur more quickly. The unpredictability of revenues could in any quarter result in a shortfall relative to quarterly expectations. Many other factors may contribute to fluctuations in the Company's operating results. Accordingly, the Company believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.


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

     In August 1999, Simione acquired CareCentric Solutions, Inc. (CSI) pursuant to a merger for approximately 3.0 million shares (before giving effect to Simione's one for five split) of Simione's Series A Preferred Stock. The preferred stock was valued at $3.00 per share, pre-split, at closing. The total purchase price was approximately $12 million, of which $0.2 million was paid in cash, $2.7 million was in the form of assumed liabilities, and $9.3 million was in the form of Series A Preferred Stock of Simione. At the merger, Series A Preferred Stock was converted into 606,904 shares of common stock, 150,740 shares of which remained in escrow. Pursuant to a later settlement, 88,586 shares were released from escrow and 62,150 shares were cancelled. Under the terms of the merger, Simione was required to issue up to an additional approximately 3.0 million shares, pre-split, of common stock if Simione's common stock did not meet certain price targets during the fourth quarter of 2000. Because those price targets were not satisfied, in March 2001, Simione (now CareCentric, Inc.) issued 593,668 shares of its common stock to former holders of CSI preferred stock and CSI noteholders; 13,216 shares were not issued pursuant to a settlement. In conjunction with the acquisition of CSI in August 1999, Simione assumed a loan from a bank with an outstanding balance of $1.5 million. The $1.5 million bank loan was retired in connection with a new loan extended by Mestek to Simione in September 1999, described in the next paragraph.

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

     In November 1999, Simione received $1.6 million of loans from Mestek ($850,000) and two stockholders of Simione ($750,000), Barrett C. O'Donnell and David Ellis, to fund operating needs and continue the execution of product strategies in the fourth quarter of 1999. The $850,000 loan from Mestek was converted into 850,000 shares of newly issued Series C Preferred stock of Simione at the closing of the MCS merger having 170,000 common shares votes and which are entitled to an 11.0% annual cumulative dividend. The loan from Mr. O'Donnell along with $100,000 in deferred salary were exchanged for a $600,000 subordinated note, convertible into common stock at $2.51 per share, with interest at 9% per annum and a maturity date of August 8, 2005. In January 2002, this loan was amended to change the interest rate to prime plus two percent and to change the terms of payment of interest for 2002 to require that one-half of the accrued interest be timely paid each quarter and the balance to be paid on December 31, 2003 or to be converted into an additional convertible note. The loan from Dr. Ellis was paid in full on July 12, 2000 from the credit facility provided by Wainwright Bank and Trust Company. See Note 8 to the accompanying Consolidated Financial Statements.

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

           SOURCE                      FUNDING                   FORM                  DATE CLOSED
------------------------------   --------------------    ----------------------  ------------------------

John E. Reed                          $ 1,000,000        Series  D   Preferred        June 22, 2000
                                                         Stock

John E. Reed                            6,000,000        Line of Credit               June 22, 2000

Wainwright Bank and Trust               6,000,000        Line of Credit               July 12, 2000
Company
                                 --------------------

                                     $ 13,000,000
                                 ====================

     These three transactions are described in greater detail in Note 8 to the accompanying Consolidated Financial Statements. The Wainwright Bank and Trust Company line of credit was used to pay off the Silicon Valley Bank line of credit, certain short-term loans from Mestek, and the note payable to David O. Ellis. The Wainwright Line of Credit expired July 11, 2001 and was renewed through July 11, 2002. Payment of the Wainwright Line of Credit is guaranteed by Mestek. Based upon representations received from Wainwright Bank, the Company expects the Line of Credit to be renewed through July 11, 2003. As of April 8, 2002, the Company owes Wainwright approximately $5,967,000 million under the Line of Credit.

     The Company is obligated under an eighteen month unsecured promissory note in the principal amount of $1,018,000 payable to Mestek Inc. which bears interest at prime plus one and one half percent (1.5%), with interest payable semiannually and which matures on June 30, 2003. This note covers funds advanced by Mestek to CareCentric to cover payroll and accounts payable obligations incurred by the Company during the period of its transition of senior lenders from Silicon Valley Bank to Wainwright Bank and Trust Company, accrued and unpaid interest thereon and the unreimbursed portion of Mr. Bruce Dewey's salary for the periods from November 9, 1999 to October 31, 2001.

     On June 22, 2000, the Company closed a financing with John E. Reed, a CareCentric director and the chief executive officer of Mestek, of up to $7 million. The financing consisted of $1 million in equity, and a $6 million subordinated revolving line of credit facility, convertible into common stock of CareCentric, with a 9% interest rate and five-year maturity. On December 31, 2001, the outstanding amount under the Credit Facility was $3.5 million, $1.0 million of which was participated to Mestek, Inc. and the balance was retained by Mr. Reed. On December 31, 2001, the facility was amended to change the interest rate to prime plus two percent, to change the payment terms for unpaid 2001 interest to require payment at December 31, 2003 or to convert the outstanding unpaid interest to additional convertible notes in the amount of $184,438 at the option of Mr. Reed, and in the amount of $40,463 at the option of Mestek, and to change the terms of payment of interest for 2002 to require that one-half be timely paid each quarter and the balance to be paid on December 31, 2003 or to be converted to additional convertible notes.

     During 2000 and 2001 the Company incurred operating losses and experienced significant problems collecting its accounts receivable because of the uncertain operating condition of its customers due to the negative effects of the current government limits over home medical cost reimbursement and the costs to date of developing, implementing and supporting The Smart Clipboard(R) product, which have been much higher than anticipated. In addition, sales revenue in 2000 was lower than planned in the core MestaMed(R), DME VI and STAT2 products while new sales of The Smart Clipboard(R) and Tropical products (now discontinued) did not develop as quickly as projected. The merger with Simione added additional products and resources and, importantly, added to the Company's critical mass of installed sites but the Company's longer term success will depend upon increased sales of new software systems and successful installation performance, including its point-of-care and MestaMed(R) systems. In this connection, the Company recorded a significant increase in bookings of new systems in several of its major product lines through March, 2002. Bookings have increased steadily through the first quarter of 2002 and prospect opportunities have been clearly identified. The existing pipeline, if realized, will exceed the Company's 2002 bookings budget and cash flow needs. Notwithstanding the financial conditions prevailing in the home health marketplace, the Company continued to fund significant product development initiatives during 2001. Accordingly, until revenues increase sufficiently to cover these forward-looking costs and operating expenses, the Company remains dependent on outside funding sources, including John E. Reed, Mestek, Inc. and Wainwright Bank and Trust Company, for its working capital financing.

     On April 8, 2002, the Company secured two commitments for additional financing, from existing shareholders John Reed and Mestek. See Note 17 to the Financial Statements. Mr. Reed and Mestek have agreed to provide $871,117 and $1,092,000 in short-term debt financing, respectively, to be refinanced along with other debt of the Company due such parties upon obtaining shareholder approval in June 2002.

     As of April 8, 2002, the Company has untapped credit capacity of approximately $0.6 million from the aforementioned Reed and Wainwright Bank facilities. The Company believes that a successful completion of its refinancing commitments from John Reed and Mestek, in combination with the funds available from its cash, cash equivalents and cash to be generated from future operations, will be sufficient to meet the Company's operating requirements, assuming no material adverse change in the operation of the Company's business, until at least December 31, 2002. See also Note 17 to Financial Statements.

     The table below summarizes the Company's debt and other contractual obligations:

                                                        PAYMENTS DUE BY PERIOD
                                                        ----------------------
                                                        LESS THAN
CONTRACTUAL OBLIGATIONS                      TOTAL       1 YEAR      1-3 YEARS    4 - 5 YEARS
                                           -----------  -----------  ----------- ------------
Long-Term Debt                              $5,343,000                $1,243,000  $4,100,000
Capital Lease Obligations                       36,000       36,000           --          --
Operating Leases                             5,635,000    2,359,000    2,114,000   1,162,000
Line of Credit                               5,572,000    5,572,000           --          --
Other Long-Term Obligations                  1,452,000      702,000      750,000          --
                                           -----------  -----------  ----------- ------------
Total Contractual Cash Obligations         $18,038,000   $8,669,000   $4,107,000  $5,262,000
                                           ===========  ===========  -========== ============

     As of December 31, 2001, the Company had negative working capital of $15.6 million and cash equivalents of $0.2 million. The Company's current liabilities as of December 31, 2001 include customer deposits of $2.1 million and unearned revenues of $4.0 million.

     Net cash provided by (used in) operating activities for the years ended December 31, 2001, 2000 and 1999 was ($3.9) million, ($7.2) million and ($0.3)
million, respectively. Cash used in 2001 principally funded operating losses and was also used to pay various liabilities reflected on the CareCentric balance sheet as of March 7, 2000. The pre-merger CareCentric liabilities paid in this manner include severance pay, excess office space, excess leased computer equipment, settlement of litigation and legal fees.

     Cash flows from financing activities include the Wainwright and Reed lines of credit borrowings during 2001.

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

     On December 3, 1999, the SEC released Staff  Accounting  Bulletin 101, (SAB
101) "Revenue Recognition in Financial Statements." This bulletin established more clearly defined revenue recognition criteria than previously existing accounting pronouncements. On June 26, 2000, the SEC released SAB 101B, which delayed the required implementation of SAB 101 until no later than the fourth quarter of fiscal years ending December 31, 2000. The effects of this bulletin were not material to the Company's financial position, results of operations or cash flow.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2001 be recorded under the purchase method. This statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. These statements were adopted by the Company on January 1, 2002. Under SFAS 142, goodwill is no longer amortized. In the place of amortization, the Company is required to periodically review the valuation of the Company's intangible assets using a discounted cash flow estimation approach. Following the accounting for impairment discussed immediately below, which has been made under the rules of SFAS 121, the Company believes that the effect of adopting SFAS No. 141 and 142 will be limited to changes in amortization expense for the periods after December 31, 2001. Additionally, the assembled workforce intangible asset will be recharacterized as goodwill, which will not be amortized under the rules of SFAS No. 142.

     Accounting for impairment. For the years ended December 31, 2001, 2000 and 1999, the Company reported its accounting for intangible assets under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. Under the rules of SFAS 121, the Company performs periodic analysis to determine if the Company's intangible assets have been impaired using a combination of discounted and undiscounted estimated cash flow estimations. In the fourth quarter of 2001, the Company determined that the combination of new technologies being integrated in the Company's current and future products would result in its existing product platforms having smaller future revenue generation capability. Additionally, the Company determined that the continued support of existing products while migrating to new technology platforms would result in a lower estimated cash value to the Company of existing products. The resulting impairment to the intangible assets of the Company was $11.8 million. As further detailed in Note 7 of the Financial Statements, the intangible assets of the Company, after the impairment charge, will be Developed Technologies, Customer Base and Assembled Workforce.

     On October 3, 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The primary objectives of this project were to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sales and to address significant implementation issues. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Account Principles Board (APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to see whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of SFAS No. 144 apply to the Company effective January 1, 2002. The Company is currently reviewing the impact of those provisions.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 2001, the Company's obligations include variable rate notes payable and a line of credit bank note with aggregate principal balances of approximately $10.9 million which mature at various dates through 2005. The Company is exposed to the market risk of significant increases in future interest rates. Each incremental point in the prime interest rate would increase the Company's interest expense by approximately $109,000 per year.

     At December 31, 2001, the Company had accounts receivable of approximately $4.2 million (net of an allowance for doubtful accounts of $1.0 million). These amounts compare to accounts receivable of approximately $8.5 million (net of an allowance for doubtful accounts of $0.5 million) at December 31, 2000. The Company is subject to a concentration of credit risk because most of the accounts receivable are due from companies in the home health industry.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial Statements and Supplementary Data appear on pages 45 to 75 of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective June 9, 2000, the Company decided to appoint Grant Thornton LLP as the Company's independent certified public accountants for the fiscal year ended December 31, 2000 and dismissed Arthur Andersen LLP. The decision to change accountants was recommended by the Audit Committee and approved by the Board of Directors of the Company. Grant Thornton had been the auditor for MCS prior to the merger.

     None  of  the  "reportable   events"  described  in  Item  304(a)(1)(v)  of
Regulation S-K occurred with respect to the Company during the last three fiscal years or in the subsequent interim period to June 9, 2000.

     Except as described below, during the last two fiscal years and subsequent interim period to June 9, 2000, the Company did not consult with Grant Thornton LLP regarding any of the matters or events set forth in Item (304)(a)(2)(i) and
(ii) of Regulation S-K. Grant Thornton LLP had been the auditor for MCS, Inc. for several years for the period preceding the merger. After the completion of the MCS merger, the historical financial statements of MCS, Inc. were deemed to be the financial statements of the Company. The Company consulted with Grant Thornton LLP regarding the financial statements after the completion of the merger. Simione did not consult with Grant Thornton LLP regarding accounting matters pertaining to the financial statements of the Company prior to the MCS merger.


PART III

     With the exception of information relating to the executive officers of the Company which is provided in Part I hereof, all information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Company's definitive proxy statement relating to the 2002 Annual Meeting of Stockholders.

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

2.3(1)   --    Purchase  and Sale  Agreement  dated  September  28,  2001 by and
               between  the  Company,  Simione  Consulting,   Inc.  and  Simione
               Consultants, L.L.C. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated October 12, 2001 as filed with the Securities and Exchange Commission).

3.1      --    Amended and Restated Certificate of Incorporation of the Company.

3.2      --    Certificate of Ownership and Merger of Simione Central  Holdings,
               Inc. with and into CareCentric, Inc. (Incorporated by reference to the Company's Annual Report 8-K dated as of January 31, 2001
               (File No. 000-22162)).

3.3      --    Amended  and  Restated  Bylaws of the  Company  (Incorporated  by
               reference to Exhibit 3.3 of the Company's Registration Statement on Form S-1 (Registration Number 333-25551) as filed with the Securities and Exchange Commission).

3.4*     --    Certificate of  Designations,  Preferences and Rights of Series E
               Preferred Stock of the Company.

4.1(5)   --    Specimen  Stock  Certificate  of  the  Company  (Incorporated  by
               reference to Exhibit 4.1 of the  Company's  Annual Report on Form
               10-K for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission).

4.2      --    See Exhibits  3.1, 3.2 and 3.3 for  provisions  of the  Company's
               Certificate of Incorporation and Bylaws governing the rights of holders of securities of the Company.

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

10.16.1(5)+--  Addendum to Executive  Employment  Agreement  dated  December 20,
               2000 between Simione Central Holdings, Inc. and William J. Simione, Jr.

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

10.30(4) --    Merger  Option  Agreement  by and between the Company and Mestek,
               Inc. dated March 7, 2000.

10.31(4) --    Series D Convertible  Preferred  Stock Purchase  Agreement  dated
               June 12, 2000 between the Company and John E. Reed.

10.32.1* --    First  Amendment  to  Secured  Convertible  Credit  Facility  and
               Security  Agreement  dated as of December 31, 2001 by and between
               the  Company,   CareCentric   National,   LLC,  and   CareCentric
               Consulting, Inc.

10.32.2* --    Promissory  Note dated  December 31, 2001 of the Company in favor of John E. Reed.

10.32.3* --    Promissory  Note dated  December 31, 2001 of the Company in favor of Mestek, Inc.

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

10.36(5) --    Lease   Agreement   dated  January  16,  2001  between   Prentiss
               Properties   Acquisition  Partners,   L.P.  and  Simione  Central
               Holdings, Inc.

10.37(5) --    Sublease  dated  June 17,  1999  between  Healthfield,  Inc.  and
               Simione Central Holdings, Inc., and consented to by Environmental
               Design International, Ltd.

10.38(5) --    Sublease  dated  December 20, 2000 between  International  Paper,
               Inc. and Simione Central Holdings, Inc.

10.39(5) --    Sublease  Agreement  dated  January 15,  2000  between The Profit
               Recovery  Group  International  USA,  Inc.  and  Simione  Central
               Holdings, Inc.

10.39*   --    Lease   Agreement   dated   December  31,  2001  between   Coneca
               Properties, L.C. and the Company.

10.40    --    First Amendment to Voting Agreement  Regarding  Simione Directors
               dated as of July 12, 2000 by and among the Company, Mestek, Inc., John E. Reed, Stewart B. Reed, E. Herbert Burk, Daniel J.
               Mitchell and Jesse I. Treu  (Incorporated by reference to Exhibit
               10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.41    --    Settlement  Agreement and Mutual Release dated as of May 16, 2001 by and between the Registrant and the former shareholders and noteholders of CareCentric Solutions, Inc. by and through Daniel
               J. Mitchell as their representative and agent (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.42    --    Purchase  and Sale  Agreement  dated  September  28,  2001 by and between the Registrant,  Simione Central  Consulting,  Inc. n/k/a
               CareCentric  Consulting,  Inc., and Simione  Consultants,  L.L.C.
               (Incorporated   by   reference   to  Exhibit   2.1,   filed  with
               Registrant's  Current  Report  on Form  8-K  (Filed  October  12,
               2001)).

10.43*   --    Employment  Offer  letter  between  John R. Festa and the Company dated October 22, 2001.

10.44*   --    Stock Grant Agreement between John R. Festa and the Company dated
               January 23, 2002.

10.45*   --    Indemnification  Agreement  between John R. Festa and the Company dated January 23, 2002.

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

-----------------------
*  Filed herewith
+ Identifies each exhibit that is a "management contract of compensatory plan or arrangement" required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14 of Form 10-K
(1) In accordance with Item 601(b)(2) of Regulation S-K, the schedules have been omitted. There is a list of schedules at the end of the Exhibit, briefly describing them. The Company will supplementally copy any omitted schedule to the Commission upon request.
(2) Incorporated herein by reference to Exhibit 2.1 to the Form 10 of MCS, Inc. (File No. 000-27829) filed on October 26, 1999.
(3) Incorporated by reference to the Company's Current Report on Form 8-K dated as of August 12, 1999 (File No. 000-22162).
(4) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2000 (File No. 000-22162).
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-22162).

(b)  Reports on Form 8-K.

     On October 12, 2001, the Company filed a Current Report on Form 8-K reporting the sale of certain assets of its subsidiary, Simione Consulting, Inc.

     On February 6, 2002, the Company filed a Current Report on Form 8-K reporting its plan to realign its business.

     On March 29, 2002 the Company filed a Current Report on Form 8-K reporting the $11.8 million impairment adjustment on its intangible assets.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CARECENTRIC, INC.

Date:  April 15, 2002             /s/ JOHN R. FESTA
                                  -------------------------------------------
                                  By:  John R. Festa
                                       President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                  DATE
---------                                -----                                  ----

/s/ JOHN R. FESTA                        President, Chief Executive Officer     April 15, 2002
--------------------------------         and Director (principal executive
John R. Festa                            officer)

/s/ H. FOREST RALPH                      Principal Financial and Accounting     April 15, 2002
--------------------------------         Officer
H. Forest Ralph

/s/ WILLIAM J. SIMIONE, JR.              Director                               April 15, 2002
--------------------------------
William J. Simione, Jr.

/s/ DAVID O. ELLIS                       Director                               April 15, 2002
--------------------------------
David O. Ellis

/s/ WINSTON R. HINDLE, JR.               Director                               April 15, 2002
--------------------------------
Winston R. Hindle, Jr.

                                         Director                               April 15, 2002
--------------------------------
Barrett C. O'Donnell

/s/ JOHN E. REED                         Chairman and Director                  April 15, 2002
--------------------------------
John E. Reed

/s/ EDWARD K. WISSING                    Director                               April 15, 2002
--------------------------------
Edward K. Wissing

/s/ R. BRUCE DEWEY                       Vice Chairman and Director             April 15, 2002
--------------------------------
R. Bruce Dewey


                                CARECENTRIC, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                               PAGE
Report of Independent Certified Public Accountants - Grant Thornton LLP..........................................47

Consolidated Balance Sheets......................................................................................48

Consolidated Statements of Operations............................................................................49

Consolidated  Statements of Shareholders'  Equity (Deficit) for the years ended  December 31,  2001,
     2000, and 1999..............................................................................................50

Consolidated Statements of Cash Flow for the years ended December 31, 2001, 2000, and 1999.......................51

Notes to Consolidated Financial Statements.......................................................................52

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of CareCentric, Inc.:

We have audited the accompanying consolidated balance sheets of CARECENTRIC, INC. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CareCentric, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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


                                             /s/ GRANT THORNTON LLP

Boston, Massachusetts
April 12, 2002

                                         CARECENTRIC, INC.
                                    CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,
                                                              --------------------------------------
                                                                   2001                   2000
                                                              ----------------       ---------------
                                   ASSETS
Current assets:
     Cash and cash equivalents                                    $   201,000           $   362,000
     Accounts receivable, net of allowance for
       doubtful accounts of $1,042,000 and $551,000,
       respectively                                                 4,185,000             8,484,000
     Prepaid expenses and other current assets                        608,000               701,000
     Notes receivable                                                 413,000                     -
                                                              ----------------       ---------------
       Total current assets                                         5,407,000             9,547,000

Purchased software, furniture and equipment, net                    1,533,000             1,957,000
Intangible assets, net                                              5,437,000            23,405,000
Other assets                                                          431,000               211,000
                                                              ----------------       ---------------
       Total assets                                             $  12,808,000          $ 35,120,000
                                                              ================       ===============

        LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)
Current liabilities:
     Line of credit                                              $  5,572,000          $  5,996,000
     Notes Payable                                                          -               600,000
     Accounts payable                                               2,185,000             1,156,000
     Accrued compensation expense                                     593,000               616,000
     Accrued liabilities                                            6,574,000             7,447,000
     Customer deposits                                              2,120,000             2,496,000
     Unearned revenues                                              3,981,000             5,001,000
                                                              ----------------       ---------------
       Total current liabilities                                   21,025,000            23,312,000


Accrued liabilities, less current portion                             750,000               128,000

Notes payable long-term                                             5,343,000               600,000

Commitments and contingencies

Shareholders' equity (Deficit):
     Preferred Stock ; 10,000,000 shares authorized
     Series B Preferred, $.001 par value;
       5,600,000  issued and outstanding; liquidation
       value $1.27                                                      6,000                 6,000
     Series C Preferred, $.001 par value;
       850,000  issued and outstanding; liquidation
       value $1.35                                                      1,000                 1,000
     Series D Preferred, $.001 par value;
       398,000  issued and outstanding; liquidation
       value $2.92                                                          -                     -
     Series E Preferred, $.001 par value;
       210,000 issued and outstanding; liquidation
       value $1.00                                                          -                     -
     Common stock, $.001 par value; 20,000,000 shares
       authorized;
       4,371,350 shares issued and outstanding at
          December 31, 2001
       3,849,816 shares issued and outstanding at                       4,000                 4,000
          December 31, 2000

     Additional paid-in capital                                    21,070,000            21,070,000
     Stock warrants                                                 1,000,000             1,000,000
     Accumulated deficit                                         (36,391,000)          (11,001,000)
                                                              ----------------       ---------------
       Total shareholders' equity (Deficit)                      (14,310,000)            11,080,000
                                                              ----------------       ---------------
       Total liabilities and shareholders' equity (Deficit)      $ 12,808,000          $ 35,120,000
                                                              ================       ===============

See notes to consolidated financial statements

                                                CARECENTRIC, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------------------------
                                                             2001                  2000                 1999
                                                         --------------       ---------------       --------------
Net revenues                                              $ 20,446,000          $ 19,574,000          $16,648,000

Costs and expenses:
    Cost of revenues                                         8,217,000             8,478,000           10,563,000
    Selling, general and administrative                     10,715,000            10,756,000            4,077,000
    Research and development                                 6,158,000             6,174,000            1,051,000
    Amortization and depreciation                            3,865,000             3,481,000              230,000
    Write down of intangibles                               11,799,000                     -                    -
    Restructuring charge                                       675,000                     -                    -
                                                         --------------       ---------------       --------------
    Total costs and expenses                                41,429,000            28,889,000           15,921,000
                                                         --------------       ---------------       --------------

    Loss from operations                                   (20,983,000)           (9,315,000)             727,000

Other income (expense):
    Other income (expense)                                           -               (6,000)                    -
    Interest expense                                       (1,314,000)             (710,000)                    -
    Interest and other income                                   37,000                74,000               45,000
                                                         --------------       ---------------       --------------
Income (loss) before taxes                               $(22,260,000)         $ (9,957,000)            $ 772,000
                                                         ==============       ===============       ==============

    Income tax benefit (expense)                              (15,000)               154,000            (306,000)
                                                         --------------       ---------------       --------------
Income (loss) from continuing operations                 $(22,275,000)          $(9,803,000)            $ 466,000

Discontinued operations
    Loss on disposal of discontinued operations            (2,632,000)                     -                    -

    Income (loss) from operations of
        discontinued segment before taxes                    (483,000)             (442,000)              251,000

    Applicable tax expense                                           -                     -              100,000
                                                         --------------       ---------------       --------------
Net (loss) income from discontinued operations             (3,115,000)             (442,000)              151,000
                                                         --------------       ---------------       --------------

Net  (loss) income                                       $(25,390,000)         $(10,245,000)            $ 617,000
                                                         ==============       ===============       ==============

Cumulative preferred dividends                               (722,000)             (569,000)                    -

Net (loss) income available to common shareholders       $(26,112,000)         $(10,814,000)            $ 617,000
                                                         ==============       ===============       ==============

(Loss) income per share - basic and diluted
    From continuing operations                              $   (5.21)            $   (2.87)             $   0.31
Weighted average common shares -
    basic and diluted                                        4,272,000             3,418,000            1,490,000
                                                         ==============       ===============       ==============
Net (loss) income per share - basic and diluted
   From discontinued operations                            $   (0.73)            $   (0.13)             $   0.10
Weighted average common shares -
    basic and diluted                                        4,272,000             3,418,000            1,490,000
                                                         ==============       ===============       ==============
Net (loss) income per share - basic and diluted             $   (5.94)            $   (3.00)             $   0.41
Weighted average common shares -
    basic and diluted                                        4,272,000             3,418,000            1,490,000
                                                         ==============       ===============       ==============

Net loss (income) per share - basic and diluted available
    to common shareholders                                  $   (6.11)            $   (3.16)             $   0.41

Weighted average common shares -
    basic and diluted                                        4,272,000             3,418,000            1,490,000
                                                         ==============       ===============       ==============

                 See notes to consolidated financial statements

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999

                                     COMMON                PREFERRED        ADDITIONAL                              TOTAL
                             ----------------------- ----------------------  PAID-IN               ACCUMULATED   SHAREHOLDERS'
                               SHARES      STOCK      SHARES      STOCK      CAPITAL    WARRANTS     DEFICIT        EQUITY
                             ----------- ----------- ---------- ----------- ----------- ---------- ------------  -------------

Balance at December 31, 1998      1,000     $ 1,000          -     $     -   $ 230,000      $   - $(1,212,000)   $ (981,000)
                             ----------- ----------- ---------- ----------- ----------- ---------- ------------  -------------

Net income                                                                                             617,000       617,000

Distribution of ProfitWorks
  Division                                                                      80,000                                80,000
Contribution to Paid in
  Capital                                                                      950,000                               950,000
Dividend paid                                                                                        (161,000)     (161,000)
                             ----------- ----------- ---------- ----------- ----------- ---------- ------------  -------------
Balance at December 31, 1999      1,000      $1,000          -     $     -  $1,260,000      $   -   $(756,000)    $  505,000
                             ----------- ----------- ---------- ----------- ----------- ---------- ------------  -------------

MCS, Inc. shares eliminated
  in merger                     (1,000)     (1,000)                                                                  (1,000)

CareCentric, Inc.
  Shares post merger, $.001
  par value                   3,850,000      4,000           -           -  19,810,000  1,000,000                 20,814,000

Issuance of $.001 par value
  preferred stock in
  connection with merger              -           -  6,848,000       7,000                                   -         7,000
Series B, 5,600,000 shares
Series C,  850,000 shares
Series D,  398,000 shares                                                -

Net loss                                                                                           (10,245,000)  (10,245,000)
                             ----------- ----------- ---------- ----------- ----------- ---------- ------------  -------------
Balance at December 31, 2000  3,850,000      $4,000  6,848,000     $ 7,000  21,070,000  1,000,000  (11,001,000)    11,080,000
                             ----------- ----------- ---------- ----------- ----------- ---------- ------------  -------------

Issuance of $.001 par value
  common stock                  593,000                                                                                    -

Cancellation of $.001 par
  value common stock           (72,000)                                                                                    -

Issuance of $.001 par value
  Series E preferred stock,
  210,000 shares                                             -           -                                                 -

Net loss                                                                                           (25,390,000)  (25,390,000)
                             ----------- ----------- ---------- ---------- ----------- ---------- ------------ --------------
Balance at December 31, 2001  4,371,000      $4,000  6,848,000     $ 7,000 $21,070,000 $1,000,000 $(36,391,000) $(14,310,000)
                             =========== =========== ========== ========== =========== ========== ============ ==============

                 See notes to Consolidated Financial Statements

                                               CARECENTRIC, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                       YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------------------------
                                                            2001                2000                1999
                                                       ----------------   -----------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                         $(25,390,000)     $  (10,245,000)        $     617,000


ADJUSTMENTS  TO  RECONCILE  NET (LOSS)  INCOME TO NET
  CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
    Provision for doubtful accounts                             500,000             538,000                    -
    Amortization and depreciation                             4,252,000           3,960,000              240,000
    Loss on discontinued operations                           2,632,000                   -                    -
    Write down of intangibles                                11,799,000                   -                    -

CHANGES IN ASSETS AND LIABILITIES, NET OF
  ACQUISITIONS:
    Accounts receivable                                       2,101,000           (929,000)            (205,000)
    Prepaid expenses and other current assets                    90,000             159,000              115,000
    Other assets                                                138,000           1,122,000            (983,000)
    Accounts payable                                          1,447,000         (2,684,000)              281,000
    Accrued compensation                                       (23,000)            (88,000)            (395,000)
    Accrued liabilities                                        (26,000)           (730,000)              557,000
    Customer deposits                                         (376,000)             949,000            (270,000)
    Unearned revenues                                       (1,020,000)             726,000            (242,000)
                                                       ----------------   -----------------   ------------------
         Net cash used in operating activities              (3,876,000)         (7,222,000)            (285,000)
                                                       ----------------   -----------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Assets and liabilities disposed of                             (16,000)                   -                    -
Purchase of software, furniture and equipment                 (327,000)           (658,000)            (597,000)
                                                       ----------------   -----------------   ------------------
         Net cash used in investing activities                (343,000)           (658,000)            (597,000)
                                                       ----------------   -----------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in connection with MCS merger                           -           3,547,000                    -
Capital contribution from former parent Mestek to MCS                 -                   -            1,030,000
Payment on notes payable                                              -           (150,000)                    -
Proceeds from notes payable                                           -             600,000                    -
Increase (decrease) in line of credit                         4,058,000           4,198,000                    -
Dividends paid (to Mestek by MCS)                                     -                   -            (161,000)
                                                       ----------------   -----------------   ------------------
         Net cash provided by  financing
           activities                                         4,058,000           8,195,000              869,000
                                                       ----------------   -----------------   ------------------

         Net change in cash and cash equivalents              (161,000)             315,000             (13,000)

Cash and cash equivalents, beginning of period                  362,000              47,000               60,000
                                                       ----------------   -----------------   ------------------

Cash and cash equivalents, end of period                   $    201,000        $    362,000         $     47,000
                                                       ================   =================   ==================

                 See notes to consolidated financial statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MCS AS DEEMED ACQUIRER OF CARECENTRIC, INC.

     On March 7, 2000, CareCentric, Inc. (formerly known as Simione Central Holdings Inc.) ("CareCentric") and MCS, Inc. ("MCS") merged in a transaction ("the CareCentric/MCS merger", also described as "the MCS/Simione merger") accounted for as a reverse acquisition for financial reporting purposes. In connection with the acquisition, CareCentric issued 1,489,853 shares of its common stock in exchange for all the outstanding common stock of MCS, and thereby, the former shareholders of MCS acquired control of CareCentric. As a result, for financial reporting purposes MCS is considered the acquiring company; hence, the historical financial statements of MCS became the historical financial statements of CareCentric and include the results of operations of CareCentric only from the effective acquisition date.

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

BASIS OF PRESENTATION

     The consolidated financial statements prepared by the Company include the results of operations of the parent company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.

     These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or classification of liabilities that might be necessary should the Company be unable to continue to operate in the normal course of business. See Note 17 to the accompanying Consolidated Financial Statements.

     Certain prior period amounts have been reclassified to conform to the 2001 financial statement presentation of discontinued operations.

DESCRIPTION OF BUSINESS

     The Company is a provider of information technology systems and related services and consulting services designed to enable home health care providers to more effectively operate their businesses and compete in the prospective payment system (PPS) and managed care environments. The Company's focus is to help home health care providers streamline their operations and better serve their patients. CareCentric offers several comprehensive software solutions. Each of these software solutions is designed to enable customers to generate and utilize comprehensive financial, operational and clinical information. In addition to its software solutions and related software support services, the Company's home health care consulting services assist providers in addressing the challenges of reducing costs, maintaining quality, streamlining operations and re-engineering organizational structures, as well as assisting with regulatory compliance and merger and acquisition due diligence.

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

REVENUE RECOGNITION

     The Company recognizes revenue under SOP 97-2. The Company recognizes software license revenue when the following criteria are met: (1) a signed and executed contract is obtained; (2) delivery has occurred; (3) the license fee is fixed and determinable; (4) collection is probable; and (5) remaining obligations under the license agreement are immaterial. The Company sells and invoices software licenses and maintenance fees as separate contract elements, except with respect to first year maintenance which is sold in the form of a bundled turnkey system. The Company has established vendor specific objective evidence related to the value of maintenance fees. Where applicable, the Company uses the residual value method to allocate software revenue between licenses and first year maintenance.

     Revenues are derived from the licensing and sub-licensing of software, the sale of computer hardware, accessories and supplies, implementation and training products and services, forms and case plans, and software maintenance and support services. For the year ended December 31, 2001, the Company recorded total revenues of $20.4 million. The Company's core product lines of STAT2 and MestaMed accounted for 28.0% and 38.3% respectively of the $20.4 million in revenues.

     To the extent that software and services revenues result from software support, implementation, training and technical consulting services, such revenues are recognized monthly as the related services are rendered or, for software support revenues, over the term of the related agreement. To the extent that software and services revenues result from software licenses, computer hardware and third-party software revenues, such revenues are recognized when the related products are delivered and collectability of fees is determined to be probable, provided that no significant obligation remains under the contract. Limited amounts of revenues derived from the sale of software licenses requiring significant modification or customization are recorded based upon the percentage of completion method using labor hours or contract milestones. Software support or maintenance allows customers to receive unspecified enhancements and regulatory data updates in addition to telephone support.

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

     Subsequent to delivery, the Company frequently delivers a variety of add-on software and hardware components. Revenues from these sales are recognized upon shipment.

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

     Unbilled receivables typically represent revenues from ancillary services performed and earned in the current period but not billed until subsequent periods, usually within one month. Unearned revenues represent amounts billed for which revenue recognition has not yet occurred.


PURCHASED SOFTWARE, FURNITURE AND EQUIPMENT

     Purchased software, furniture and equipment are carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period.


SOFTWARE DEVELOPMENT EXPENSES

     Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. For the years ended December 31, 2001, 2000, 1999, the Company had no capitalized computer software and development costs.

CASH EQUIVALENTS

     All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.


INTANGIBLE ASSETS AND LONG-LIVED ASSETS

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. The application of SFAS No. 121 resulted in an impairment loss of $11.8 million recorded in the fourth quarter of 2001, see Note 7. Prior to the impairment adjustment, the intangible assets arising from the CareCentric/MCS merger were amortized using the straight-line method over the estimated useful lives of the related assets as more fully disclosed in Notes 6 and 7. The measurement of the recorded impairment was based upon comparing the projected undiscounted future cash flow from the use of the assets against the unamortized carrying value of the assets in the financial statements.

     Effective July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets in 2001" is effective January 1, 2002 and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," is effective January 1, 2002. These new standards supersedes the Company's current accounting for Intangible Assets under SFAS No. 121 as discussed below in the section Recent Accounting Pronouncements.


INCOME TAXES

     The Company accounts for income taxes using the asset/liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities.

NET (LOSS) EARNINGS PER SHARE

     The Company calculates earnings per share under SFAS No. 128, "Earnings Per Share." Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share for the years 2001 and 2000 exclude the effects of options, warrants and conversion rights as they would be anti-dilutive, and as a result, basic and diluted earnings are the same for the years 2001 and 2000. For the year 1999, there were no potentially dilutive instruments outstanding.

                                                               FOR YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------
                                                     2001                   2000                 1999
                                                ---------------        ---------------        ------------
     Numerator:
        Net (loss) income after cumulative
          deferred dividends                     $(26,112,000)          $(10,814,000)           $ 617,000
                                                ===============        ===============        ============

     Denominator:
        Denominator for basic and diluted
           earnings per share- weighted -
           average shares                            4,272,000              3,418,000           1,490,000
                                                ===============        ===============        ============

     Net (loss) income per share - basic
        and diluted for common shareholders        $   (6.11)             $   (3.16)            $   0.41
                                                ===============        ===============        ============


STOCK BASED COMPENSATION

     Employee stock options are accounted for under SFAS No. 123 (and its related interpretations) which allows the use of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" which allows providing disclosure of compensation cost - see Note 12 to the Consolidated Financial Statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair value.

     Notes receivable and payable: The carrying amounts of the Company's notes receivable and payable approximates their fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     The Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets in 2001. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001, (ii) intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability, (iii) goodwill and intangible assets with indefinite lives acquired after June 30, 2001, will not be amortized (effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization), (iv) effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator and (v) all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. Following the accounting for impairment discussed below, which has been made under the rules of SFAS 121, the Company believes that the effect of adopting SFAS No. 141 and 142 will be limited to changes in amortization expense for periods after December 31, 2001. Additionally, the assembled workforce intangible asset will be recharacterized as goodwill, which will not be amortized under the rules of SFAS No. 142.

     On October 3, 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The primary objectives of this project were to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sales and to address significant implementation issues. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Account Principles Board (APB) Opinion no. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of SFAS No. 144 will apply to the Company effective January 1, 2002. The Company is currently reviewing the impact of these provisions.


NOTE 2 -- DISCONTINUED OPERATIONS

     The discontinued operations reported in the Company's results of operations for the year ending December 31, 2001 relate to the Company's Simione Consulting segment which was sold on September 28, 2001. The Consulting business, previous to its sale, was the Company's only separately reported segment of business. Accordingly, the Company no longer reports segment information. The Consulting business segment was discontinued through a transaction which sold certain of the assets of the Company's wholly-owned subsidiary, Simione Consulting, Inc., to Simione Consultants, L.L.C. ("Simione"), which is owned and controlled by William Simione, Jr., a director of the Company. The total sales price was approximately $2.0 million plus the assumption of certain liabilities by Simione. The Company's net pre-tax loss on the disposal was approximately $2.6 million and resulted from a write-off of the intangible assets associated with the Consulting segment as identified at the merger date of March 7, 2000 with MCS.

     Summarized financial information for the discontinued Consulting segment is as follows:

                                                               000'S
                                                       ----------------------
                                                          2001       2000
                                                       ----------- ----------
Operating Revenue                                          $3,417     $5,393

(Loss) before Provision for Income Taxes                    (484)      (442)

(Loss) from Discontinued Operations
   Net of Income Tax                                        (484)      (442)

Current Assets                                                 --      1,033
Total Assets                                                   --      4,472

Net Assets of Discontinued Operations                       $  --     $1,643

     The discontinued operations reported in the Company's results of operations for the year ending December 31, 1999 relate to MCS's Profitworks segment which was distributed to MCS's former parent company, Mestek Inc., on September 1, 1999.


NOTE 3 -  RESTRUCTURING CHARGE

     A restructuring charge of $675,000 (including terminated leases and contracts of $244,000 and severance of $431,000, respectively) was incurred in April 2001 as the result of the Company approving a plan to close one remote support office and to downsize the workforce at its remaining facilities. As of December 31, 2001, that plan was fully completed and the restructuring charge was completely expended.


NOTE 4 - CARECENTRIC/MCS MERGER

     On March 7, 2000, MCS completed the merger with CareCentric, Inc. (formerly known as Simione Central Holdings Inc.) ("CareCentric"). CareCentric issued 1,489,853 shares of common stock to MCS stockholders in exchange for all of the outstanding shares of MCS common stock. This number of shares has been adjusted to reflect a one-for-five reverse stock split that was completed by CareCentric immediately prior to the merger. In connection with the closing of the merger, Mestek invested $6.0 million in CareCentric in exchange for 5.6 million shares of Series B preferred stock and warrants to purchase 400,000 shares (on a split adjusted basis) of CareCentric common stock and $0.87 million in exchange for 170,000 shares of Series C Preferred Stock.

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

     Pro-forma unaudited results assuming the merger took place as of January 1, 1999, and further assuming that the acquisition of CareCentric Solutions, Inc. by CareCentric on August 12, 1999 took place on January 1, 1999, are as follows:

                                                                   FOR YEAR ENDED DECEMBER 31,
                                                                  2000                    1999
                                                            -----------------       ------------------
Revenue                                                       $   23,586,000           $   35,221,000
(loss) continuing operations                                  $ (11,654,000)           $ (12,066,000)
(loss) discontinued operations                                $            -           $       15,100
(loss) per share -continuing basic and diluted                $       (3.41)           $       (8.10)
(loss) per share -discontinuing basic and diluted             $         0.00           $         0.64
Net (loss) per share - basic and diluted                      $       (3.41)           $       (7.45)


NOTE 5 - NOTES RECEIVABLE

     The Company has certain Notes Receivable of varying maturities which have resulted from the sale of the assets of the Consulting segment, financing to a customer for purchase of a new software system, and the employment contract of Mr. Jack Arthur, former Senior Vice President of Information Technology. The Consulting segment Note Receivable is due from Mr. William Simione Jr., currently a Director of the Company, and the President and Chief Executive Officer of the acquirer of the Consulting business, Simione Consulting, LLC, and past Chief Executive Officer of the Consulting segment when it was part of the Company. The Customer note occurred in the normal course of business. The Note receivable from Mr. Jack Arthur was the final balance resulting from a term in Mr. Arthur's employment agreement with the Company. Mr. Arthur's employment was terminated during 2001 and the balance of the note was forgiven as part of the restructuring charge discussed in Note 3 above.

     The amounts and term of each note is summarized in the table below.

                                           NOTES RECEIVABLE
                           -------------------------------------------------
                                                       CUSTOMER
                           CONSULTING   MR. ARTHUR       NOTE       TOTAL
                           -----------  ------------   ---------  ----------
Balance 12-31-00                    -      $157,000           -    $157,000
                           ===========  ============   =========  ==========
Balance 12-31-01             $707,000             -    $137,000    $844,000
                           ===========  ============   =========  ==========

Interest Rate                   8.50%         7.00%       5.65%

Obligation Term

Principal amounts due
        2002                 $298,000             -    $115,000    $413,000
        2003                 $215,000             -     $22,000    $237,000
        2004                 $194,000             -           -    $194,000
                           -----------  ------------   ---------  ----------
                             $707,000       $    --    $137,000    $844,000
                           ===========  ============   =========  ==========


NOTE 6 - PURCHASED SOFTWARE, FURNITURE AND EQUIPMENT

     Purchased software, furniture and equipment consisted of the following:

                                                              DEPRECIATION
                                DECEMBER        DECEMBER       ESTIMATED
                                31, 2001        31, 2000      USEFUL LIVES
                               ------------    ------------   -------------

Furniture and Fixtures         $ 1,428,000      $1,551,000      10 years
Computer equipment and
  purchased software             6,237,000       6,050,000      5 years
                               ------------    ------------
                                 7,665,000       7,601,000

Accumulated depreciation       (6,132,000)     (5,644,000)
                               ------------    ------------

                               $ 1,533,000     $ 1,957,000
                               ============    ============


NOTE 7 - INTANGIBLE ASSETS

     As a result of the merger with MCS on March 7, 2000, the Company capitalized $26.5 million of intangible assets. Those assets were amortized according to various lives ranging from five to nine years. In accordance with Financial Accounting Standard No. 121, the Company is required to periodically review the value of its intangible assets. During the fourth quarter of 2001, the Company's analysis and review, utilizing the methodology of SFAS No. 121, resulted in an $11.8 million impairment loss of the intangible assets of the Company. The major reasons for the impairment were new technologies being integrated in the Company's current and future products causing its existing product platforms to have reduced future revenue generation capability, and an expectation that immediate opportunities for new software sales are lower than were forecasted at the time of the merger with MCS.

     The following table summarizes the Company's changes in account balances for its Intangible Assets during the year ended December 31, 2001.

                                                                                        12/31/01
                             ORIGINAL       ASSETS        IMPAIRMENT    ACCUMULATED     NET BOOK      AMORTIZATION
                               COST        DISPOSED       WRITE-DOWN    AMORTIZATION      VALUE          PERIOD
                           -------------  ------------   -------------  -------------  -------------  --------------
Developed technology        $10,650,000       $     -    $(4,220,000)   $(2,441,000)    $ 3,989,000      8 years
Customer base                 1,700,000     (510,000)               -      (242,000)       $948,000      9 years
Assembled workforce           2,300,000     (422,000)       (941,000)      (437,000)        500,000      5 years
Goodwill                     11,851,000   (2,484,000)     (6,639,000)    (2,728,000)              -            -
                           -------------  ------------   -------------  -------------  -------------
                            $26,501,000   $(3,416,000)   $(11,800,000)  $(5,848,000)     $5,437,000
                           =============  ============   =============  =============  =============


NOTE 8 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

                                                           DECEMBER 31,         DECEMBER
                                                               2001             31, 2000
                                                           --------------     -------------
SHORT TERM:
Line of Credit                                                $5,572,000        $5,996,000
Note Payable  - Mestek                                                 -           600,000
                                                           --------------     -------------
                                                              $5,572,000        $6,596,000
                                                           ==============     =============
LONG TERM:
Convertible Note Payable - B.C. O'Donnell                      $ 600,000         $ 600,000
Convertible Note Payable - J.E. Reed (1)                       3,500,000                 -
Note Payable  - Mestek                                         1,019,000                 -
Note Payable  - Mestek Capitalized Interest                       40,000                 -
Note Payable  - J.E. Reed Capitalized interest                   184,000                 -
                                                           --------------     -------------
                                                              $5,343,000         $ 600,000
                                                           ==============     =============

(1)  Includes Mestek's participation in the J.E. Reed Facility

Line of Credit:

     On July 12, 2000, the Company entered into a $6.0 million Loan and Security Agreement facility with Wainwright Bank and Trust Company (the Wainwright Facility), a commercial bank, under which the Company granted a first priority position on substantially all of its assets as security. The Wainwright Facility was used to pay off the line of credit with Silicon Valley Bank, certain short-term loans from Mestek, Inc. (a related party, See Note 14), and a loan from David O. Ellis. Borrowings under the Wainwright Facility accrue interest, at the bank's prime rate per annum, require monthly payments of interest and mature on July 12, 2002. The Company's obligations under the Wainwright Facility are guaranteed by Mestek in consideration of which the Company has issued a warrant to Mestek to purchase 104,712 shares of the Company's common stock as more fully explained in Note 12 to these Financial Statements.

Convertible Note Payable - Barrett C. O'Donnell:

     On November 11, 1999, Simione borrowed $500,000 from Barrett C. O'Donnell and $250,000 from David O. Ellis, both on an unsecured basis, and executed promissory notes in connection therewith. Dr. Ellis and Mr. O'Donnell are directors of the Company. When the CareCentric/MCS merger was completed on March 7, 2000, the Company succeeded to both of these obligations. The note payable to Dr. Ellis, which accrued interest at 9% per annum, was paid in full on July 12, 2000 in advance of its August 15, 2000 maturity. The note payable to Mr. O'Donnell included interest at 9% per annum, was scheduled to mature on May 11, 2002, and required quarterly payments of accrued interest. On August 8, 2000, the $500,000 note payable to Mr. O'Donnell, together with $100,000 of deferred salary, was cancelled in exchange for a $600,000 subordinated note, convertible into CareCentric common stock at a strike price of $2.51 per share, with interest at 9% per annum and a five-year maturity. In January 2002, this loan was amended to change the interest rate to prime plus two percent and to change the terms of payment of interest for 2002 to require that one-half of the accrued interest be timely paid each quarter and the balance to be paid on December 31, 2003 or to be converted into an additional convertible note.

Note Payable - Mestek:

     The Company is obligated under an eighteen month unsecured promissory note in the principal amount of $1,019,000 payable to Mestek Inc. which bears interest at prime plus one and one half percent (1.5%), with interest payable semiannually and which matures on June 30, 2003. This note covers funds advanced by Mestek to CareCentric to cover payroll and accounts payable obligations incurred by the Company during the period of its transition of senior lenders from Silicon Valley Bank to Wainwright Bank and Trust Company, accrued and unpaid interest thereon and the unreimbursed portion of Mr. Bruce Dewey's salary for the periods from November 9, 1999 to October 31, 2001 when he was Chief Executive Officer of the Company.

J.E. Reed Facility:

     On June 22, 2000, the Company entered into a new financing facility (the J.
E. Reed Facility) provided by John E. Reed, Chairman of CareCentric and the Chairman and Chief Executive Officer of Mestek, Inc. The J. E. Reed Facility consists of a $6.0 million subordinated line of credit, convertible into common stock of the Company at a strike price of $2.51 per share, with interest at 9% per annum and a five-year maturity. The J. E. Reed Facility can be drawn down by the Company as needed in $500,000 increments and is secured by a second position on substantially all of the Company's assets. No borrowings were outstanding under the J. E. Reed Facility as of December 31, 2000; however, borrowings at December 31, 2001 stand at $3,500,000, $1,000,000 of which was participated to Mestek, Inc. effective December 31, 2001 and $2,500,000 of which remains held by Mr. Reed. On December 31, 2001, the facility was amended to change the interest rate to prime plus two percent, to change the payment term for unpaid 2001 interest to require payment at December 31, 2003, or to convert the outstanding unpaid interest to additional convertible notes, in the amount of $184,438 at the option of Mr. Reed, and in the amount of $40,463 at the option of Mestek, and to change the terms of payment of interest for 2002 to require that one-half be timely paid each quarter and the balance be paid on December 31, 2003 or be converted to additional convertible notes.

     The Company is obligated under a number of capital lease obligations originally entered into by CareCentric related to computer equipment formerly used in CareCentric's business.

     Cash paid interest was $491,000, $510,000 and $0 during the years ended December 31, 2001, 2000 and 1999, respectively.

     Maturities of long-term debt in each of the next five years are as follows in thousands:

                2002                    $   -
                2003                    1,243
                2004                        -
                2005                    4,100
                2006
                                   -----------
                      Total            $5,343
                                   ===========

     The fair value of the Company's long-term debt is estimated based on the current interest rates offered to the Company for debt offered under the liquidity conditions and credit profile of the Company. Management believes the carrying value of debt and the contractual values of the outstanding letters of credit approximate their fair values as of December 31, 2001.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

     CONTINGENCIES

     The Company is engaged in various legal and regulatory proceedings arising in the normal course of business which management believes will not have a material adverse effect on its financial position or results of operations.

     Simione Central Holding, Inc., a subsidiary of CareCentric now known as SC Holding, Inc. ("SC Holding") was one of several defendants named in a "whistleblower" lawsuit related to alleged Medicare fraud filed under the False Claims Act in the Northern District of Georgia (U.S. ex re. McLendon v. Columbia/HCA Healthcare Corp., et al., No. 97-VC-0890 (N.D. Ga.)). The lawsuit involves alleged claims that SC Holding allegedly participated in a conspiracy with Columbia/HCA and other third parties to bill inflated and fraudulent claims to Medicare. On July 21, 1999, the Justice Department issued notice that it had elected not to join in the claims asserted against SC Holding by Donald
McLendon, who is a former employee of an unrelated service provider to Columbia/HCA. Although the Justice Department joined the suit with regard to other defendants, it specifically declined to intervene with regard to SC Holding. In late 2000, CareCentric was advised by Mr. McLendon's attorney that notwithstanding the declination by the Justice Department, Mr. McLendon intends to pursue "whistleblower" claims against SC Holding directly. Through March 22, 2002, no such action has been taken and nothing further has been heard from McLendon's attorney over one year. Management believes that this claim has been abandoned. In the event a claim is asserted, however, CareCentric and SC Holding intend to vigorously defend against it.

     COMMITMENTS

     The Company leases its office facilities and certain equipment under various operating lease agreements. These leases require the Company to pay taxes, insurance, and maintenance expenses and provide for renewal options at the then fair market rental value of the property.

     Aggregate annual rental payments for operating leases with non-cancelable lease terms in excess of one year, net of non-cancelable subleases, are as follows:

                                     LEASE OBLIGATIONS
                              --------------------------------
                                                   Net of
          Years Ending            Gross           Sublease
          December 31,         Obligations       Agreements
        ------------------    --------------    --------------
        2002                    $ 2,359,000       $ 1,160,000
        2003                      1,154,000         1,145,000
        2004                        960,000           960,000
        2005                        719,000           719,000
        2006                        443,000           443,000
        Thereafter                  110,000           110,000
                              --------------    --------------
                    Total       $ 5,745,000       $ 4,537,000
                              ==============    ==============

     Aggregate annual rental payments for operating leases with noncancelable lease terms in excess of one year.

     Rent expense approximated $1.1 million, $1.2 million, and $0.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 10 - INCOME TAXES

     Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company's deferred tax assets and liabilities are as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                       -----------------------------------
                                                          2001                 2000
                                                      --------------      ---------------
Deferred tax assets:
     Net operating loss                               $  13,946,000       $ 10,900,000
     Severance and other restructuring charges              837,000            837,000
     Allowance for doubtful accounts                        396,000            929,000
     Deferred revenue                                     2,264,000          2,864,000
     Depreciation                                            33,000            226,000
     Other                                                  333,000            575,000
                                                      --------------     ---------------
Total deferred tax assets                                17,809,000         16,331,000
Valuation allowance                                    (17,809,000)       (16,331,000)
                                                      --------------     ---------------
                                                      $           -      $           -
                                                      ==============     ===============

     The Company has approximately $36.7 million of net operating losses for income tax purposes, including approximately $22.0 million incurred by Simione Central Holdings, Inc. prior to the merger on March 7, 2000, available to offset future taxable income. Such losses begin expiring in 2006. The Company's use of the net operating losses incurred by Simione prior to the merger is subject to limitations in the Internal Revenue Code relating to changes in ownership. A valuation allowance reducing the total net deferred tax assets set forth above to zero has been recorded based on management's assessment that it is "more likely than not" that this net asset is not realizable as of December 31, 2001.

     Actual income tax expense differs from the "expected" amount (computed by applying the U.S. Federal corporate income tax rate of 34% to the loss before income taxes) as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                         2001               2000                    1999
                                                     --------------    ----------------        ---------------

Federal tax benefit computed at statutory rates      $  (7,853,000)       $(3,483,000)           $     262,000
State income taxes, net of federal effect               (1,351,000)          (615,000)                  44,000
Other, net                                                5,217,000            463,000                       -
Change in valuation allowance                             4,002,000          3,481,000                       -
                                                     --------------    ----------------        ---------------
Income tax expense (Benefit)                         $       15,000        $ (154,000)           $     306,000
                                                     ==============    ================        ===============



NOTE 11 - EMPLOYEE BENEFIT PLANS

     The Company has adopted 401(k) plans that cover substantially all employees. The Company contributes to the plans based upon the dollar amount of each participant's contribution. The Company made contributions to these plans of approximately $140,000, $189,000 and $76,000 in 2001, 2000 and 1999,
respectively. These contributions relate to the MCS 401(k) Plan for 1999 and to the CareCentric, Inc. 401(k) Plan (formerly Simione Central Holdings, Inc.
Plan), which survived the merger, for 2001 and 2000.

NOTE 12 - SHAREHOLDERS' EQUITY

     Subsequent to the CareCentric/MCS Merger on March 7, 2000, the Company's Shareholders' Equity (all on a split-adjusted basis) is comprised of the following:

     Common Shares - 20,000,000 shares authorized, $.001 par value, 4,371,350 shares issued and outstanding as of December 31, 2001. 1,489,853 of such shares were issued on March 7, 2000 to the former MCS common shareholders. 606,904 of such shares were issued on March 7, 2000 to the former preferred shareholders and noteholders of CareCentric Solutions, Inc., which shares were converted from Series A Preferred Stock into CareCentric (formerly known as Simione Central Holdings Inc.) common shares in connection with the merger.

     Pursuant to the terms of the July 12, 1999 Merger Agreement by which Simione acquired the stock of CareCentric Solutions, Inc., the Company was required to issue up to an additional 606,904 shares of common stock to the former preferred shareholders and noteholders of CareCentric Solutions if the average closing price of the Company's stock for the period October 1, 2000 through December 31, 2000 is not equal to or greater than $15.00 per share. Since the Company's average closing stock price for the fourth quarter of 2000 was less than $15.00 per share, on March 19, 2001, the Company issued 593,688 shares of its common stock to the former preferred shareholders and noteholders of CareCentric Solutions. As required by generally accepted accounting principles, no value was assigned to these shares as it was deemed not to impact total consideration paid. The Company asserted that it was not required to issue 13,216 additional shares of its common stock as well as 150,740 shares of common stock that were being held by it in escrow under the terms of the CareCentric Solutions Merger Agreement based upon various indemnification and expense overages claims it believes it had against the former CareCentric Solutions preferred shareholders and noteholders. On May 16, 2001, the Company finalized a settlement of these claims with the representative of the former CareCentric Solutions parties pursuant to which 88,586 shares of common stock were released from escrow and distributed to the former CareCentric Solutions preferred shareholders and noteholders, the remaining 62,154 escrow shares were cancelled, no additional shares of common stock will be issued, and the parties executed a comprehensive settlement agreement.

     Pursuant to a comprehensive settlement agreement on June 28, 2001, between Sterling Star, Inc., Mr. Wade (President of Sterling Star, Inc.) and the Company, certain disputes related to the acquisition of a product named Tropical software, were settled. Under the terms of the settlement, 10,000 shares of stock originally issued to Sterling Star were returned to the Company and were cancelled.

     Preferred Stock-10,000,000 shares authorized

     Series B Preferred Stock -$.001 par value, 5,600,000 shares issued. The shares of Series B Preferred Stock are held by Mestek, Inc. (Mestek) and were issued in consideration of $6,000,000 paid to CareCentric, Inc. on March 7, 2000, in the form of cash and debt forgiveness. The Series B Preferred shares, as originally issued, carried 2,240,000 common share votes (on a split-adjusted basis) and were entitled to a 9% cumulative dividend, among other rights. In connection with the Company's application for listing on the Nasdaq SmallCap Market, the Company reached an agreement with Mestek on June 12, 2000, under which Mestek agreed to allow the aforementioned number of common share votes to be reduced to 1,120,000 in consideration for the issuance by the Company to Mestek of a warrant to acquire up to 490,396 shares of CareCentric common stock, as more fully described below.

     Series C Preferred Stock - $.001 par value, 850,000 shares issued. The shares of Series C Preferred Stock are held by Mestek, Inc. and result from the conversion at the March 7, 2000 merger of a pre-existing $850,000 convertible note payable to Mestek, Inc. The Series C Preferred shares carry 170,000 common share votes (on a split adjusted basis) and are entitled to an 11% cumulative dividend, among other rights.

     Series D Preferred Stock - $.001 par value, 398,406 shares issued. The shares of Series D Preferred Stock are held by John E. Reed and were issued on June 12, 2000 in consideration of $1.0 million paid to the Company in cash. The Series D Preferred shares have a 9% annual cumulative dividend, are convertible into common stock at an initial conversion price of $2.51 per share, limit the ability to issue dilutive stock options and have voting rights equal to those of the common stock, among other rights.

     Series E Preferred Stock - $.001 par value, 210,000 shares issued under a restricted stock award. The shares of Series E Preferred Stock are held by John
R. Festa and the rights to those shares were granted on November 10, 2001. The Series E Preferred shares are entitled to certain voting, dividend, liquidation and conversion rights.

     Common Stock Warrants - In connection with the issuance of the Series B Preferred Stock described above, Mestek, Inc. received a warrant to acquire up to 400,000 shares of the Company's common stock at a per share exercise price equal to $10.875. In connection with the waiver by Mestek, Inc. of certain voting rights previously granted to it, Mestek received on June 12, 2000, a warrant to acquire up to 490,396 shares of the Company's common stock for a term of 3 years at a per share exercise price equal to $3.21. In connection with Mestek's guarantee of the Company's obligations under the line of credit from Wainwright Bank and Trust Company, as more fully explained in Note 5 to these Financial Statements, Mestek received on July 12, 2000, a warrant to acquire up to 104,712 shares of the Company's common stock for a term of 3 years at a per share exercise price equal to $2.51. The aforementioned number of shares and per share prices are all on a split-adjusted basis. Other warrants existing prior to the merger transaction to acquire up to 25,000 shares of common stock remain outstanding.

     STOCK OPTIONS - Options totaling 1,000 shares were outstanding and vested under the now discontinued 1997 SCHI NQ (Directors) Plan at an exercise price of $60.00. Non-plan options totaling 107,453 shares, of which 90,787 are exercisable, were outstanding at exercise prices ranging from $2.51 to $45.00. The Simione Central Holding Inc. 1997 Omnibus Equity-Based Plan (the "Plan") is the only continuing stock option plan of the Company. The Plan offers both incentive stock options and non-qualified stock options. The Company is authorized to grant options of up to 900,000 shares of common stock. Options totaling 464,206 shares were outstanding, of which 176,045 shares are exercisable, at exercise prices ranging from $1.25 to $73.55. In 2001, options totaling 152,500 shares of common stock were granted to directors and employees of the Company, (127,500 incentive options to employees and 25,000 non-qualified options to directors), pursuant to the Plan at exercise prices ranging from $1.25 to $3.25 per share. The foregoing information is provided as of April 8, 2002.


     A summary of the Company's stock option activity from December 31, 1999 is as follows:

                                                           WEIGHTED
                                                           AVERAGE
                                             NUMBER OF     EXERCISE
                                              OPTIONS        PRICE
                                            ------------   -----------
Outstanding at December 31, 1999                      -             -
                                            ------------   -----------
Options Assumed                                 398,452       $ 24.10
Granted                                         274,800       $  3.70
Exercised                                             -       $     -
Forfeited and Cancelled                       (101,593)       $ 33.65
                                            ------------   -----------
Outstanding at December 31, 2000                571,659       $ 12.45
                                            ------------   -----------
Granted                                         152,500       $  2.15
Exercised                                             -       $     -
Forfeited and Cancelled                       (145,870)       $ 16.11
                                            ------------   -----------
Outstanding at December 31, 2001                578,289       $  8.11
                                            ============   ===========

                                                             AS OF DECEMBER 31, 2001
                                -----------------------------------------------------------------------------------
                                              OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                -------------------------------------------------    ------------------------------
                                                     WEIGHTED
                                                     AVERAGE         WEIGHTED                           WEIGHTED
                                                    REMAINING         AVERAGE                           AVERAGE
                                    NUMBER         CONTRACTUAL       EXERCISE           NUMBER          EXERCISE
RANGE OF EXERCISE PRICES          OUTSTANDING     LIFE IN YEARS        PRICE          EXERCISABLE        PRICE
-----------------------------   ----------------  ---------------  --------------    ---------------  -------------
$  2.50            $    7.36            385,500        9.10            $    3.09             77,672       $   3.71
$  7.36            $   14.71            122,288        6.20            $    9.96            111,288       $  10.07
$ 14.71            $   22.07             13,000        4.20            $   15.96             13,000       $  15.96
$ 29.42            $   36.78             40,965        5.30            $   32.22             40,965       $  32.22
$ 36.78            $   44.13              5,000        4.70            $   42.50              5,000       $  42.50
$ 44.13            $   51.49              8,000        6.00            $   45.00              8,000       $  45.00
$ 51.49            $   58.84              2,080        5.00            $   55.63              2,080       $  55.63
$ 58.84            $   66.20              1,000        5.40            $   60.00              1,000       $  60.00
$ 66.20            $   73.55                456        2.40            $   73.55                456       $  73.55
                                ----------------  ---------------  --------------    ---------------  -------------
                                        578,289        8.00            $    8.11            259,461       $  14.33
                                ================                                     ===============


     In connection with the Simione/MCS merger on March 7, 2000, Mestek was granted a series of options to purchase a total of approximately 378,295 shares of the Company's common stock (on a split-adjusted basis). These options are exercisable only to the extent that outstanding CareCentric options, warrants or other conversion rights are exercised. These options were designed to prevent dilution of Mestek's ownership interest in the Company after the merger. As options, warrants and other common rights are forfeited or cancelled, Mestek's option rights are correspondingly reduced. Due to the contingent nature of these options, they have been excluded from the above table. At December 31, 2001, 159,573 shares of such options were available under the original terms of issuance.

     For the purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options' vesting periods. Risk-free interest rates of 4.31% and 5.34%; no dividends; a volatility factor of the expected market price of the Company's common stock of 1.40685 and 1.40685; and a weighted-average expected life of the options of 3.97 years and
7.10 years for 2001 and 2000, respectively. The weighted average fair value assigned to options granted in 2001 and 2000 was $1.35 and $3.86, respectively. For 2001 and 2000 respectively the Company's pro forma net loss and net loss per share (basic and diluted) are $25,390,000 and $10,941,000 and $5.94 and $3.20 for 2001 and 2000 respectively.


STOCK PURCHASE WARRANTS

     At December 31, 2001, the Company had outstanding warrants to purchase shares of the Company's common stock as follows:

                            EXERCISE
        COMMON SHARES        PRICE         EXPIRATION DATE
        ---------------  --------------   -------------------
                25,000         $  5.00    February 24, 2005
               104,712         $  2.51    July 12, 2003
               490,396         $  3.21    June 30, 2003
               400,000         $ 10.88    March 7, 2003
        ---------------
             1,020,108
        ===============


NOTE  13  -- SELECTED QUARTERLY INFORMATION (UNAUDITED)

     The table below sets forth selected quarterly information for each full quarter of 2001 and 2000.

                                                             FISCAL YEAR 2001
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                         ---------------------------------------------------------
                                            MAR. 31,       JUNE 30,      SEPT. 30,      DEC. 31,
                                         -------------  ------------- -------------- -------------
Net revenues:                                 $ 5,679         $5,302        $ 4,769        $4,696

Costs and expenses:
    Cost of revenues                            2,108          2,004          1,646         2,459
    Selling, general and administrative         2,825          2,711          2,550         2,629
    Research and development                    1,767          1,609          1,413         1,369
    Write down of intangibles                       -              -              -        11,799
    Amortization and depreciation                 951            950          1,011           952
    Restructuring Charges                           -            675              -             -
                                         -------------  ------------- -------------- -------------
    Total costs and expenses                    7,651          7,949          6,620        19,209
                                         -------------  ------------- -------------- -------------

(Loss) from operations                        (1,972)        (2,647)        (1,851)      (14,513)

Other (expense) income:
    Interest expense                            (300)          (327)          (219)         (466)
    Interest and other income                     126             68             29         (187)
                                         -------------  ------------- -------------- -------------
(Loss) before taxes                           (2,146)        (2,906)        (2,041)      (15,166)
                                         -------------  ------------- -------------- -------------

    Income tax benefit (expense)                    -              -              -          (15)
                                         -------------  ------------- -------------- -------------
Net (loss) income from continuing
   operations                                 (2,146)        (2,906)        (2,041)      (15,181)
                                         -------------  ------------- -------------- -------------

Discontinued operation
    Loss on disposal of discontinued
      operations                                    -              -        (2,632)             -

    Income from operations of
    discontinued segment before taxes           (185)           (73)          (226)             -

    Applicable tax expense                          -              -              -             -

Net (loss) from operations and disposal
   of discontinued segment                      (185)           (73)        (2,858)             -
                                         -------------  ------------- -------------- -------------
Net  (loss) income                          $ (2,331)      $ (2,979)      $ (4,899)    $ (15,181)
                                         =============  ============= ============== =============

Cumulative preferred dividends                  (176)          (178)          (180)         (186)

Net (loss) available to
    common shareholders                     $ (2,507)      $ (3,157)      $ (5,079)    $ (15,367)
                                         =============  ============= ============== =============



(Loss) per share - basic and
   diluted from continuing operations       $  (0.55)       $ (0.66)       $ (0.47)     $  (3.47)
Weighted average common shares -
   basic and diluted                            3,922          4,418          4,371         4,371
                                         =============  =============== ============= =============
Net (loss) per share - basic and diluted
   From discontinued operations             $  (0.05)       $ (0.02)       $ (0.65)       $     -
Weighted average common shares -
   basic and diluted                            3,922          4,418          4,371         4,371
                                         =============  =============== ============ =============
Net (loss) per share - basic and diluted     $ (0.59)       $ (0.67)       $ (1.12)      $ (3.47)
Weighted average common shares -
   basic and diluted                            3,922          4,418          4,371         4,371
                                         =============  ============== ============== =============

Net (loss) per share - basic and diluted
   available to common shareholders          $ (0.64)       $ (0.71)       $ (1.16)      $ (3.52)

Weighted average common shares -
   basic and diluted                            3,922          4,418          4,371         4,371
                                         =============  ============= ============== =============


                                                                FISCAL YEAR 2000
                                                     (in thousands, except per share data)
                                         ---------------------------------------------------------
                                           MAR. 31,       JUNE 30,      SEPT. 30,      DEC. 31,
                                         -------------  -------------  -------------  ------------

Net revenues:                                 $ 4,000        $ 6,257        $ 7,177        $2,140

Costs and expenses:
       Cost of revenues                         2,547          3,954          2,621         (644)
       Selling, general and
         administrative                         1,453          1,624          3,253         4,426
       Research and development                   711          1,780          1,897         1,786
       Amortization and depreciation              426          1,183          1,027           845
                                         -------------  -------------  -------------  ------------
       Total costs and expenses                 5,137          8,541          8,798         6,413
                                         -------------  -------------  -------------  ------------

(Loss) from operations                        (1,137)        (2,284)        (1,621)       (4,273)

Other (expense) income:
       Other (expense) income                     (6)              -              -             -
       Interest expense                          (76)          (189)          (265)         (180)
       Interest and other income                   12             28             68          (34)
                                         -------------  -------------  -------------  ------------
(Loss)  income before taxes                   (1,207)        (2,445)        (1,818)       (4,487)
                                         -------------  -------------  -------------  ------------

       Income tax benefit (expense)               157              -            (6)             3
                                         -------------  -------------  -------------  ------------
(Loss) income from continuing
   operations                                 (1,050)        (2,445)        (1,824)       (4,484)
                                         -------------  -------------  -------------  ------------

Discontinued operation
       Loss on disposal of
         discontinued operations                    -              -              -             -

       Income from operations of
         discontinued segment before
         taxes                                      -          (303)           (21)          (118)

       Applicable tax expense                       -              -              -             -




Net (loss) from operations and disposal
   of discontinued segment                           -          (303)           (21)         (118)
                                         -------------  -------------  -------------  ------------
Net  (loss) income                           $(1,050)       $(2,748)       $(1,845)      $(4,602)
                                         =============  =============  =============  ============

Cumulative preferred dividends                   (42)          (161)          (185)         (181)

Net (loss) available to common
   shareholders                              $(1,092)       $(2,909)       $(2,030)      $(4,783)
                                         =============  =============  =============  ============

(Loss) per share - basic and diluted
   From continuing operations                 $(0.50)        $(0.64)        $(0.47)      $ (1.16)
Weighted average common shares -
   basic and diluted                            2,113          3,850          3,850         3,850
                                         =============  ============================  ============
Net (loss) per share - basic and diluted
   From discontinued operations                 $   -        $(0.08)        $(0.01)      $ (0.03)
Weighted average common shares -
   basic and diluted                            2,113          3,850          3,850         3,850
                                         =============  ============================  ============

Net (loss) per share - basic and diluted      $ (0.50)       $ (0.71)       $ (0.48)       $(1.20)

Weighted average common shares
   - basic and diluted                          2,113          3,850          3,850         3,850
                                         =============  ============================  ============

Net (loss) per share - basic and diluted
    available to common shareholders         $ (0.52)       $ (0.76)       $ (0.53)       $(1.24)

Weighted average common shares -
       basic and diluted                        2,113          3,850          3,850         3,850
                                         =============  ============================  ============


     Quarterly earnings per share figures do not arithmetically add to the full years 2001 and 2000 earnings per share due to interim changes in weighted average shares outstanding during 2001 and 2000 and due to rounding. The numbers below reflect the effect of a one for five reverse stock split effected in connection with the MCS/Simione merger on March 7, 2000. The basic loss per share for the year 2000 has been changed to conform with the 2001 calculation which includes the dividends associated with each Series of cumulative Preferred Stock.


NOTE 14 - RELATED PARTY TRANSACTIONS

     The Company has subleased certain space to Healthfield, Inc. which is a Mestamed customer and has a significant shareholder who was a former member of the board of directors of the Company. The original lease and related sublease expires on December 31, 2002 and requires annual sublease payments equal to the original lease payments of approximately $730,000.

     R. Bruce Dewey is President and Chief Operating Office of Mestek, Inc. and Winston R. Hindle, Jr., a director of the Company, is a director of Mestek, Inc. Mestek has certain investments in the Company in the form of notes, convertible notes, warrants, stock options and preferred stock as described in Note 8 and
Note 12 to these Financial Statements.

     The Company has a note receivable from Simione Consultants, LLC of $707,000 at December 31, 2001. On September 28, 2001, the Company discontinued its Consulting business segment by closing the sale of certain of the assets of its wholly-owned subsidiary, Simione Consulting, Inc. ("Consulting") to Simione Consultants, LLC, which is owned and controlled by William J. Simione, Jr., a director and former officer of CareCentric. The total sales price was approximately $2.0 million plus the assumption of certain liabilities. The sale was made pursuant to an asset purchase agreement. William Simione, Jr. has resigned as an officer of CareCentric, however, William Simione, Jr. remains a director of CareCentric. The assets sold under the agreement included the Consulting accounts receivable, computer equipment, and miscellaneous prepaid expenses. Consideration received consisted of approximately $1.0 million in cash and $1.0 million in notes, $770,000 with a 36-month term and $230,000 with 5-month term. The cash proceeds were used to pay down CareCentric's line of credit.

     As of December 31, 2001, the Company had a promissory note outstanding to Barrett C. O'Donnell, a director of the Company, as described in Note 8 to these Financial Statements.

     John E. Reed is a director and a significant, but not controlling, shareholder of the Wainwright Bank and Trust Company which has provided the Company with a $6.0 million line of credit, as more fully explained in Note 8 to the Financial Statements.

     John E. Reed, Chairman of the Company and Chairman and Chief Executive Officer of Mestek, Inc., has provided the Company with a $6.0 million line of credit (unrelated to the Wainwright Bank and Trust $6.0 million line of credit described above) as more fully described in Note 8 to the Financial Statements and has also purchased $1.0 million of the Company's Series D Preferred Stock on June 12, 2000, as more fully described in Note 12 to these Financial Statements. An independent committee of the Company's Board of Directors, consisting of Barrett C. O'Donnell and David O. Ellis, negotiated the terms of Mr. Reed's debt and equity investments in the Company. The issuance of 398,406 shares of Series D Preferred Stock to Mr. Reed for his $1.0 million equity investment was based on a per share price of $2.51, which was the 5-day average closing price of CareCentric common stock as of the date of the final negotiation of the terms of Mr. Reed's purchase. The conversion price for Mr. Reed's $6.0 million loan, which converts into CareCentric common stock as described in more detail in Note 8 to these Financial Statements, is also $2.51 per share. On December 31, 2001, $3.5 million was outstanding under this credit facility, $2.5 million payable to Mr. Reed, and $1.0 million payable to Mestek pursuant to a participation agreement.

     Warrants were granted in June 2000 and July 2000 by the Company to Mestek, Inc. in connection with its waiver of certain voting rights previously granted to it and in connection with its guarantee of the loan from Wainwright Bank and Trust Company to the Company. The terms of the warrants (as described in more detail in Note 12 to these Financial Statements) were based on negotiations by independent committees of the Boards of Directors of the Company and Mestek.


 NOTE 15 -  LICENSE AGREEMENTS

     The Company licenses certain software products from third parties for incorporation in, or other use with, its products and is obligated to pay license fees in connection with such products. The Company sublicenses such products to its customers and collects fees in connection with such sublicensees.


NOTE 16 -  EXECUTIVE COMPENSATION

     The Company has entered into an employment agreement with its President and Chief Executive Officer, Mr. John Festa. Among other specific contents, Mr. Festa i) has been granted 210,000 shares of Series E preferred stock, one half of which vest evenly over the course of three years from his hire date dependent upon his continued employment as President and CEO and one half of which are forfeitable pro rata over a three year period if certain financial milestones are not met, ii) payment of an annual bonus of up to 50% of his annual salary based on completion of annual performance objectives, iii) the possibility of receiving a special bonus which varies in dollar amount in the event there is a sale of the Company while Mr. Festa is President and CEO and for nine months thereafter.


NOTE 17 - LIQUIDITY

     As disclosed in the financial statements, the Company's operations used significant amounts of cash in 2001. The Company has a working capital deficit of $15.6 million at December 31, 2001. During the fourth quarter of 2001, the Company continued to use its Wainwright Bank Credit Line and the Reed Credit Line in order to meet its working capital needs.

     The merger with Simione added additional products and resources and, importantly, added to the Company's critical mass of installed sites but the Company's longer term success will depend upon increased sales of new software systems and successful installation performance. Additionally, the Company's continuing efforts to develop new products using the latest software and hardware platforms will be most important to its long-term success.

     As of April 8, 2002, the Company has untapped credit capacity of approximately $0.6 million from combined Wainwright Bank and Reed credit facilities. As discussed in Note 18 below, and pending shareholder and board of director approval, which are expected to be obtained, certain terms of the

Wainwright and Reed credit facilities will be changed. The Company believes that a successful completion and closing of the refinancing and recapitalization plan (described in more detail in Note 18), in combination with the funds available from cash to be generated from future operations, will be sufficient to meet the Company's operating requirements through at least June 30, 2003, assuming no material adverse change in the operation of the Company's business. Notwithstanding the financial conditions prevailing in the home health marketplace, the Company continued to fund significant product development initiatives during 2001 and intends to do so throughout 2002, reinvesting the moneys saved in its re-engineering undertaken beginning February 5, 2002. Notwithstanding, until revenues increase sufficiently to cover fluctuations in forward-looking costs and operating expenses, the Company remains dependent on its majority shareholder for its working capital financing. The Company's majority shareholder has stated his intention and ability to continue to advance cash to the Company in accordance with the terms of his credit facility.


 NOTE 18 - SUBSEQUENT EVENTS

     In January of 2002, Dennis Brauckman, Chief Financial Officer of CareCentric resigned as an officer and employee of the Company to pursue other personal interests. In the absence of an employed Chief Financial Officer, the Company has designated H. Forest Ralph, a financial consultant engaged by the Company since January 2002, as the Company's principal financial and accounting officer for purposes of signing this Form 10-K.

     In February 2002, CareCentric reorganized its management structure. This reorganization was designed to i) streamline management and shorten decision processes, ii) reallocate funds to the development of new generation product platforms, iii) create single line functional responsibility and accountability in the management staff, and iv) reduce unnecessary overhead operating costs. The reorganization reduced management and cut head count by nearly 25%. Management believes that this reduction of costs will free up substantial resources to be reallocated to the development of new systems and the next generation platforms.

     On April 8, 2002, the Company secured two commitments for additional financing, both from existing shareholders. John E. Reed, a director of the Company, agreed to provide $871,117 in short-term funds, to be refinanced along with other debt of the Company due Mr. Reed upon the obtaining of shareholder approval in June, 2002. The refinancing would be evidenced by a $3,555,555 subordinated, secured convertible term note, with principal payable in a single balloon payment in 60 months and with interest at a fixed rate of 6.25% deferred and capitalized for 24 months. Interest would then be payable quarterly. The note would be convertible at any time for common stock at a price of $1.00 per share. The conversion rights of Mr. Reed's 398,406 shares of Series D Preferred Stock would also be amended to increase the conversion exchange rate from one share of common stock for one share of Series D Preferred to 2.51 shares of common stock for one share of Series D Preferred Stock.

     Mestek, Inc., a preferred shareholder of the Company, agreed to provide $1,092,000 in short-term funds, to be refinanced along with other debt of the Company due Mestek upon the obtaining of shareholder approval in June, 2002. The refinancing would be evidenced by a $4,000,000 subordinated, secured convertible term note, with principal payable in a single balloon payment in 60 months and with interest at a fixed rate of 6.25% deferred and capitalized for 24 months. Interest would then be payable quarterly. The note would be convertible at any time for common stock of the Company at a price of $1.00 per share. The rights of Mestek's 5,600,000 shares of Series B Preferred Stock would also be amended to provide for a conversion exchange rate of 1.0714 shares of common stock for one share of Series B Preferred Stock. Mestek will also give up its stock options and a warrant it holds for the purchase of 104,712 shares of common stock and will exchange a warrant it holds for 400,000 shares of common stock at $10.875 per share, expiring March 7, 2003, for a Warrant for 400,000 shares of common stock at $1.00 per share, expiring June 15, 2004. It will also exchange a warrant it holds for 490,396 shares of common stock at $3.21 per share, expiring March 7, 2003, for a Warrant for 490,396 shares of common stock at $1.00 per share, expiring June 15, 2004.

     A condition to the refinancing of the Company's debt to Mestek and Mr. Reed is that the present $6.0 million Wainwright Bank line of credit facility be paid down by the Company to $5.9 million or less on or before July 31, 2002 and continue to be reduced by no less than $100,000 each month thereafter until all amounts have been repaid to Wainwright or the Wainwright Facility or any replacement thereof is obtained by CareCentric without a guarantee of Mestek.

     The refinancing and recapitalization transactions between the Company and each of Mestek and Reed are subject to the satisfaction of various conditions, including approval by the Company's shareholders at its annual meeting expected to be held in June 2002 and approvals by Mestek's board of directors and the Company's senior lender. The transactions contemplated by the commitment letters, if approved, would i) reduce the total financing facilities of the Company by approximately $0.3 million, ii) extend the guaranty by Mestek of the Company's senior line of credit with Wainwright Bank through the end of June 2003, iii) refinance existing debt owed by the Company to Mestek and Reed to provide a deferral of both interest and principal for a period of two (2) years following the date that the commitment letters are approved, and (iv) restructure certain of the Company's existing voting securities and warrants held by Mestek and Reed.

     Management believes the required shareholder approvals will be obtained.

                                CARECENTRIC, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                            ADDITIONS
                                           BALANCE AT      CHARGES TO
                                          BEGINNING OF      COST AND                          BALANCE AT
                                             PERIOD          EXPENSE       DEDUCTIONS (1)    END OF PERIOD
                                         ---------------  --------------  ----------------   --------------
Year ended December 31, 2001
Allowance for Doubtful Accounts              $  551,000       $ 500,000          $  9,000       $1,042,000
                                         ===============  ==============  ================   ==============

Year ended December 31, 2000
Allowance for Doubtful Accounts               $ 166,000       $ 538,000         $ 153,000        $ 551,000
                                         ===============  ==============  ================   ==============

Year ended December 31, 1999
Allowance for Doubtful Accounts               $ 166,000         $     -            $    -        $ 166,000
                                         ===============  ==============  ================   ==============


(1) Write-offs of uncollectible accounts

1462236