Form 10-Q
period 2002-03-31
CARECENTRIC INC
filed 2002-05-15
CIK 896157

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

                  FOR THE PERIOD ENDED MARCH 31, 2002

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from              to
                                                 -------------    -----------

                         Commission File Number: 0-22162

                                CARECENTRIC, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                 22-3209241
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

2625 CUMBERLAND PARKWAY, SUITE 310                      30339
ATLANTA, GEORGIA                                        (zip code)
(Address of principal
executive offices)

(Registrant's telephone number, including area code)    (678) 264-4400


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


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                        Outstanding at
        Class                           4/30/2002
        -----                           ---------
        COMMON STOCK, $.001 PAR VALUE   4,371,350 SHARES

================================================================================

                                CARECENTRIC, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


 PART I.       FINANCIAL INFORMATION

 Item 1.       Consolidated Financial Statements

               Consolidated Balance Sheets - March 31, 2002 (unaudited) and December 31, 2001 (audited).

               Consolidated Statements of Operations - Three Months Ended March 31, 2002 and 2001 (unaudited).

               Consolidated Statements of Shareholders' Equity - Three Months Ended March 31, 2002 (unaudited).

               Consolidated Statements of Cash Flows - Three Months Ended March 31, 2002 and 2001 (unaudited).

               Notes to Consolidated Financial Statements - March 31, 2002 (unaudited).

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

                                     CARECENTRIC, INC.
                                CONSOLIDATED BALANCE SHEETS

                                                             MARCH 31,       DECEMBER 31,
                                                               2002              2001
                                                            -----------       ---------
                                                            (unaudited)
                                                            -----------       ---------
                                           ASSETS
 Current assets:
     Cash and cash equivalents                               $  457,000     $   201,000

     Accounts receivable, net of allowance for doubtful
      accounts of $1,234,000 and $1,042,000
      respectively                                            5,434,000       4,185,000
     Prepaid expenses and other current assets                  589,000         608,000
     Notes receivable                                           327,000         413,000
                                                            -----------       ---------
      Total current assets                                    6,807,000       5,407,000

Purchased software, furniture and equipment, net              1,410,000       1,533,000
Intangible assets, net                                        5,155,000       5,437,000
Long term notes receivable                                      383,000         431,000
                                                            -----------     -----------
      Total assets                                          $13,755,000     $12,808,000
                                                            ===========     ===========


                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Line of credit                                        $  5,967,000     $ 5,572,000
     Accounts payable                                         2,632,000       2,185,000
     Accrued compensation expense                               543,000         593,000
     Accrued liabilities                                      6,548,000       6,574,000
     Customer deposits                                        2,146,000       2,120,000
     Unearned revenues                                        4,107,000       3,981,000
                                                            -----------     -----------
      Total current liabilities                             $21,943,000     $21,025,000
                                                            ===========     ===========

Accrued liabilities, less current portion                       600,000         750,000

Note payable long-term                                        6,343,000       5,343,000

Commitments and contingencies
Shareholders' deficit
     Preferred Stock: 10,000,000 shares authorized
     Series B Preferred, $.001 par value;
      5,600,000  issued and outstanding; liquidation
      value $1.27                                                 6,000           6,000
     Series C Preferred, $.001 par value;
      850,000  issued and outstanding; liquidation
      value $1.23                                                 1,000           1,000
     Series D Preferred, $.001 par value;
      398,000  issued and outstanding; liquidation
      value $2.92                                                     -               -
     Series E Preferred, $.001 par value;
      210,000 issued and outstanding; liquidating
      Value $1.01                                                     -               -
     Common stock, $.001 par value; 20,000,000 shares
      authorized; 4,371,350 shares issued and outstanding
      at March 31, 2002 and December 31, 2001                     4,000           4,000
     Unearned compensation                                     (187,000)       (210,000)
     Additional paid-in capital                              21,280,000      21,280,000
     Stock warrants                                           1,000,000       1,000,000
     Accumulated deficit                                    (37,235,000)    (36,391,000)
                                                            ------------    ------------
      Total shareholders' deficit                           (15,131,000)    (14,310,000)
                                                            ------------    ------------

      Total liabilities and shareholders' deficit          $ 13,755,000      12,808,000
                                                            ============    ============


                       See notes to consolidated financial statements

                                        CARECENTRIC, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     THREE MONTHS ENDED MARCH 31,
                                                 --------------------------------------
                                                       2002                 2001
                                                 -----------------    -----------------
                                                   (unaudited)          (unaudited)

Net revenues                                         $  5,253,000         $  5,728,000

Costs and expenses:
    Cost of revenues                                    1,676,000            2,157,000
    Selling, general and administrative                 2,699,000            2,825,000
    Research and development                              947,000            1,767,000
    Amortization and depreciation                         425,000              951,000
                                                 -----------------    -----------------
    Total costs and expenses                            5,747,000            7,700,000
                                                 -----------------    -----------------

Loss from operations                                     (494,000)          (1,972,000)

Other income (expense):
    Interest expense                                     (168,000)            (124,000)
    Interest and other income                              (2,000)              126,000
                                                 -----------------    -----------------
Loss before taxes                                        (664,000)          (1,970,000)
                                                 -----------------    -----------------

    Income tax benefit (expense)                                -                    -
                                                 -----------------    -----------------
Loss from continuing operations                          (664,000)          (1,970,000)
                                                 -----------------    -----------------

Discontinued operation

Loss from operations of
     discontinued segment before taxes                          -            (185,000)

    Applicable tax expense                                      -                   -
                                                 -----------------    -----------------
Net loss from discontinued operations                           -            (185,000)

Net loss                                                 (664,000)         (2,155,000)
                                                 =================    =================

    Cumulative Preferred Dividends                       (180,000)           (176,000)
                                                 -----------------    -----------------
Net loss available to common shareholders             $  (844,000)      $  (2,331,000)
                                                 =================    =================

Net loss per share - basic and diluted
     From continuing operations                      $     (0.15)         $     (0.50)

Net loss per share - basic and diluted
    From discontinued operations                     $         -          $     (0.05)
                                                 -----------------    -----------------
Net loss per share - basic and diluted               $     (0.15)         $     (0.55)
     From operations
                                                 =================    =================

Net loss per share - basic and diluted available     $     (0.19)         $     (0.59)
      to common shareholders
                                                 =================    =================
Weighted average common shares -
      basic and diluted                                 4,371,000            3,922,000
                                                 =================    =================

                         See notes to consolidated financial statements


                                                          CARECENTRIC, INC.
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                                             FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                                             (unaudited)

                                                                              ADDITIONAL                               TOTAL
                          COMMON           PREFERRED              UNEARNED    PAID-IN                     ACCUMULATED  SHAREHOLDERS'
                    SHARES     STOCK   SHARES       STOCK       COMPENSATION  CAPITAL       WARRANTS      DEFICIT      DEFICIT
                    ---------  ------  ---------    -------     ------------  ----------    ---------    ------------  =============

Balance at
 December 31, 2001  4,371,000  $4,000  7,058,000    $ 7,000     $(210,000)    21,280,000    1,000,000    (36,391,000)  $(14,310,000)
                    ---------  ------  ---------    -------     ----------    ----------    ---------    ------------  =============

Amortization
  of unearned
  compensation                                                     23,000                                                     23,000

Net loss                                                                                                   (844,000)       (844,000)
                    ---------  ------  ---------    -------     ----------    ----------    ---------    ------------  =============
Balance at
  March 31, 2001    4,371,000  $4,000  7,058,000     $7,000     $(187,000)   $21,280,000   $1,000,000   $(37,235,000)  $(15,131,000)
                    =========  ======  =========    ========    ==========   ============  ==========  ==============  =============


                                              See notes to Consolidated Financial Statements



                                                  CARECENTRIC, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                        THREE MONTHS ENDED MARCH 31,
                                                              -------------------------------------------------
                                                                      2002                    2001
                                                              ----------------------  ----------------------
                                                                   (unaudited)              (unaudited)
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $        (844,000)     $       (2,331,000)

    ADJUSTMENTS TO RECONCILE NET LOSS TO NET
    CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
       Provision for doubtful accounts                                     157,000                  43,000
       Amortization and depreciation                                       425,000               1,085,000
       Stock base compensation charge to earnings                           23,000                       -

    CHANGES IN ASSETS AND LIABILITIES, NET OF ACQUISITIONS:
       Accounts receivable                                              (1,406,000)               (920,000)
       Prepaid expenses and other current assets                            19,000                (401,000)
       Notes receivable                                                     37,000                       -
       Accounts payable                                                    447,000               1,223,000
       Accrued compensation                                                (50,000)                397,000
       Accrued liabilities                                                (167,000)               (112,000)
       Customer deposits                                                    26,000                 (96,000)
       Unearned revenues                                                   126,000                (564,000)
                                                              ----------------------  ----------------------
            Net cash used in operating activities                       (1,207,000)             (1,676,000)
                                                              ----------------------  ----------------------

    CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of software, furniture and equipment                          (19,000)               (119,000)
                                                              ----------------------  ----------------------
            Net cash used by in investing activities                       (19,000)               (119,000)
                                                              ----------------------  ----------------------

    CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from notes payable                                          1,000,000               1,700,000
    Increase (decrease) in line of credit                                  395,000                       -
    Payments on capital lease obligation                                    (9,000)                (13,000)
    Proceeds from Consulting note receivable                                96,000                       -
                                                              ----------------------  ----------------------
            Net cash provided by  financing activities                   1,482,000               1,687,000
                                                              ----------------------  ----------------------

            Net change in cash and cash equivalents                        256,000                (108,000)

    Cash and cash equivalents, beginning of period                         201,000                 362,000
                                                              ----------------------  ----------------------

    Cash and cash equivalents, end of period                       $       457,000        $        254,000
                                                              ======================  ======================

SUPPLEMENTAL DISCLOSURE:
    Cash paid during period for interest                          $         81,000       $         103,000





                                  See notes to consolidated financial statements


      CARECENTRIC NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements prepared by the Company include the results of operations of the parent company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.

     In the opinion of management, the financial statements include all material adjustments necessary for the presentation of the Companies financial position, results of operations and cash flow. The results of this period are not necessarily indicative of the results for the entire year.

     These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or classification of liabilities that might be necessary should the Company be unable to continue to operate in the normal course of business. See Note 12 to the accompanying Consolidated Financial Statements.

     Certain prior period amounts have been reclassified to conform to the 2002 financial statement presentation.

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

REVENUE RECOGNITION

     The Company recognizes revenue under SOP 97-2 as amended by SOP 98-9. The Company recognizes software license revenue when the following criteria are met:
(1) a signed and executed contract is obtained; (2) delivery has occurred; (3) the license fee is fixed and determinable; (4) collection is probable; and (5) remaining obligations under the license agreement are immaterial. The Company sells and invoices software licenses and maintenance fees as separate contract elements, except with respect to first year maintenance which is sold in the form of a bundled turnkey system. The Company has established vendor specific objective evidence related to the value of maintenance fees. Where applicable, the Company uses the residual value method to allocate software revenue between licenses and first year maintenance.

     Revenues are derived from the licensing and sub-licensing of software, the sale of computer hardware, accessories and supplies, implementation and training products and services, forms and case plans, and software maintenance and support services. For the quarter ended March 31, 2002, the Company recorded total revenues of $5.2 million. The Company's core product lines of STAT2 and MestaMed accounted for 34.9% and 54.1% respectively of the $5.2 million in revenues.

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

      CARECENTRIC NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


of completion method using labor hours or contract milestones.  Software support
or  maintenance  allows  customers  to  receive  unspecified   enhancements  and
regulatory data updates in addition to telephone support.

     Third-party software and computer hardware revenues are recognized when the related products are delivered. Software support agreements are generally renewable for one-year periods, and revenue derived from such agreements is recognized ratably over the period of the agreements. The Company has historically maintained high renewal rates with respect to its software support agreements. The Company generally charges for software implementation, training and technical consulting services as well as management consulting services on an hourly or daily basis. The Company offers "tiered pricing" for implementation of new systems whereby the customer pays a fixed fee for a certain level of packaged services and daily fees for services beyond the package.

     Revenues for post-contract customer support are recognized ratably over the term of the support period, which is typically one year. Post-contract customer support fees typically cover incremental product enhancements, regulatory updates and correction of software errors. Separate fees are charged for significant product enhancements, new software modules, additional users, and migrations to different operating system platforms.

     Subsequent to delivery, the Company frequently delivers a variety of add-on software and hardware components. Revenues from these sales are recognized upon delivery.

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

SOFTWARE DEVELOPMENT EXPENSES

     Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. For the quarter ended March 31, 2002 and the year ended December 31, 2001, the Company had no capitalized computer software and development costs.

CASH EQUIVALENTS

     All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

INTANGIBLE ASSETS AND LONG-LIVED ASSETS

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. The application of SFAS No. 121 resulted in an impairment loss of $11.8 million recorded in the fourth quarter of 2001, see Note 5. Prior to the impairment adjustment, the intangible assets arising from the CareCentric/MCS merger were amortized using the straight-line method over the estimated useful lives of the related assets as more fully disclosed in Notes 4 and 5. The measurement of the recorded impairment was based upon comparing the projected undiscounted future cash flow from the use of the assets against the unamortized carrying value of the assets in the financial statements.

     Effective July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets" in 2001 became effective January 1, 2002 and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective January 1, 2002. These new standards superseded the Company's previous accounting for Intangible Assets under SFAS No. 121 as discussed below in the section Recent Accounting

      CARECENTRIC NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Pronouncements. In adopting SFAS No. 142, the Company ceased amortizing goodwill and reassessed the life going forward for developed technologies from the remaining 6 years to 4 years.

     Actual results of operations for the three months ended March 31, 2002 and the pro forma results of operations for the three months ended March 31, 2001 had we applied the provisions of SFAS 142 in that period follow (the impact on amortization expense is the result of a cessation of amortization of goodwill, the changed forward life of developed technologies and effect of the impairment charge recorded in the fourth quarter of the year ended December 31, 2001):


                                                                     THREE MONTHS ENDED MARCH 31,
                                                              --------------------------------------
                                                                     2002                  2001
                                                              -------------------  -----------------

         NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                   $ (844,000)      $ (2,331,000)

           Add back: Goodwill amortization                                     -            427,000
           Add back: Technology amortization                             249,000            333,000
                                                              -------------------  -----------------
           Adjusted net income                                       $ (595,000)      $ (1,571,000)
                                                              ===================  =================

         NET LOSS PER SHARE - BASIC AND DILUTED

           Reported net income                                        $   (0.19)       $     (0.59)
           Goodwill amortization                                               -               0.11
           Technology amortization                                          0.06               0.08
                                                              -------------------  -----------------
           Adjusted net income                                        $   (0.14)       $     (0.40)
                                                              ===================  =================

           Weighted average common shares -
                                                              -------------------  -----------------
           basic and diluted                                           4,371,000          3,922,000
                                                              ===================  =================


     On October 3, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting and reporting for the impairments or disposal of long-lived assets. It replaces SFAS No. 121. SFAS No. 144 provides a single accounting model for the disposal of long-lived assets. New criteria must be met to classify the asset as an asset held for sale. This statement also focuses on reporting the effect of a disposal. This statement became effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact to the Company's financial position or results of operations.

INCOME TAXES

     The Company accounts for income taxes using the asset/liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities.

NET (LOSS) EARNINGS PER SHARE

     The Company calculates earnings per share under SFAS No. 128, "Earnings Per Share." Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share for the quarters ended March 31, 2002 and March 31, 2001, exclude the effects of options, warrants and conversion rights as they would be anti-dilutive, and as a result, basic and diluted earnings are the same for the periods.

STOCK BASED COMPENSATION

     Employee stock options are accounted for under SFAS No. 123 (and its related interpretations) which allows the use of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" which allows providing disclosure of compensation cost - see Note 8 to the Consolidated Financial Statements.

      CARECENTRIC NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

SEGMENTS

     The Company has one operating segment in continuing operations, which is the Software Systems segment. As further described in Note 2, the Company discontinued the Consulting segment during the year ended December 31, 2001.

NOTE 2 -- DISCONTINUED OPERATIONS

     The discontinued operations reported in the Company's results of operations for the quarter ending March 31, 2002 relate to the Company's Simione Consulting segment which was sold on September 28, 2001. The Consulting business, previous to its sale, was the Company's only separately reported segment of business. Accordingly, the Company no longer reports segment information. The Consulting business segment was discontinued through a transaction pursuant to which certain of the assets of the Company's wholly-owned subsidiary, Simione Consulting, Inc. were sold to Simione Consultants, L.L.C. ("Simione"), which is owned and controlled by William Simione, Jr., a director of the Company. The total sales price was approximately $2.0 million plus the assumption of certain liabilities by Simione. The Company's net pre-tax loss on the disposal was approximately $2.6 million and resulted from a write-off of the intangible assets associated with the Consulting segment as identified at the merger date of March 7, 2000 with MCS.

                                                           MARCH 31,
                                                  ------------------------------
                                                       2002         2001
                                                  ------------------------------

      Operating Revenue                              $   -        $ 1,164
      Income before Provision for Income Taxes           -          (185)
      Income from Discontinued Operations
           Net of Income Tax                         $   -        $ (185)


NOTE 3 - NOTES RECEIVABLE

     The Company has certain Notes Receivable of varying maturities which have resulted from the sale of the assets of the Consulting segment, and financing to a customer for purchase of a new software system. The Consulting segment Note Receivable is due from Mr. William Simione Jr., currently a director of the Company, the President and Chief Executive Officer of the acquirer of the Consulting business, Simione Consulting, LLC, and past Chief Executive Officer of the Consulting segment when it was part of the Company. The Customer note occurred in the normal course of business.

     The amounts and term of each note are summarized in the table below:

                                          NOTES RECEIVABLE
                           ---------------------------------------------------
                            CONSULTING     CUSTOMER NOTE         TOTAL
                           ---------------------------------------------------

       Balance 12-31-01         $ 707,000      $   137,000          $ 844,000
                           ===================================================

       Balance 3-31-2002        $ 611,000      $    99,000          $ 710,000
                           ===================================================

       Interest Rate                8.50%            5.65%

      CARECENTRIC NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - PURCHASED SOFTWARE, FURNITURE AND EQUIPMENT

     Purchased software, furniture and equipment consisted of the following:

                                                                                      DEPRECIATION
                                                  MARCH 31,        DECEMBER 31,         ESTIMATED
                                                   2002                2001            USEFUL LIVES
                                            --------------------------------------------------------

      Furniture and Fixtures                      $  1,448,000      $  1,428,000       10 years
      Computer equipment and purchased
        software                                     6,237,000         6,237,000        5 years
                                            -------------------------------------
                                                     7,685,000         7,665,000

      Accumulated depreciation                     (6,275,000)       (6,132,000)
                                            -------------------------------------
                                                  $  1,410,000      $  1,533,000
                                            =====================================

NOTE 5 - INTANGIBLE ASSETS

     As a result of the merger with MCS on March 7, 2000, the Company capitalized $26.5 million of intangible assets. Those assets were amortized according to various lives ranging from five to nine years. In accordance with SFAS No. 121, the Company is required to periodically review the value of its intangible assets. During the fourth quarter of 2001, the Company's analysis and review, utilizing the methodology of SFAS No. 121, resulted in an $11.8 million impairment loss of the intangible assets of the Company. The major reasons for the impairment were new technologies being integrated in the Company's current and future products causing its existing product platforms to have reduced future revenue generation capability, and an expectation that immediate opportunities for new software sales are lower than were forecasted at the time of the merger with MCS.

     The following table summarizes the Company's changes in account balances for its intangible assets since the MCS merger on March 7, 2000.


                                                                                                     3/31/2002
                              ORIGINAL           ASSETS          IMPAIRMENT       ACCUMULATED         NET BOOK       AMORTIZATION
                                COST            DISPOSED        WRITE - DOWN      AMORTIZATION         VALUE            PERIOD
                          ------------------ ---------------- ----------------- ----------------- -----------------  -------------

Developed technology            $10,650,000    $          -      $(4,220,000)      $ (2,690,000)      $  3,740,000      4 years
Customer base                     1,700,000        (510,000)                 -         (275,000)      $    915,000      9 years
Goodwill                         14,151,000      (2,906,000)       (7,580,000)       (3,165,000)      $    500,000
                          ------------------ ---------------- ----------------- ----------------- -----------------
                                $26,501,000    $ (3,416,000)     $(11,800,000)     $ (6,130,000)      $  5,155,000
                          ================== ================ ================= ================= =================

      CARECENTRIC NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     Included in Note 1 to the Financial Statements is a table presenting actual results of operations for the three months ended March 31, 2002 and pro forma results of operations for the three months ended March 31, 2001. The pro forma results for March 31, 2002 present the effect on earnings had the nonamortization provisions of SFAS 142 been applied and the effect of the write-off of the intangibles recorded in the fourth quarter of 2001.

NOTE 6 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Line of Credit:


                                                                     MARCH 31, 2002      DECEMBER 31, 2001
                                                             ----------------------- ----------------------
         SHORT TERM:
         Line of Credit                                             $     5,967,000        $     5,572,000
         Note Payable  - Mestek                                                   -                      -
                                                             ----------------------- ----------------------
                                                                    $     5,967,000        $     5,572,000
                                                             ======================= ======================

         LONG TERM:
         Convertible Note Payable - B.C. O'Donnell                   $      600,000         $      600,000
         Convertible Note Payable - J.E. Reed (1)                         4,500,000              3,500,000
         Note Payable  - Mestek                                           1,019,000              1,019,000
         Note Payable  - Mestek Capitalized Interest                         40,000                 40,000
         Note Payable  - J.E. Reed Capitalized interest                     184,000                184,000
                                                             ----------------------- ----------------------
                                                                    $     6,343,000        $     5,343,000
                                                             ======================= ======================


     (1) Includes Mestek's participation in the J.E. Reed Facility

     On July 12, 2000, the Company entered into a $6.0 million Loan and Security Agreement facility with Wainwright Bank and Trust Company (the Wainwright Facility), a commercial bank, under which the Company granted a first priority position on substantially all of its assets as security. The Wainwright Facility was used to pay off the line of credit with Silicon Valley Bank, certain short-term loans from Mestek, Inc. (a related party, See Note 9), and a loan from David O. Ellis. Borrowings under the Wainwright Facility accrue interest, at the bank's prime rate per annum, require monthly payments of interest and mature on July 12, 2002. The Company's obligations under the Wainwright Facility are guaranteed by Mestek in consideration of which the Company has issued a warrant to Mestek to purchase 104,712 shares of the Company's common stock as more fully explained in Note 8 to these Financial Statements.

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

      CARECENTRIC NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


for the periods from November 9, 1999 to October 31, 2001 when he was Chief Executive Officer of the Company.

J.E. Reed Facility:

     On June 22, 2000, the Company entered into a new financing facility (the J.
E. Reed Facility) provided by John E. Reed, Chairman of CareCentric and the Chairman and Chief Executive Officer of Mestek, Inc. The J. E. Reed Facility consists of a $6.0 million subordinated line of credit, convertible into common stock of the Company at a strike price of $2.51 per share, with interest at 9% per annum and a five-year maturity. The J. E. Reed Facility can be drawn down by the Company as needed in $500,000 increments and is secured by a second position on substantially all of the Company's assets. At March 31, 2002 and December 31, 2001, borrowings were equal to $4,500,000 and $3,500,000 respectively, $1,000,000 of which was participated to Mestek at March 31, 2002 and at December 31, 2001, and $3,500,000 and $2,500,000 of which remains held by Mr. Reed at March 31, 2002 and December 31, 2001, respectively. On December 31, 2001, the facility was amended to change the interest rate to prime plus two percent, to change the payment term for unpaid 2001 interest to require payment at December 31, 2003, or to convert the outstanding unpaid interest to additional convertible notes, in the amount of $184,438 at the option of Mr. Reed, and in the amount of $40,463 at the option of Mestek, and to change the terms of payment of interest for 2002 to require that one-half be timely paid each quarter and the balance be paid on December 31, 2003 or be converted to additional convertible notes.

     The Company is obligated under a number of capital lease obligations originally entered into by CareCentric related to computer equipment formerly used in CareCentric's business.

     The fair value of the Company's long-term debt is estimated based on the current interest rates offered to the Company for debt offered under the liquidity conditions and credit profile of the Company. Management believes the carrying value of debt and the contractual values of the outstanding letters of credit approximate their fair values as of March 31, 2002.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - SHAREHOLDERS' EQUITY

     The Company's shareholders' equity (all on a split-adjusted basis) is comprised of the following:

     Common Shares - 20,000,000 shares authorized, $.001 par value, 4,371,350 shares issued and outstanding as of March 31, 2002 and December 31, 2001. 1,489,853 of such shares were issued on March 7, 2000 to the former MCS common

      CARECENTRIC NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


shareholders. 606,904 of such shares were issued on March 7, 2000 to the former preferred shareholders and noteholders of CareCentric Solutions, Inc., which shares were converted from Series A Preferred Stock into CareCentric (formerly known as Simione Central Holdings Inc.) common shares in connection with the merger.

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

     Pursuant to a comprehensive settlement agreement on June 28, 2001, between Sterling Star, Inc., Mr. Ted Wade (President of Sterling Star, Inc.) and the Company, certain disputes related to the acquisition of a product named Tropical Software, were settled. Under the terms of the settlement, 10,000 shares of common stock originally issued to Sterling Star were returned to the Company and were cancelled.

     Preferred Stock-10,000,000 shares authorized

     Series B Preferred Stock -$.001 par value, 5,600,000 shares issued. The shares of Series B Preferred Stock are held by Mestek, Inc. (Mestek) and were issued in consideration of $6,000,000 paid to CareCentric on March 7, 2000, in the form of cash and debt forgiveness. The Series B Preferred shares, as originally issued, carried 2,240,000 common share votes (on a split-adjusted basis) and were entitled to a 9% annual cumulative dividend, among other rights. In connection with the Company's application for listing on the Nasdaq SmallCap Market, the Company reached an agreement with Mestek on June 12, 2000, under which Mestek agreed to allow the aforementioned number of common share votes to be reduced to 1,120,000 in consideration for the issuance by the Company to Mestek of a warrant to acquire up to 490,396 shares of CareCentric common stock, as more fully described below. On March 29, 2002, in connection with the refinancing commitments made to the Company by Mestek and John E. Reed (as further described in Note 13), Mestek transferred the voting rights associated with the Series B Preferred Stock to Mr. Reed.

     Series C Preferred Stock - $.001 par value, 850,000 shares issued. The shares of Series C Preferred Stock are held by Mestek and result from the conversion at the March 7, 2000 merger of a pre-existing $850,000 convertible note payable to Mestek. The Series C Preferred shares carry 170,000 common share votes (on a split adjusted basis) and are entitled to an 11% annual cumulative dividend, among other rights.

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

     Common Stock Warrants - In connection with the issuance of the Series B Preferred Stock described above, Mestek received a warrant to acquire up to 400,000 shares of the Company's common stock at a per share exercise price equal to $10.875. In connection with the waiver by Mestek of certain voting rights previously granted to it, Mestek received on June 12, 2000 a warrant to acquire up to 490,396 shares of the Company's common stock for a term of 3 years at a per share exercise price equal to $3.21. In connection with Mestek's guarantee of the Company's obligations under the line of credit from Wainwright Bank and Trust Company, as more fully explained in Note 6 to these Financial Statements, Mestek received on July 12, 2000 a warrant to acquire up to 104,712 shares of the Company's common stock for a term of 3 years at a per share exercise price

      CARECENTRIC NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


equal to $2.51. The aforementioned number of shares and per share prices are all on a split-adjusted basis. Other warrants existing prior to the merger transaction to acquire up to 25,000 shares of common stock remain outstanding.

     Stock Options - Options totaling 1,000 shares were outstanding and vested under the now discontinued 1997 SCHI NQ (Directors) Plan at an exercise price of $60.00. Non-plan options totaling 107,453 shares, of which 90,787 are exercisable, were outstanding at exercise prices ranging from $2.51 to $45.00. The Simione Central Holding Inc. 1997 Omnibus Equity-Based Plan (the "Plan") is the only continuing stock option plan of the Company. The Plan offers both incentive stock options and non-qualified stock options. The Company is authorized to grant options of up to 900,000 shares of common stock. Options totaling 465,206 shares were outstanding, of which 267,332 shares are exercisable, at exercise prices ranging from $2.51 to $73.55.

     In connection with the Simione/MCS merger on March 7, 2000, Mestek was granted a series of options to purchase a total of approximately 378,295 shares of the Company's common stock (on a split-adjusted basis). These options are exercisable only to the extent that outstanding CareCentric options, warrants or other conversion rights are exercised. These options were designed to prevent dilution of Mestek's ownership interest in the Company after the merger. As options, warrants and other common rights are forfeited or cancelled, Mestek's option rights are correspondingly reduced. Due to the contingent nature of these options, they have been excluded from the above tables. At March 31, 2002, 159,573 shares of such options were available under the original terms of issuance.

STOCK PURCHASE WARRANTS

     At March 31, 2002, the Company had outstanding warrants to purchase shares of the Company's common stock as follows:

                   EXERCISE
COMMON SHARES        PRICE         EXPIRATION DATE
---------------  --------------   -------------------

        25,000         $  5.00    February 24, 2005
       104,712         $  2.51    July 12, 2003
       490,396         $  3.21    June 30, 2003
       400,000         $ 10.88    March 7, 2003
---------------
     1,020,108
===============

NOTE 9 - RELATED PARTY TRANSACTIONS

     The Company has subleased certain space to Healthfield, Inc. which is a Mestamed customer and has a significant shareholder who was a former member of the board of directors of the Company. The original lease and related sublease expire on December 31, 2002 and required annual sublease payments equal to the original lease payments of approximately $730,000.

     R. Bruce Dewey is Vice-Chairman of the Board of Directors, and the President and Chief Operating Officer of Mestek and Winston R. Hindle, Jr., a director of the Company, is a director of Mestek. Mestek has certain investments in the Company in the form of notes, convertible notes, warrants, stock options and preferred stock as described in Note 6 and Note 8 to these Financial Statements.

     The Company has a note receivable from Simione Consultants, LLC of $611,000 at March 31, 2002. On September 28, 2001, the Company discontinued its Consulting business segment by closing the sale of certain of the assets of its wholly-owned subsidiary, Simione Consulting, Inc. ("Consulting") to Simione Consultants, LLC, which is owned and controlled by William J. Simione, Jr., a director and former officer of CareCentric. The total sales price was approximately $2.0 million plus the assumption of certain liabilities. The sale was made pursuant to an asset purchase agreement. William Simione, Jr. has resigned as an officer of, but remains a director of, CareCentric. The assets sold under the agreement included the Consulting accounts receivable, computer equipment, and miscellaneous prepaid expenses. Consideration received consisted of approximately $1.0 million in cash and $1.0 million in notes, $770,000 with a 36-month term and $230,000 with a 5-month term. The cash proceeds were used to pay down CareCentric's line of credit.

     As of March 31, 2002, the Company had a promissory note outstanding to Barrett C. O'Donnell, a director of the Company, as described in Note 6 to these Financial Statements.

      CARECENTRIC NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     John E. Reed is a director and a significant, but not controlling, shareholder of the Wainwright Bank and Trust Company which has provided the Company with a $6.0 million line of credit, as more fully explained in Note 6 to the Financial Statements.

     John E. Reed, Chairman of the Company and Chairman and Chief Executive Officer of Mestek, has provided the Company with a $6.0 million line of credit (unrelated to the Wainwright Bank and Trust $6.0 million line of credit described above) as more fully described in Note 6 to the Financial Statements and has also purchased $1.0 million of the Company's Series D Preferred Stock on June 12, 2000, as more fully described in Note 8 to these Financial Statements. An independent committee of the Company's Board of Directors, consisting of Barrett C. O'Donnell and David O. Ellis, negotiated the terms of Mr. Reed's debt and equity investments in the Company. The issuance of 398,406 shares of Series D Preferred Stock to Mr. Reed for his $1.0 million equity investment was based on a per share price of $2.51, which was the 5-day average closing price of CareCentric common stock as of the date of the final negotiation of the terms of Mr. Reed's purchase. The conversion price for Mr. Reed's $6.0 million loan, which converts into CareCentric common stock as described in more detail in Note 6 to these Financial Statements, is also $2.51 per share. On March 31, 2002, $4.5 million was outstanding under this credit facility, $3.5 million payable to Mr. Reed, and $1.0 million payable to Mestek pursuant to a participation agreement.

     Warrants were granted in June 2000 and July 2000 by the Company to Mestek in connection with its waiver of certain voting rights previously granted to it and in connection with its guarantee of the loan from Wainwright Bank and Trust Company to the Company. The terms of the warrants (as described in more detail in Note 8 to these Financial Statements) were based on negotiations by independent committees of the Boards of Directors of the Company and Mestek.

NOTE 10 -  LICENSE AGREEMENTS

     The Company licenses certain software products from third parties for incorporation in, or other use with, its products and is obligated to pay license fees in connection with such products. The Company sublicenses such products to its customers and collects fees in connection with such sublicensees.

NOTE 11 -  EXECUTIVE COMPENSATION

     The Company has entered into an employment agreement with its President and Chief Executive Officer, Mr. John Festa. Among other specific contents, Mr. Festa (i) has been granted 210,000 shares of Series E preferred stock, one half of which vest evenly over the course of three years from his hire date dependent upon his continued employment as President and CEO and one half of which are forfeitable pro rata over a three year period if certain financial milestones are not met, (ii) payment of an annual bonus of up to 50% of his annual salary based on completion of annual performance objectives, (iii) the possibility of receiving a special bonus which varies in dollar amount in the event there is a sale of the Company while Mr. Festa is President and CEO and for nine months thereafter. The Series E preferred stock was valued at approximately $210,000 and will be charged to earnings as earned. The amount representing unearned compensation is recorded as an increase in the stockholders deficit account. For the three months ended March 31, 2002, approximately $23,000 was recorded as current expense associated with earnings under this grant.

NOTE 12 - LIQUIDITY

     As disclosed in the financial statements, the Company's operations used significant amounts of cash in 2001. The Company has a working capital deficit of $15.1 million at March 31, 2002. During the first quarter of 2002, the Company continued to use its Wainwright Bank Credit Line and the Reed Credit Line in order to meet its working capital needs.

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

     As of May 9, 2002, the Company had untapped credit capacity of approximately $0.7 million from combined Wainwright Bank and Reed credit facilities. As discussed in Note 13 below, and pending shareholder approval, which is expected to be obtained, certain terms of the Wainwright and Reed credit facilities will be changed. The Company believes that a successful completion and closing of the refinancing and recapitalization plan (described in more detail in Note 13), in combination with the funds available from cash to be generated from future operations, will be sufficient to meet the Company's operating requirements through at least June 30, 2003, assuming no material adverse change in the operation of the Company's business. Notwithstanding the financial conditions prevailing in the home health marketplace, the Company

      CARECENTRIC NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


continued to fund significant product development initiatives during 2001 and intends to do so throughout 2002 by reinvesting the moneys saved in its re-engineering which was undertaken beginning on February 5, 2002. Nevertheless, until revenues increase sufficiently to cover fluctuations in forward-looking costs and operating expenses, the Company remains dependent on its majority shareholder for its working capital financing. The Company's majority shareholder has stated his intention and ability to continue to advance cash to the Company in accordance with the terms of his credit facility.

NOTE 13 - SUBSEQUENT EVENTS

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

     The refinancing and recapitalization transactions between the Company and each of Mestek and Reed are subject to the satisfaction of various conditions, including approval by the Company's shareholders at its annual meeting expected to be held in June 2002 and approvals by Mestek's board of directors and the Company's senior lender. The transactions contemplated by the commitment letters, if approved, would (i) reduce the total financing facilities of the Company by approximately $0.3 million, (ii) extend the guaranty by Mestek of the Company's senior line of credit with Wainwright Bank through the end of June 2003, (iii) refinance existing debt owed by the Company to Mestek and Reed to provide a deferral of both interest and principal for a period of two (2) years following the date that the commitment letters are approved, and (iv) restructure certain of the Company's existing voting securities and warrants held by Mestek and Reed.

     Management believes the required shareholder approvals will be obtained.

     On April 19, 2002, the Company received a letter from Nasdaq indicating that certain financial indicators as reported in the Company's December 31, 2001 financial statements were below applicable minimum requirements issued by Nasdaq to maintain listing on the Nasdaq SmallCap Market. The Company's current trading price and its write-off of certain non-cash, impaired intangible assets contributed to the Nasdaq letter. On May 10, 2002, the Company submitted a plan to Nasdaq that might allow the Company to work towards meeting Nasdaq's requirements for continued listing on the Nasdaq SmallCap Market. In the event the Company's plan does not receive acceptance, the Company's stock will be de-listed from Nasdaq. Nevertheless, the Company is considering the actions necessary to achieve continued trading on the OTC Bulletin Board.

     On April 22, 2002, the Company employed George M. Hare as its Senior Vice President and Chief Financial Officer. Mr. Hare has over twenty years of varied experience in both financial and operating management positions and holds a certified public accountant certificate from the state of Pennsylvania.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by such sections. When used in this report, the words "believe", "anticipate", "estimate", "expect", "plans", "intend", "likely", "will" and similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K which address activities, events, or developments which the Company expects or anticipates will or may occur in the future, including statements regarding the Company's competitive position, the successful development of its software products, the impact on the Company of actual or proposed regulatory changes, the Company's expectations regarding the adequacy of current financing arrangements, product demand and market growth, and other statements regarding future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, and expected future developments as well as other factors it believes are appropriate in the circumstances. The Company's future financial performance could differ significantly from that set forth herein, and from the expectations of management. Important factors that could cause the Company's financial performance to differ materially from past results and from those expressed in any forward looking statements include, without limitation, the inability to obtain additional capital resources, variability in quarterly operating results, customer concentration, product acceptance, long sales cycles, long and varying delivery cycles, the Company's dependence on business partners, emerging technological standards, changing regulatory standards, inability to retain or hire experienced and knowledgeable employees, risks associated with acquisitions, increased regulation of the health care industry, future consolidation of the health care industry, potential liability in connection with a Department of Labor investigation or IRS audit, the need to develop new and enhanced products, product delays and errors, competition, difficulty protecting intellectual property rights, and the risk factors detailed in the Company's Registration Statement on Form S-4 (File No. 333-96529) and in the Company's periodic reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods that we follow.

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

     Third-party software and computer hardware revenues are recognized when the related products are delivered. Software support agreements are generally renewable for one-year periods, and revenue derived from such agreements is recognized ratably over the period of the agreements. The Company has historically maintained high renewal rates with respect to its software support agreements. The Company generally charges for software implementation, training and technical consulting services as well as management consulting services on an hourly or daily basis. The Company offers "tiered pricing" for implementation of new systems whereby the customer pays a fixed fee for a certain level of packaged services and daily fees for services beyond the package.

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

ESTIMATE OF ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

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

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL

     The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following:

     o    significant   underperformance  relative  to  expected  historical  or
          projected future operating results;

     o significant changes in the manner of the Company's use of the acquired assets or the strategy for its overall business; and

     o    significant negative industry or economic trends.

     When the Company determines that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. After recording a $11.8 million impairment adjustment, net intangible assets amounted to $5.4 million as of December 31, 2001. See Note 5 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

EFFECT OF DISCONTINUED OPERATIONS AND SFAS NO. 142 ON MANAGEMENT DISCUSSION AND ANALYSIS

     To present a more meaningful analysis of operating performance, the comparison of the three months ended March 31, 2002 and March 31, 2001 compares the 2002 reported Financial Statements in the accompanying Financial Statements to a pro forma 2001 statement of operating results. The pro forma adjustments for the 2001 financial statements were to exclude the results of the discontinued operations of the Consulting segment of CareCentric, Inc. in September of 2001 (see Note 2 to the accompanying Financial Statements) and to reduce amortization expense for the effect of adopting SFAS No. 142 (see Note 1 to the accompanying Financial Statements).

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2002

     Net Revenues. Revenues (exclusive of the Consulting segment which was discontinued in September 2001) were $5.3 million for the three months ended March 31, 2002 and $5.7 million for the three months ended March 31, 2001. The $0.4 million decrease was mainly attributable to a reduction in software systems of $0.5 million to $1.6 million in 2002 from $2.1 million in 2001. Maintenance revenues were unchanged at $2.8 million in both 2002 and 2001.

     The Company believes that the economic conditions for the home healthcare marketplace, more fully discussed in the overview section of the Form 10-K for the period ended December 31, 2001, have now stabilized, and are expected to improve in the years ahead. The Company also recognizes the importance of successfully introducing new products using more current technologies, and the Company intends to continue to develop and invest in new products in 2002 and beyond.

     Cost of Revenues. Cost of revenues decreased $0.5 million, or 22.3%, to $1.7 million in 2002 from $2.2 million in 2001. As a percentage of total net revenues, cost of revenues decreased to 31.9% in 2002 from 37.7% in 2001. The $0.5 million decrease resulted primarily from cost cutting, changes in product mix and the decrease in revenues from software systems. The decrease as a percentage of total net revenues is due to the combined impact of many factors including efficiencies in installation and support costs resulting from reduced sales discounts and changes in product mix.

     Selling, General and Administrative. Selling, general and administrative expenses decreased $126,000, or 4.5%, to $2.7 million in 2002 from $2.8 million in 2001. As a percentage of total net revenues, selling, general and administrative expenses were 51.4% in 2002 and 49.3% in 2001. This dollar decrease was attributable to synergies derived from cost savings initiatives implemented in 2001 and 2002. Cost savings were primarily realized through the centralization of administrative functions and elimination of non-essential facilities and excess capacity.

     Research and Development. Research and development expenses decreased approximately $0.8 million, or 46.4%, to $0.9 million in 2002 from $1.7 million in 2001. As a percentage of total net revenues, research and development expenses decreased to 18.0% in 2002 from 30.9% in 2001. The decrease in research and development expenditures was primarily due to the Company's realignment of research efforts between existing and future platform products. Although the comparative value of research and expenditure expenses has fallen in the first quarter of 2002, the Company believes the 18% of revenue level experienced in the first quarter of 2002 is the proper amount to both enhance and maintain existing products. As the Company develops its next generation product platforms, research and development expenditures are expected to increase to a higher level than experienced in the first quarter of 2002.

     Amortization and Depreciation. Amortization and depreciation decreased by approximately $0.5 million to $0.4 million in 2002 from $1.0 million in 2001. This decrease is attributable to the net effect of the adoption of SFAS No. 142 and the reduction in amortization from the write off of the intangibles in the fourth quarter of 2001.

     Operating Loss. The Company's loss from continuing operations, reflecting the same assumptions as above for purposes of comparability, decreased from $2.0 million for the three months ended March 31, 2001 to $644,000 for the three months ended March 31, 2002. This decrease in loss from continuing operations is due to the combined effect of reductions in selling, general and administrative, research and development and amortization expenses. Continued high levels of research and development expenditures over the last two years are a material cause of the recurring loss from continuing operations, although the reduction in research and development expenses in the first quarter of 2002 versus the first quarter of 2001 positively contributed to the reduction in the first quarter operating loss reported for 2002 compared to 2001.

     Other Income (Expense). Interest expense related to borrowings under the Company's line of credit agreements and capital lease obligations increased by approximately $44,000 to $168,000 for the three months ended March 31, 2002 from $124,000 for the three months ended March 31, 2001. Interest and other income consist principally of interest income related to customer finance charges and the Company's short term cash investments and have decreased by approximately $128,000. The Company expects further increases in interest expense in 2002 due to increased borrowing.

     Income Taxes. The Company has not incurred or paid any substantial income taxes since March 2000. At December 31, 2001, CareCentric had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $36.7 million. Such losses expire beginning in 2010, if not utilized. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL carryforwards may be limited as to their utilization in any year. The Company has concluded that it is more likely than not that these NOL carryforwards will not be realized based on a weighing of available evidence at March 31, 2002, and accordingly, a 100% deferred tax valuation allowance has been recorded against these assets.

     Loss from Operations of Discontinued Segment. The loss of ($185,000) for the three months ended March 31, 2001 is attributable to the discontinued operations of the Consulting segment.

BACKLOG

     The Company's backlog associated with its software operations remained unchanged at approximately $3.2 million on March 31, 2002 and December 31, 2001, respectively. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees and professional services. The length of time required to complete an implementation depends on many factors outside the control of the Company, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete the implementation process. As a result, the Company may be unable to predict accurately the amount of revenue it will recognize in any period and therefore can make no assurances that the amounts in backlog will be recognized in the next three months.

LIQUIDITY AND CAPITAL RESOURCES

     In November 1999, CareCentric, prior to the merger with MCS and when its pre-merger name was Simione Central Holdings, Inc. (Simione) received $1.6 million of loans from Mestek ($850,000) and two stockholders of Simione ($750,000), Barrett C. O'Donnell and David Ellis, to fund operating needs and continue the execution of product strategies in the fourth quarter of 1999. The $850,000 loan from Mestek was converted into 850,000 shares of newly issued Series C Preferred stock of Simione at the closing of the MCS merger having 170,000 common shares votes and which are entitled to an 11.0% annual cumulative dividend. The loan from Mr. O'Donnell along with $100,000 in deferred salary were exchanged for a $600,000 subordinated note, convertible into common stock at $2.51 per share, with interest at 9% per annum and a maturity date of August 8, 2005. In January 2002, this loan was amended to change the interest rate to prime plus two percent and to change the terms of payment of interest for 2002 to require that one-half of the accrued interest be timely paid each quarter and the balance to be paid on December 31, 2003 or to be converted into an additional convertible note. The loan from Dr. Ellis was paid in full on July 12, 2000 from the credit facility provided by Wainwright Bank and Trust Company. See Note 6 to the accompanying Consolidated Financial Statements.

     In February 2000, Simione received an additional $1.0 million of loan proceeds from Mestek. The loan proceeds were used to fund Simione's operating needs until completion of the merger with MCS, and carried the same terms and security as the $3.0 million loan received from Mestek in September 1999. On March 7, 2000, the merger with MCS was completed and Mestek's notes evidencing the $1.0 million and $3.0 million loans, together with an additional $2.0 million in cash from Mestek, were converted into Series B Preferred Stock and a warrant to purchase CareCentric common stock. The consolidation of the accounts receivable of MCS into the then outstanding balance of Simione's accounts receivable provided an additional $1.5 million of borrowing capacity on the $5.0 million bank line of credit established by Simione in September 1999.

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


                 SOURCE                        FUNDING                  FORM               DATE CLOSED
-----------------------------------------  -----------------  -------------------------  ----------------

John E. Reed                                   $ 1,000,000    Series D Preferred Stock    June 22, 2000

John E. Reed                                     6,000,000    Line of Credit              June 22, 2000

Wainwright Bank and Trust Company                6,000,000    Line of Credit              July 12, 2000
                                           -----------------
                                               $13,000,000
                                           =================

     These three transactions are described in greater detail in Note 6 to the accompanying Consolidated Financial Statements. The Wainwright Bank and Trust Company line of credit was used to pay off the Silicon Valley Bank (the Company's commercial bank prior to the merger with MCS) line of credit, certain short-term loans from Mestek, and the note payable to David O. Ellis. The Wainwright Line of Credit expired July 11, 2001 and was renewed through July 11, 2002. Payment of the Wainwright Line of Credit is guaranteed by Mestek. Based upon representations received from Wainwright Bank, the Company expects the Line of Credit to be renewed through July 11, 2003. As of April 8, 2002, the Company owes Wainwright approximately $5,967,000 under the Line of Credit.

     The Company is obligated under an 18 month unsecured promissory note in the principal amount of $1,018,000 payable to Mestek which bears interest at prime plus one and one half percent (1.5%), with interest payable semiannually and which matures on June 30, 2003. This note covers funds advanced by Mestek to CareCentric to cover payroll and accounts payable obligations incurred by the Company during the period of its transition of senior lenders from Silicon Valley Bank to Wainwright Bank and Trust Company, accrued and unpaid interest thereon and the unreimbursed portion of Mr. R. Bruce Dewey's salary for the periods from November 9, 1999 to October 31, 2001.

     On June 22, 2000, the Company closed a financing with John E. Reed, a CareCentric director and the chief executive officer of Mestek, of up to $7 million. The financing consisted of $1 million in equity, and a $6 million subordinated revolving line of credit facility, convertible into common stock of CareCentric, with a 9% interest rate and five-year maturity. On December 31, 2001, the outstanding amount under the Credit Facility was $3.5 million, $1.0 million of which was participated to Mestek, and the balance of which was retained by Mr. Reed. On December 31, 2001, the facility was amended to change the interest rate to prime plus two percent, to change the payment terms for unpaid 2001 interest to require payment at December 31, 2003 or to convert the outstanding unpaid interest to additional convertible notes in the amount of $184,438 at the option of Mr. Reed, and in the amount of $40,463 at the option of Mestek, and to change the terms of payment of interest for 2002 to require that one-half be timely paid each quarter and the balance to be paid on December 31, 2003 or to be converted to additional convertible notes.

     During 2000, 2001 and the first quarter of 2002, the Company incurred operating losses and experienced significant problems collecting its accounts receivable because of the uncertain operating condition of its customers due to the negative effects of the current government limits over home medical cost reimbursement and the costs to date of developing, implementing and supporting The Smart Clipboard(R) product, which have been much higher than anticipated. In addition, sales revenue in 2000 was lower than planned in the core MestaMed(R), DME VI and STAT2 products while new sales of The Smart Clipboard(R) and Tropical products (now discontinued) did not develop as quickly as projected. The merger with Simione added additional products and resources and, importantly, added to the Company's critical mass of installed sites but the Company's longer term success will depend upon increased sales of new software systems and successful installation performance, including its point-of-care and MestaMed(R) systems. In this connection, the Company recorded a significant increase in bookings of new systems in several of its major product lines through March 2002. Bookings have increased steadily through the first quarter of 2002 and prospect opportunities have been clearly identified. The existing pipeline, if realized, will exceed the Company's 2002 bookings budget and cash flow needs.
Notwithstanding the financial conditions prevailing in the home health marketplace, the Company continued to fund significant product development initiatives during 2001. Accordingly, until revenues increase sufficiently to cover these forward-looking costs and operating expenses, the Company remains dependent on outside funding sources, including John E. Reed, Mestek and Wainwright Bank and Trust Company, for its working capital financing.

     On April 8, 2002, the Company secured two commitments for additional financing, from existing shareholders John Reed and Mestek. See Notes 12 and 13 to the Financial Statements. Mr. Reed and Mestek have agreed to provide $871,117 and $1,092,000 in short-term debt financing, respectively, to be refinanced along with other debt of the Company due such parties upon obtaining shareholder approval in June 2002.

     As of May 9, 2002, the Company had untapped credit capacity of approximately $0.7 million from the aforementioned Reed and Wainwright Bank facilities. The Company believes that a successful completion of its refinancing commitments from John Reed and Mestek, in combination with the funds available from its cash, cash equivalents and cash to be generated from future operations, will be sufficient to meet the Company's operating requirements, assuming no material adverse change in the operation of the Company's business, until at least December 31, 2002. See also Note 12 to Financial Statements.

     The table below summarizes the Company's debt and other contractual obligations:

                                                      PAYMENTS DUE BY PERIOD
                                                      ----------------------
                                                        LESS THAN
         CONTRACTUAL OBLIGATIONS             TOTAL       1 YEAR      1-3 YEARS   4-5 YEARS
         -----------------------             -----       ------      ---------   ---------

Long-Term Debt                             $ 6,343,000    $ --        $1,243,000  $5,100,000
Capital Lease Obligations                       27,000       27,000           --          --
Operating Leases                             5,145,000    2,359,000    2,114,000     672,000
Line of Credit                               5,967,000    5,967,000           --          --
Other Long-Term Obligations                  1,302,000      702,000      600,000          --
                                           -----------   ----------   ----------  ----------
Total Contractual Cash Obligations         $18,038,000   $8,669,000   $4,107,000  $5,262,000
                                           ===========   ==========   ==========  ==========

     As of March 31, 2002, the Company had negative working capital of $15.3 million and cash equivalents of $0.5 million. The Company's current liabilities as of March 31, 2002 include customer deposits of $2.1 million and unearned revenues of $4.1 million.

     Net cash used in operating activities for the years ended March 31, 2002 and March 31, 2001 was $1.1 million, and $1.7 million, respectively.

     Cash flows from financing activities include the Wainwright and Reed lines of credit borrowings during 2002.

     Inflation has not had, and is not expected to have, a material impact on the Company's operations. If inflation increases, the Company will attempt to increase its prices to offset increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.

IMPACT OF NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" SFAS No. 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2001 be recorded under the purchase method. This statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. These statements were adopted by the Company on January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized. In the place of amortization, the Company is required to periodically review the valuation of the Company's intangible assets using a discounted cash flow estimation approach. Following the accounting for impairment discussed immediately below, which has been made under the rules of SFAS No. 121, the effect of adopting SFAS No. 141 and 142 was limited to changes in amortization expense for the periods after December 31, 2001. Additionally, the assembled workforce intangible asset has been recharacterized as goodwill, which will no longer be amortized under the rules of SFAS No. 142.

     Accounting for impairment. For the years ended December 31, 2001, 2000 and 1999, the Company reported its accounting for intangible assets under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30. Under the rules of SFAS No. 121, the Company performs periodic analysis to determine if the Company's intangible assets have been impaired using a combination of discounted and undiscounted estimated cash flow estimations. In the fourth quarter of 2001, the Company determined that the combination of new technologies being integrated in the Company's current and future products would result in its existing product platforms having smaller future revenue generation capability. Additionally, the Company determined that the continued support of existing products while migrating to new technology platforms would result in a lower estimated cash value to the Company of existing products. The resulting impairment to the intangible assets of the Company was $11.8 million. As further detailed in Note 5 of the Financial Statements, the intangible assets of the Company, after the impairment charge, will be Developed Technologies, Customer Base and Assembled Workforce.

     On October 3, 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The primary objectives of this project were to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sales and to address significant implementation issues. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of the Accounting Principles Board (APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business), for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to see whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of SFAS No. 144 were adopted by the Company effective January 1, 2002. The impact of those provisions were not material to the Company's statement of financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     As of March 31, 2002, the Company's obligations include variable rate notes payable and a line of credit bank note with aggregate principal balances of approximately $12.3 million, which mature at various dates through 2005. The Company is exposed to the market risk of significant increases in future interest rates. Each incremental point change in the prime interest rate would correspondingly increase or decrease the Company's interest expense by approximately $107,000 per year.

     At March 31, 2002, the Company had accounts receivable of approximately $5.4 million net of an allowance for doubtful accounts of $1.2 million. The Company is subject to a concentration of credit risk because most of the accounts receivable are due from companies in the home health industry.


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

Item 2.  Change in Securities.

     On April 19, 2002, the Company received a letter from Nasdaq indicating that certain financial indicators as reported in the Company's December 31, 2001 financial statements were below applicable minimum requirements issued by Nasdaq to maintain listing on the Nasdaq SmallCap Market. The Company's current trading price and its write-off of certain non-cash, impaired intangible assets contributed to the Nasdaq letter. On May 10, 2002, the Company submitted a plan to Nasdaq that might allow the Company to work towards meeting Nasdaq's requirements for continued listing on the Nasdaq SmallCap Market. In the event the Company's plan does not receive acceptance, the Company's stock will be de-listed from Nasdaq. Nevertheless, the Company is considering the actions necessary to achieve continued trading on the OTC Bulletin Board.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)       Exhibits:

          3.1       Amended and Restated  Certificate  of  Incorporation  of the
                    Company.

          3.2 Certificate of Ownership and Merger of Simione Central Holdings, Inc. with and into CareCentric Inc. (Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K dated as of January 31, 2001 (file No. 000-22162)).

          3.3 Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-1 (Registration Number 333-25551) as filed with the Securities and Exchange Commission).

          3.4 Certificate of Designations, Preferences and Rights of Series E Preferred Stock of the Company (Incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-22162)).

          10.46 Convertible Note Agreement dated as of August 8, 2000 by and between the Company and Barrett C. O'Donnell.

          10.46.1 Convertible Promissory Note dated August 8, 2000 from the Company in favor of Barrett C. O'Donnell.

          10.46.2   First   Amendment  to   Convertible   Note   Agreement   and
                    Convertible Promissory Note dated as of January 21, 2002 by and between the Company and Barrett C. O'Donnell.

          (b)       Reports on Form 8-K:

                    On February 8, 2002, the Company filed a Form 8-K regarding its plan to realign its business.

                    On March 29, 2002, the Company filed a Form 8-K regarding a change to its 2001 earnings for an impairment write-down of goodwill and other intangible assets.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CARECENTRIC, INC.


Dated:  May 15, 2002                        By:/s/ George M. Hare
                                               --------------------------------
                                            GEORGE M. HARE
                                            Sr. Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

1470928