Form 10-Q
period 2002-06-30
CARECENTRIC INC
filed 2002-08-14
CIK 896157

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

                  FOR THE PERIOD ENDED JUNE 30, 2002

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from              to
                                                 ------------    ------------


                         Commission File Number: 0-22162

                                CARECENTRIC, INC.
             (Exact name of registrant as specified in its charter)


     DELAWARE                                               22-3209241
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)

     2625 CUMBERLAND PARKWAY, SUITE 310                        30339
     ATLANTA, GEORGIA                                        (zip code)
     (Address of principal
     executive offices)

(Registrant's telephone number, including area code)         (678) 264-4400


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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                 Outstanding at
     Class                                          7/31/02
     -----                                          -------
     COMMON STOCK, $.001 PAR VALUE               4,371,350 SHARES

================================================================================

                                CARECENTRIC, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - June 30, 2002 (unaudited) and December 31, 2001 (audited).

          Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 2002 and 2001 (unaudited).

          Consolidated Statements of Shareholders' Equity - Six Months Ended June 30, 2002 (unaudited).

          Consolidated Statements of Cash Flows - Six Months Ended June 30, 2002 and 2001 (unaudited).

          Notes  to   Consolidated   Financial   Statements   -  June  30,  2002
          (unaudited).

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

                                CARECENTRIC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30,            DECEMBER 31,
                                                                        2002                  2001
                                                                     (unaudited)            (audited)
                                                                     -----------            ---------
                              ASSETS

 Current assets:
     Cash and cash equivalents                                      $    471,000        $    201,000
     Accounts receivable, net of allowance for doubtful
       accounts of $1,343,000 and $1,042,000 respectively              6,112,000           4,185,000
     Prepaid expenses and other current assets                           530,000             608,000
     Notes receivable                                                    310,000             413,000
       Total current assets                                            7,423,000           5,407,000

Purchased software, furniture and equipment, net                       1,283,000           1,533,000
Intangible assets, net                                                 4,873,000           5,437,000
Long term notes receivable                                               312,000             431,000
                                                                   --------------      --------------
       Total assets                                                 $ 13,891,000        $ 12,808,000
                                                                   ==============      ==============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Line of credit                                                 $  5,882,000        $  5,572,000
     Accounts payable                                                  2,294,000           2,185,000
     Accrued compensation expense                                        582,000             593,000
     Accrued liabilities                                               6,460,000           6,574,000
     Customer deposits                                                 1,136,000           2,120,000
     Unearned revenues                                                 5,096,000           3,981,000
                                                                   --------------      --------------
       Total current liabilities                                      21,450,000          21,025,000
                                                                   --------------      --------------

Accrued liabilities, less current portion                                450,000             750,000

Note payable long-term                                                 7,099,000           5,343,000

Commitments and contingencies

Shareholders' deficit
     Preferred Stock: 10,000,000 shares authorized
     Series B Preferred, $.001 par value;
       5,600,000  issued and outstanding; liquidation value $1.31          6,000               6,000
     Series C Preferred, $.001 par value;
       850,000  issued and outstanding; liquidation value $1.00            1,000               1,000
     Series D Preferred, $.001 par value;
       398,000  issued and outstanding; liquidation value $3.07
     Series E Preferred, $.001 par value;
       210,000 issued and outstanding; liquidation value $1.02                --                  --
     Common stock, $.001 par value; 20,000,000 shares authorized;
       4,371,350 shares issued and outstanding at June 30, 2002
       and December 31, 2001                                               4,000               4,000
     Unearned compensation                                              (169,000)           (210,000)

     Additional paid-in capital                                       21,280,000          21,280,000
     Stock warrants                                                    1,000,000           1,000,000
     Accumulated deficit                                             (37,230,000)        (36,391,000)
       Total shareholders' deficit                                   (15,108,000)        (14,310,000)
                                                                   --------------      --------------
       Total liabilities and shareholders' deficit                  $ 13,891,000        $ 12,808,000
                                                                   ==============      ==============


                             See notes to consolidated financial statements


                                                     CARECENTRIC, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------------   ---------------------------------
                                                         2002              2001              2002              2001
                                                    ---------------   ---------------   ---------------   ---------------
                                                     (unaudited)       (unaudited)       (unaudited)       (unaudited)

Net revenues                                         $   5,848,000     $   5,657,000     $  11,101,000     $  11,385,000

Costs and expenses:
    Cost of revenues                                     1,785,000         2,360,000         3,460,000         4,517,000
    Selling, general and administrative                  2,589,000         2,711,000         5,288,000         5,536,000
    Research and development                               942,000         1,609,000         1,889,000         3,376,000
    Amortization and depreciation                          423,000           950,000           848,000         1,901,000
    Restructructuring Charge                                     -           675,000                 -           675,000
                                                    ---------------   ---------------   ---------------   ---------------
    Total costs and expenses                             5,739,000         8,305,000        11,485,000        16,005,000
                                                    ---------------   ---------------   ---------------   ---------------

Income (loss) from operations                              109,000        (2,648,000)         (384,000)       (4,620,000)

Other income (expense):
    Interest expense                                      (153,000)         (148,000)         (322,000)         (272,000)
    Interest and other income                               15,000            68,000            13,000           194,000
                                                    ---------------   ---------------   ---------------   ---------------
Loss before taxes                                          (29,000)       (2,728,000)         (693,000)       (4,698,000)
                                                    ---------------   ---------------   ---------------   ---------------

    Income tax benefit (expense)                                 -                 -                 -                 -

                                                    ---------------   ---------------   ---------------   ---------------
Loss from continuing operations                            (29,000)       (2,728,000)         (693,000)       (4,698,000)
                                                    ---------------   ---------------   ---------------   ---------------


Discontinued operation
    Loss from operations of
         discontinued segment before taxes                        -          (73,000)                 -         (258,000)
                                                    ---------------   ---------------   ---------------   ---------------
Net loss from discontinued operations                             -          (73,000)                 -         (258,000)

Net loss                                                   (29,000)       (2,801,000)         (693,000)       (4,956,000)
                                                    ===============   ===============   ===============   ===============

    Cumulative Preferred Dividends                          34,000          (178,000)         (146,000)         (354,000)
                                                    ---------------   ---------------   ---------------   ---------------
Net Profit (loss) available to common
    shareholders                                     $       5,000     $  (2,979,000)    $    (839,000)    $  (5,310,000)
                                                    ===============   ===============   ===============   ===============

Net loss per share - basic and diluted
    From continuing operations                       $       (0.01)    $       (0.62)    $       (0.16)    $       (1.12)
Net loss per share - basic and diluted
    From discontinued operations                     $           -     $       (0.02)    $           -     $       (0.06)
                                                    ---------------   ---------------   ---------------   ---------------
Net loss per share - basic and diluted
    From operations                                  $       (0.01)    $       (0.63)    $       (0.16)    $       (1.19)
                                                    ===============   ===============   ===============   ===============
Net loss per share - basic and diluted available
    to common shareholders                           $        0.00     $       (0.67)    $       (0.19)    $       (1.27)
                                                    ===============   ===============   ===============   ===============
Weighted average common shares -
    basic and diluted                                    4,371,000         4,418,000         4,371,000         4,178,000
                                                    ===============   ===============   ===============   ===============


                 See notes to consolidated financial statements


                                                            CARECENTRIC, INC.
                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                                                 FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                               (unaudited)


                                                                            ADDITIONAL                                    TOTAL
                         COMMON                PREFERRED        UNEARNED    PAID-IN                    ACCUMULATED     SHAREHOLDERS'
                    SHARES      STOCK       SHARES    STOCK   COMPENSATION  CAPITAL       WARRANTS        DEFICIT         DEFICIT
                  ----------- --------- ---------- ---------  ------------ -----------   -----------   ------------    -------------
Balance at
December 31, 2001  4,371,000   $ 4,000   7,058,000  $ 7,000    $(210,000)  $21,280,000     1,000,000   (36,391,000)    $(14,310,000)
                  ----------- --------- ---------- ---------  ------------ ------------  -----------   ------------    ------------


Amortization of
unearned
compensaton                                                       41,000                                                     41,000

Net loss                                                                                                   (839,000)       (839,000)
                  ----------- --------- ---------- ---------  ------------ ------------  -----------   ------------    -------------
Balance at
June 30, 2002     4,371,000    $ 4,000   7,058,000  $ 7,000    $(169,000)  $21,280,000     1,000,000    (37,230,000)   $(15,108,000)
                  ========== ========== ========== =========  ============ ============  ===========   =============   =============


                                                  See notes to Consolidated Financial Statements


                                CARECENTRIC, INC.
                     CONSOLOIDATED STATEMENTS OF CASH FLOW

                                                           THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                       -------------------------------------------------------------------------
                                                            2002               2001             2002             2001
                                                       ---------------- ----------------------------------- ---------------
                                                         (unaudited)       (unaudited)       (unaudited)     (unaudited)
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income (loss)                                    $    5,000      $  (2,979,000)       $  (839,000)    $ (5,310,000)


    ADJUSTMENTS  TO  RECONCILE  NET  LOSS
    TO NET  CASH  (USED  IN)  PROVIDED  BY
    OPERATING ACTIVITIES:
       Provision for doubtful accounts                        87,000            110,000            244,000          153,000
       Amortization and depreciation                         423,000          1,093,000            848,000        2,178,000
       Stock based compensation charge to earnings            18,000                  -             41,000                -

    CHANGES IN ASSETS AND LIABILITIES, NET OF
    ACQUISITIONS:
       Accounts receivable                                  (764,000)         1,296,000         (2,172,000)         376,000
       Prepaid expenses and other current assets              60,000            159,000             80,000         (242,000)
       Notes receivable                                       15,000           (139,000)            55,000         (139,000)
       Accounts payable                                     (338,000)           334,000            109,000        1,557,000
       Accrued compensation                                   39,000           (196,000)           (11,000)         201,000
       Accrued liabilities                                  (248,000)           100,000           (415,000)         (12,000)
       Customer deposits                                  (1,010,000)          (194,000)          (984,000)        (290,000)
       Unearned revenues                                     989,000           (828,000)         1,115,000       (1,392,000)
                                                       ---------------- ------------------ ---------------- ---------------
            Net cash used in operating activities           (724,000)        (1,244,000)        (1,929,000)      (2,920,000)
                                                       ---------------- ------------------ ---------------- ---------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of software, furniture and equipment            (13,000)          (257,000)           (34,000)        (376,000)
                                                       ---------------- ------------------ ---------------- ---------------
            Net cash used in investing activities            (13,000)          (257,000)           (34,000)        (376,000)
                                                       ---------------- ------------------ ---------------- ---------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                              756,000          1,279,000          1,756,000        2,979,000
    Increase (decrease) in line of credit                    (85,000)                 -            310,000               -
    Payments on capital lease obligation                       9,000             13,000                  -               -
    Proceeds from Consulting note receivable                  71,000                  -            167,000               -
                                                       ---------------- ------------------ ---------------- ---------------
            Net cash provided by  financing                  751,000          1,292,000          2,233,000        2,979,000
            activities                                 ---------------- ------------------ ---------------- ---------------

            Net change in cash and cash equivalents           14,000            (209,000)          270,000         (317,000)

    Cash and cash equivalents, beginning of period           457,000            254,000            201,000          362,000
                                                       ---------------- ------------------ ---------------- ---------------
    Cash and cash equivalents, end of period             $   471,000        $    45,000         $  471,000       $   45,000
                                                       ================ ================== ================ ===============
    Cash paid during period for interest                 $    74,000        $   171,000            155,000          274,000


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

     In the opinion of management, the financial statements include all material adjustments necessary for the presentation of the Company's financial position, results of operations and cash flow. The results of this period are not necessarily indicative of the results for the entire year.

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

     Revenues are derived from the licensing and sub-licensing of software, the sale of computer hardware, accessories and supplies, implementation and training products and services, forms and case plans, and software maintenance and support services. For the six months ended June 30, 2002, the Company recorded total revenues of $11.1 million. The Company's core product lines of STAT2 and

MestaMed accounted for 36.3% and 52.8%, respectively, of the $11.1 million in revenues.

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

     In addition to software licenses, software maintenance and support, and related hardware, the Company also provides a number of ancillary services including on site implementation and training, classroom training, consulting and "premium" and after-hours support. Revenues from such products and services are recognized monthly as such products are delivered and such services are performed.

PURCHASED SOFTWARE, FURNITURE AND EQUIPMENT

     Purchased software, furniture and equipment are carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. Those software and development expenses are accounted for as research and development costs.

SOFTWARE DEVELOPMENT EXPENSES

     Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. For the six months ended June 30, 2002 and the year ended December 31, 2001, the Company had no capitalized computer software and development costs.

CASH EQUIVALENTS

     All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

INTANGIBLE ASSETS AND LONG-LIVED ASSETS

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. The application of SFAS No. 121 resulted in an impairment loss of $11.8 million recorded in the fourth quarter of 2001. See Note 5. Prior to the impairment adjustment, the intangible assets arising from the CareCentric/MCS merger on March 7, 2000 were amortized using the straight-line method over the estimated useful lives of the related assets as more fully disclosed in Notes 4 and 5. The measurement of the recorded impairment was based upon comparing the projected undiscounted future cash flow from the use of the assets against the unamortized carrying value of the assets in the financial statements.

     Effective July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations" and effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". These new standards superseded the Company's previous accounting for intangible assets under SFAS No. 121 as discussed below in the section Impact of New Accounting Standards.

     In adopting SFAS No. 142, the Company ceased amortizing goodwill and reassessed the remaining life for developed technologies from 6 years to 4 years. An impairment test is required to be performed upon the adoption of SFAS No. 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators requiring interim review), the Company expects to perform impairment testing at the end of each fiscal year. Impairment adjustments recognized from future impairment tests, if any, generally are required to be recognized as operating expenses. In connection with adopting SFAS No. 142, the Company also reassesses the useful lives and the classification of its
identifiable   intangible   assets  to  determine   that  they  continue  to  be
appropriate.

     SFAS No. 144, which became effective for fiscal years beginning after December 15, 2001, provides a single accounting model for the disposal of long-lived assets. New criteria must be met to classify the asset as an asset held for sale. SFAS No. 144 also focuses on reporting the effect of a disposal. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

     Actual results of operations for the three months and six months ended June 30, 2002 and the pro forma results of operations for the three months and six months ended June 30, 2001, had the Company applied the provisions of SFAS No. 142 in that period, are as follows (the impact on amortization expense is the result of a cessation of amortization of goodwill, the changed remaining life of developed technologies and the effect of the impairment charge recorded in the fourth quarter of the year ended December 31, 2001):

                                                    --------------------------------  -----------------------------------
                                                      THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                    --------------------------------  -----------------------------------
                                                         2002             2001             2002               2001
                                                    ---------------- ---------------  ----------------   ----------------

     NET INCOME (LOSS) AVAILABLE TO COMMON               $    5,000  $  (2,979,000)      $  (839,000)      $ (5,310,000)
     SHAREHOLDERS

     Add back: Goodwill amortization                              -        422,000                  -           849,000

     Add back: Technology amortization                      249,000        333,000           498,000            666,000
                                                    ---------------- ---------------  ----------------   ----------------
     Adjusted net income                                $   254,000   $ (2,224,000)      $  (341,000)      $ (3,795,000)
                                                    ================ ===============  ================   ================
     NET INCOME(LOSS) PER SHARE - BASIC AND
     DILUTED

     Reported net income                                 $     0.00      $   (0.67)       $    (0.19)         $   (1.27)
     Goodwill amortization                                        -           0.10                 -               0.20
     Technology amortization                                   0.06           0.08              0.11               0.16
                                                    ---------------- ---------------  ----------------   ----------------
     Adjusted net income                                 $     0.06      $   (0.50)       $    (0.08)         $   (0.91)
                                                    ================ ===============  ================   ================
     Weighted average common shares-
     basic and diluted                                    4,371,000       4,418,000         4,371,000          4,178,000
                                                    ================ ===============  ================   ================

INCOME TAXES

     The Company accounts for income taxes using the asset/liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities. A valuation allowance reducing the total net deferred tax asset to zero has been recorded based on management's assessment that it is "more likely than not" that this net asset is not realizable.

NET (LOSS) EARNINGS PER SHARE

     The Company calculates earnings per share under SFAS No. 128, "Earnings Per Share." Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share for the three months and six months ended June 30, 2002 and June 30, 2001 exclude the effects of options, warrants and conversion rights as they would be anti-dilutive, and as a result, basic and diluted earnings are the same for the periods.

STOCK BASED COMPENSATION

     Employee stock options are accounted for under SFAS No. 123 (and its related interpretations) which allows the use of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". See Note 8 to the Consolidated Financial Statements.

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

NOTE 2 -- DISCONTINUED OPERATIONS

     The discontinued operations reported in the Company's results of operations for the three months and six months ending June 30, 2001 relate to the Company's Simione Consulting segment, which was sold on September 28, 2001. The Consulting business, prior to its sale, was the Company's only separately reported segment of business. Accordingly, the Company no longer reports segment information. The Consulting business segment was discontinued through a transaction pursuant to which certain of the assets of the Company's wholly-owned subsidiary, Simione Consulting, Inc., were sold to Simione Consultants, L.L.C. ("Simione"), which is owned and controlled by William Simione, Jr., a director of the Company. The total sales price was approximately $2.0 million plus the assumption of certain liabilities by Simione. The Company's net pre-tax loss on the disposal was approximately $2.6 million and resulted from a write-off of the intangible assets associated with the Consulting segment as identified at the merger date of March 7, 2000 with MCS.


                                                  THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                ---------------------------------  ---------------------------------
                                                     2002              2001             2002             2001
                                                ----------------  ---------------  ---------------- ----------------

    Operating Revenue                                  $      -        $   1,113          $      -        $   2,277

    Income before Provision for Income Taxes
                                                              -             (73)                 -            (258)

    Income from Discontinued Operations
         Net of Income Tax                             $      -        $    (73)          $      -       $    (258)



NOTE 3 - NOTES RECEIVABLE

     The Company has certain Notes Receivable of varying maturities which have resulted from the sale of the assets of the Consulting segment, and financing to a customer for purchase of a new software system. The Consulting segment Note Receivable is due from William Simione Jr., currently a director of the Company, the President and Chief Executive Officer of the acquirer of the Consulting business, Simione Consulting, LLC, and past Chief Executive Officer of the Consulting segment when it was part of the Company. The Customer note occurred in the normal course of business.

     The amounts and term of each note are summarized in the table below:

                                                              NOTES RECEIVABLE
                                        -------------------------------------------------------------
                                         CONSULTING             CUSTOMER               NOTE TOTAL
                                        -----------------    ------------------    ------------------

         Balance 12-31-01                      $ 707,000           $   137,000             $ 844,000
                                        =================    ==================    ==================

         Balance 6-30-2002                     $ 540,000           $    82,000             $ 622,000
                                        =================    ==================    ==================

         Interest Rate                             8.50%                 5.65%


NOTE 4 - PURCHASED SOFTWARE, FURNITURE AND EQUIPMENT

     Purchased software, furniture and equipment consisted of the following:

                                                                                                    DEPRECIATION
                                                     JUNE 30,               DECEMBER 31,              ESTIMATED
                                                       2002                     2001                USEFUL LIVES
                                               ----------------------   ----------------------   --------------------

Furniture and Fixtures                                  $  1,448,000              $ 1,428,000         10 years
Computer equipment and purchased software                  6,251,000                6,237,000          5 years
                                               ----------------------   ----------------------
                                                           7,699,000                7,665,000

Accumulated depreciation                                  (6,416,000)              (6,132,000)
                                               ----------------------   ----------------------
                                                         $ 1,283,000              $ 1,533,000
                                               ======================   ======================



NOTE 5 - INTANGIBLE ASSETS

     As a result of the merger with MCS on March 7, 2000, the Company capitalized $26.5 million of intangible assets. Those assets were amortized according to various lives ranging from five to nine years. In accordance with SFAS No. 121, the Company was required to periodically review the value of its intangible assets. During the fourth quarter of 2001, the Company's analysis and review, utilizing the methodology of SFAS No. 121, resulted in an $11.8 million impairment loss of the intangible assets of the Company. The major reasons for the impairment were new technologies being integrated in the Company's current and future products causing its existing product platforms to have reduced future revenue generation capability, and an expectation that immediate opportunities for new software sales are lower than were forecasted at the time of the merger with MCS.

     The following table summarizes the Company's changes in account balances for its intangible assets since the MCS merger on March 7, 2000.


                                                                                                    6/30/02
                          ORIGINAL          ASSETS          IMPARMENT           ACCUMULATED        NET BOOK    AMORTIZATION
                            COST           DISPOSED         WTITE-DOWN         AMORTIZATION          VALUE        PERIOD
                       ---------------  --------------- -------------------  ------------------  ---------------------------

Developed technology    $  10,650,000    $           -   $      (4,220,000)   $     (2,939,000)   $   3,491,000    4 years
Customer base               1,700,000         (510,000)                  -            (308,000)   $     882,000    9 years
Goodwill                   14,151,000       (2,906,000)         (7,580,000)         (3,165,000)   $     500,000
                       ---------------  --------------- -------------------  ------------------  --------------
                        $  26,501,000    $  (3,416,000)  $     (11,800,000)   $     (6,412,000)   $   4,873,000
                       ===============  =============== ===================  ==================  ==============

     Included in Note 1 to the Financial Statements is a table presenting actual results of operations for the three and six months ended June 30, 2002 and pro forma results of operations for the three months and six months ended June 30, 2001. The pro forma results for June 30, 2001 present the effect on earnings had the nonamortization provisions of SFAS No. 142 been applied and the effect of the write-off of the intangibles recorded in the fourth quarter of 2001.

NOTE 6 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

     As more fully discussed in Note 13, Subsequent Events, the notes payable and related capitalized interest obligations to Mestek, Inc. and J. E. Reed were restructured on July 1, 2002 pursuant to a plan approved by the Company's shareholders at the June 6, 2002 annual shareholders' meeting. All amounts and explanations of the

                                                                JUNE 30, 2002           DECEMBER 31, 2001
                                                        ----------------------     -----------------------
         SHORT TERM:
         Line of Credit                                       $     5,882,000             $     5,572,000
         Note Payable  - Mestek                                             -                           -
                                                        ----------------------     -----------------------
                                                              $     5,882,000             $     5,572,000
                                                        ======================     =======================
         LONG TERM:
         Convertible Note Payable - J.E.Reed (1)              $     4,331,000             $     3,500,000
         Note Payable  - Mestek                                     1,944,000                   1,019,000
         Convertible Note Payable - B.C.O'Donnell                     600,000                     600,000
         Note Payable  - J.E.Reed Capitalized interest                184,000                     184,000
         Note Payable  - Mestek Capitalized Interest                   40,000                      40,000
                                                        ----------------------     -----------------------
                                                              $     7,099,000             $     5,343,000
                                                        ======================     =======================

     (1) Includes Mestek's participation in the J.E.Reed Facility

Mestek and J. E. Reed notes payable included in this Note 6 are as they existed as of June 30, 2002 prior to the closing of the recapitalization.

     LINE OF CREDIT:

     On July 12, 2000, the Company entered into a $6.0 million Loan and Security Agreement facility with Wainwright Bank and Trust Company (the Wainwright Facility), a commercial bank, under which the Company granted a first priority position on substantially all of its assets as security. The Wainwright Facility was used to pay off the line of credit with Silicon Valley Bank, certain short-term loans from Mestek, Inc. (a related party, See Note 9), and a loan from David O. Ellis. Borrowings under the Wainwright Facility accrue interest at the bank's prime rate per annum and require monthly payments of interest. The Wainwright facility currently matures on November 30, 2002. The Company has submitted a request for, and expects approval by Wainwright, of a renewal of the line of credit for one year beginning October 1, 2002 through September 30, 2003. The Company's obligations under the Wainwright Facility are guaranteed by Mestek in consideration of which the Company has issued a warrant to Mestek to purchase 104,712 shares of the Company's common stock as more fully explained in
Note 8 to these Financial Statements.

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

     NOTE PAYABLE - MESTEK:

     The Company is obligated under an eighteen month unsecured promissory note in the principal amount of $1,019,000 payable to Mestek Inc. which bears interest at prime plus one and one half percent (1.5%), with interest payable semiannually and which matures on June 30, 2003. In addition to the $1,019,000 note, the Company is obligated under separate notes to Mestek in the amounts of $40,000, $535,000 and $350,000. These additional notes payable bear interest at prime plus two percent (2.0%) for the $40,000 note and prime plus one percent (1.0%) for the $535,000 and $350,000 notes until all principal and accrued interest amounts are paid in full. These funds were advanced by Mestek to CareCentric to cover payroll and accounts payable obligations incurred by the Company, working capital needs of the Company during the period of its transition of senior lenders from Silicon Valley Bank to Wainwright Bank and Trust Company, accrued and unpaid interest thereon and the unreimbursed portion of Mr. Bruce Dewey's salary for the periods from November 9, 1999 to October 31, 2001 when he was Chief Executive Officer of the Company.

     J.E. REED FACILITY:

     On June 22, 2000, the Company entered into a financing facility (the J. E. Reed Facility) provided by John E. Reed, Chairman of CareCentric and the Chairman and Chief Executive Officer of Mestek, Inc. The J. E. Reed Facility consists of a $6.0 million subordinated line of credit, convertible into common stock of the Company at a strike price of $2.51 per share, with interest at 9% per annum and a five-year maturity. The J. E. Reed Facility can be drawn down by the Company as needed in $500,000 increments and is secured by a second position on substantially all of the Company's assets. At June 30, 2002 and December 31, 2001, borrowings were equal to $4,331,000 and $3,500,000 respectively, $1,000,000 of which was participated to Mestek at June 30, 2002 and at December 31, 2001. On December 31, 2001, the facility was amended to change the interest rate to prime plus two percent (2.0%) and to change the payment term for unpaid 2001 interest to require payment on December 31, 2003, or convert the outstanding unpaid interest to additional convertible notes, in the amount of $184,438 at the option of Mr. Reed, and in the amount of $40,463 at the option of Mestek, and to change the terms of payment of interest for 2002 to require that one-half be timely paid each quarter and the balance be paid on December 31, 2003 or be converted to additional convertible notes.

     The Company is obligated under a number of capital lease obligations originally entered into by CareCentric related to computer equipment formerly used in CareCentric's business.

     The fair value of the Company's long-term debt is estimated based on the current interest rates offered to the Company for debt offered under the liquidity conditions and credit profile of the Company. Management believes the carrying value of debt and the contractual values of the outstanding letters of credit approximate their fair values as of June 30, 2002.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     CONTINGENCIES

     The Company is engaged in various legal and regulatory proceedings arising in the normal course of business which management believes will not have a material adverse effect on its financial position or results of operations.

     Simione Central Holding, Inc., a subsidiary of CareCentric now known as SC Holding, Inc. ("SC Holding"), was one of several defendants named in a "whistleblower" lawsuit related to alleged Medicare fraud filed under the False Claims Act in the Northern District of Georgia (U.S. ex re. McLendon v. Columbia/HCA Healthcare Corp., et al., No. 97-VC-0890 (N.D. Ga.)). The lawsuit involves alleged claims that SC Holding allegedly participated in a conspiracy with Columbia/HCA and other third parties to bill inflated and fraudulent claims to Medicare. On July 21, 1999, the Justice Department issued notice that it had elected not to join in the claims asserted against SC Holding by Donald
McLendon, who is a former employee of an unrelated service provider to Columbia/HCA. Although the Justice Department joined the suit with regard to other defendants, it specifically declined to intervene with regard to SC Holding. In late 2000, CareCentric was advised by Mr. McLendon's attorney that notwithstanding the declination by the Justice Department, Mr. McLendon intends to pursue "whistleblower" claims against SC Holding directly. Through August 7, 2002, no such action has been taken and nothing further has been heard from McLendon's attorney in over one year. Management believes that this claim has been abandoned. In the event a claim is asserted, however, CareCentric and SC Holding intend to vigorously defend against it.

     In addition, the Company has subleased several offices that it no longer uses; the Company remains contingently liable for the lease payments on these subleased offices.

     COMMITMENTS

     The Company leases its office facilities and certain equipment under various operating lease agreements. These leases require the Company to pay taxes, insurance, and maintenance expenses and provide for renewal options at the then fair market rental value of the property.

NOTE 8 - SHAREHOLDERS' EQUITY

     As more fully discussed in Note 13, Subsequent Events, the Company's Preferred Stock and Common Stock warrants were partially restructured on July 1, 2002 pursuant to a recapitalization plan approved by the Company's shareholders at the June 6, 2002 annual shareholders' meeting. All amounts and explanations of the Company's Preferred Stock and Common Stock warrants included in this Note 8 are as they existed at June 30, 2002 prior to the closing of the recapitalization on July 1, 2002.

     The Company's shareholders' equity (all on a split-adjusted basis) is comprised of the following:

     Common Shares - 20,000,000 shares authorized, $.001 par value, 4,371,350 shares issued and outstanding as of June 30, 2002 and December 31, 2001. 1,489,853 of such shares were issued on March 7, 2000 to the former MCS common shareholders. 606,904 of such shares were issued on March 7, 2000 to the former preferred shareholders and noteholders of CareCentric Solutions, Inc., which shares were converted from Series A Preferred Stock into CareCentric (formerly known as Simione Central Holdings, Inc.) common shares in connection with the merger.

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

     Pursuant to a comprehensive settlement agreement on June 28, 2001, between Sterling Star, Inc., Mr. Ted Wade (President of Sterling Star, Inc.) and the Company, certain disputes related to the acquisition of a product named Tropical Software were settled. Under the terms of the settlement, 10,000 shares of common stock originally issued to Sterling Star were returned to the Company and were cancelled.

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

     Series C Preferred Stock - $.001 par value, 850,000 shares issued. The shares of Series C Preferred Stock are held by Mestek and result from the conversion at the March 7, 2000 merger of a pre-existing $850,000 convertible note payable to Mestek. The Series C Preferred shares carry 170,000 common share votes (on a split adjusted basis) and are entitled to an 11% annual cumulative dividend, among other rights. As more fully explained in Note 13, Subsequent Events, in connection with the recapitalization plan approved by the shareholders of the Company at the June 6, 2002 annual shareholders' meeting and completed on July 1, 2002, the Series C Preferred Stock was terminated and all accumulated Series C Preferred Stock dividends through termination date were cancelled without payment. Accordingly, at June 30, 2002, $208,000 of accumulated Series C Preferred Stock dividends were cancelled and are included as an addition to earnings in the three months ended June 30, 2002.

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

Common Stock Warrants - In connection with the issuance of the Series B Preferred Stock described above, Mestek received a warrant to acquire up to 400,000 shares of the Company's common stock at a per share exercise price equal to $10.875. In connection with the waiver by Mestek of certain voting rights previously granted to it, Mestek received on June 12, 2000 a warrant to acquire up to 490,396 shares of the Company's common stock for a term of 3 years at a per share exercise price equal to $3.21. In connection with Mestek's guarantee of the Company's obligations under the line of credit from Wainwright Bank and Trust Company, as more fully explained in Note 6 to these Financial Statements, Mestek received on July 12, 2000 a warrant to acquire up to 104,712 shares of the Company's common stock for a term of 3 years at a per share exercise price equal to $2.51. The aforementioned number of shares and per share prices is all on a split-adjusted basis. Other warrants existing prior to the merger transaction to acquire up to 25,000 shares of common stock remain outstanding. The Company's outstanding Warrants as of June 30, 2002 are summarized in tabular form as follows:

           COMMON                 EXERCISE                  EXPIRATION
           SHARES                   PRICE                      DATE
        --------------------  ----------------------   -------------------------

                  490,396                $   3.21                June 30, 2003
                  400,000                $  10.88                March 7, 2003
                  104,712                $   2.51                July 12, 2003
                   25,000                $   5.00            February 24, 2005
        --------------------
                1,020,108
         ====================

     The warrants issued to Mestek to purchase 490,396 and 400,000 shares of Company common stock that were originally scheduled to expire on June 30, 2003 and March 7, 2003, respectively, were, as more fully explained in Note 13, Subsequent Events, cancelled and reissued with an exercise price of $1.00 per share and an expiration date of June 15, 2004, as part of the recapitalization plan effective July 1, 2002.

     Stock Options - Options totaling 1,000 shares were outstanding and vested under the now discontinued 1997 SCHI NQ (Directors) Plan at an exercise price of $60.00. Non-plan options totaling 107,453 shares, of which 90,787 are exercisable, ere outstanding at exercise prices ranging from $2.51 to $45.00. The Simione Central Holding Inc. 1997 Omnibus Equity-Based Plan (the "Plan") is the only continuing stock option plan of the Company. The Plan offers both incentive stock options and non-qualified stock options. The Company is authorized to grant options of up to 900,000 shares of common stock. As of June 30, 2002, options totaling 498,423 shares were outstanding, of which 174,595 shares are exercisable, at exercise prices ranging from $2.51 to $73.55.

     In connection with the Simione/MCS merger on March 7, 2000, Mestek was granted a series of options to purchase a total of approximately 378,295 shares of the Company's common stock (on a split-adjusted basis). These options are exercisable only to the extent that outstanding CareCentric options, warrants or other conversion rights are exercised. These options were designed to prevent dilution of Mestek's ownership interest in the Company after the merger. As options, warrants and other common rights are forfeited or cancelled, Mestek's option rights are correspondingly reduced. Due to the contingent nature of these options, they have been excluded from the above tables. At June 30, 2002, 159,573 shares of such options were available under the original terms of issuance.

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

     During the year ended December 31, 2001, R. Bruce Dewey was Vice Chairman of the Board of Directors, and president of the Company and Chief Operating Officer of Mestek Inc. Mr. Dewey was replaced by Mr. John R. Festa as President and Chief Executive Officer of the Company in October 2001 and did not stand for re-election to the Board of Directors in 2002.

     Winston R. Hindle, Jr., a director of the Company, is a director of Mestek. Mestek has certain investments in the Company in the form of notes, convertible notes, warrants, stock options and preferred stock as described in Notes 6, 8 and 13 to these Financial Statements.

     The Company has a note receivable from Simione Consultants, LLC of $540,000 at June 30, 2002. On September 28, 2001, the Company discontinued its Consulting business segment by closing the sale of certain of the assets of its wholly-owned subsidiary, Simione Consulting, Inc. ("Consulting") to Simione Consultants, LLC, which is owned and controlled by William J. Simione, Jr., a director and former officer of CareCentric. The total sales price was approximately $2.0 million plus the assumption of certain liabilities. The sale was made pursuant to an asset purchase agreement. William Simione, Jr. has resigned as an officer of, but remains a director of, CareCentric. The assets sold under the agreement included the Consulting accounts receivable, computer equipment, and miscellaneous prepaid expenses. Consideration received consisted of approximately $1.0 million in cash and $1.0 million in notes, $770,000 with a 36-month term and $230,000 with a 5-month term. The cash proceeds were used to pay down CareCentric's line of credit.

     As of June 30, 2002, the Company had a promissory note outstanding to Barrett C. O'Donnell, a director of the Company, as described in Note 6 to these Financial Statements.

     John E. Reed is a director and a significant, but not controlling, shareholder of the Wainwright Bank and Trust Company which has provided the Company with a $6.0 million line of credit, as more fully explained in Note 6 to the Financial Statements.

     John E. Reed, Chairman of the Company and Chairman and Chief Executive Officer of Mestek, has provided the Company with a $6.0 million line of credit (unrelated to the Wainwright Bank and Trust $6.0 million line of credit described above) as more fully described in Note 6 to the Financial Statements and has also purchased $1.0 million of the Company's Series D Preferred Stock on June 12, 2000, as more fully described in Note 8 to these Financial Statements. An independent committee of the Company's Board of Directors, consisting of Barrett C. O'Donnell and David O. Ellis, negotiated the terms of Mr. Reed's debt and equity investments in the Company. The issuance of 398,406 shares of Series D Preferred Stock to Mr. Reed for his $1.0 million equity investment was based on a per share price of $2.51, which was the 5-day average closing price of CareCentric common stock as of the date of the final negotiation of the terms of Mr. Reed's purchase. The conversion price for Mr. Reed's $6.0 million loan, which converts into CareCentric common stock as described in more detail in Note 6 to these Financial Statements, is also $2.51 per share. On June 30, 2002, $5.3 million was outstanding under this credit facility, $4.3 million payable to Mr. Reed, and $1.0 million payable to Mestek pursuant to a participation agreement. As more fully described in Note 13, Subsequent Events, the interest payment terms and conversion rights of Mr. Reed's loan to CareCentric were restructured on July 1, 2002 in accordance with a recapitalization plan approved by the shareholders of the Company.

     Warrants were granted in June 2000 and July 2000 by the Company to Mestek in connection with its waiver of certain voting rights previously granted to it and in connection with its guarantee of the loan from Wainwright Bank and Trust Company to the Company. The terms of the warrants (as described in more detail in Note 8 to these Financial Statements) were based on negotiations by independent committees of the Boards of Directors of the Company and Mestek. As more fully described in Note 13, Subsequent Events, the exercise price of Mestek's warrants were restructured on July 1, 2002 in accordance with a recapitalization plan approved by the shareholders of the Company.

 NOTE 10 - LICENSE AGREEMENTS

     The Company licenses certain software products from third parties for incorporation in, or other use with, its products and is obligated to pay license fees in connection with such products. The Company sublicenses such products to its customers and collects fees in connection with such sublicensees.

NOTE 11 - EXECUTIVE COMPENSATION

     The Company has entered into an employment agreement with its President and Chief Executive Officer, Mr. John Festa. Among other specific contents, Mr. Festa (i) has been granted 210,000 shares of Series E preferred stock, one half of which vest evenly over the course of three years from his hire date dependent upon his continued employment as President and CEO and one half of which are forfeitable pro rata over a three year period if certain financial milestones are not met, (ii) payment of an annual bonus of up to 50% of his annual salary based on completion of annual performance objectives, (iii) the possibility of receiving a special bonus which varies in dollar amount in the event there is a sale of the Company while Mr. Festa is President and CEO and for nine months thereafter. The Series E preferred stock was originally valued at approximately $210,000 and is being amortized as compensation expense over the three-year vesting period. The amount representing unearned compensation is recorded as an increase in the stockholders deficit account. For the three and six months ended June 30, 2002, approximately $18,000 and $41,000, respectively, was recorded as current expense associated with earnings under this grant.

NOTE 12 - LIQUIDITY

     As disclosed in the financial statements, the Company's operations used significant amounts of cash in 2001. The Company has a working capital deficit of $14.0 million at June 30, 2002. During the first six months of 2002, the Company occasionally used its Wainwright Bank Credit Line and the Reed Credit Line in order to meet its working capital needs.

     As of July 31, 2002, the Company had untapped credit capacity of approximately $0.6 million from the $6.0 million Wainwright Bank facility. As discussed in Note 13, Subsequent Events, below, the J. E. Reed facility, after including $445,000 of interest to be capitalized between July 1, 2002 and June 30, 2004, was fully utilized at July 31, 2002. The Company believes the combination of the funds available from cash to be generated from future operations and the Wainwright Bank facility will be sufficient to meet the Company's operating requirements through at least June 30, 2003, assuming no material adverse change in the operation of the Company's business.
Nevertheless, as revenues increase sufficiently to cover fluctuations in forward-looking costs and operating expenses, the Company does not expect to, but may need, the continued support of its majority shareholder to manage short-term working capital fluctuations. The Company's majority shareholder has stated he will consider and has the ability to continue to advance short term working capital loans to the Company on terms similar to his existing credit facility.

NOTE 13 - SUBSEQUENT EVENTS

     On July 1, 2002, the Company closed the recapitalization plan initiated on April 8, 2002. The recapitalization plan was approved by the common shareholders of the Company at the June 6, 2002 annual stockholders' meeting. The following is a summary of the material terms of the recapitalization plan on the Company's debt and equity positions:

     o Consolidation into a single $4.0 million note payable to Mestek of the value of i) all notes, $1.944 million at June 30, 2002, and accrued interest thereon payable to Mestek, plus ii) the $1.0 million participation by Mestek in the J.E. Reed facility plus iii) the $850,000 Series C Preferred Stock, after termination thereof, (effective July 1, 2002, this $850,000 will be subtracted from Shareholders Deficit and added to Long Term Notes Payable), plus iv) payment by Mestek to CareCentric of $129,748 cash on July 1, 2002.

     o Cancellation of the i) accumulated dividends on the Series C Preferred Stock (the accumulated dividends at June 30, 2002 were $208,000 and recorded as a reduction in preferred dividend expense and an increase in net earnings for the three month period ended June 30, 2002 since they were no longer a liability of the Company as of June 30, 2002)
          ii) warrants, held by Mestek, to purchase 104,712 shares of CareCentric common stock, and iii) options, held by Mestek, to purchase 159,573 shares of CareCentric common stock.

     o Consolidation of i) all notes, $4.331 million at June 30, 2002, and accrued interest thereon payable to J. E. Reed, less ii) the $1.0 million participation by Mestek in the J. E. Reed facility, into a $3.6 million note and a $0.103 million note.

     o The new $4.0 million Mestek note and the $3.6 million and $0.103 million J. E. Reed notes will accumulate interest at a per annum rate equal to six and one-quarter percent (6.25%) through June 30, 2004, at which time the accumulated interest on each note will be capitalized into the related note. After June 30, 2004, the principal and capitalized interest of the Mestek and J. E. Reed notes will accumulate interest at the per annum rate equal to six and one-quarter percent (6.25%) with interest compounded and payable quarterly. Together with any unpaid principal and accrued interest, the Mestek and J. E. Reed notes will mature and become payable on June 30, 2007.

     o The new $4.0 million Mestek note and the $3.6 million J. E. Reed note, together with the value of accrued interest may be converted at the rate of $1.00 per share into CareCentric common stock exercisable at any time after July 1, 2002. The new notes are subordinate to the Wainwright Bank $6.0 million line of credit.

     o Amendment of the terms of the Series B Preferred Stock (held by Mestek) to provide that each share is convertible in 1.072 shares of Common Stock.

     o    Amendment of the terms of the Series D Preferred  Stock (held by J. E.
          Reed) to provide that each share is convertible into 2.51 shares of common stock

     o Re-issuance of Mestek's warrants to purchase 400,000 shares and 490,396 shares, respectively, of common stock into new warrants to purchase the same number of shares of common stock at an exercise price of $1.00 per share and an expiration date of June 15, 2004.

     On April 19, 2002, the Company received a letter from Nasdaq indicating that certain financial indicators as reported in the Company's December 31, 2001 financial statements were below applicable minimum requirements issued by Nasdaq to maintain listing on the Nasdaq SmallCap Market. The Company's current trading price and its write-off of certain non-cash, impaired intangible assets contributed to the Nasdaq letter. On May 10, 2002, the Company submitted a plan to Nasdaq that might allow the Company to work towards meeting Nasdaq's requirements for continued listing on the Nasdaq SmallCap Market. On June 24, 2002, the Company submitted a letter to Nasdaq summarizing the effect of the capital restructuring approved by shareholders of the Company at the June 6, 2002 annual shareholders' meeting. In the event the Company's plan does not receive acceptance, the Company's stock will be de-listed from Nasdaq. Nevertheless, the Company is considering the actions necessary to achieve continued trading on the OTC Bulletin Board.

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

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods that we follow.

General

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the intangible assets, realization of deferred income taxes and the adequacy of allowances for returns and doubtful accounts. Actual amounts could differ significantly from these estimates.

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

RESULTS OF OPERATIONS

Effect of Discontinued Operations and SFAS No. 142 on Management Discussion and Analysis

     To present a more meaningful analysis of operating performance, the comparison of the three months and six months ended June 30, 2002 to June 30, 2001 compares the 2002 reported Financial Statements in the accompanying Financial Statements to a pro forma 2001 statement of operating results. The pro forma adjustments for the 2001 financial statements were to exclude the results of the discontinued operations of the Consulting segment of CareCentric, Inc. in September of 2001 (see Note 2 to the accompanying Financial Statements) and to reduce amortization expense for the effect of adopting SFAS No. 142 (see Note 1 to the accompanying Financial Statements).

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2002

     Net Revenues. Revenues (exclusive of the Consulting segment, which was discontinued in September 2001) were $5.8 million for the three months ended June 30, 2002 and $ 5.7 million for the three months ended June 30, 2001, or an increase of 3.4%. The $0.1 million increase was mainly attributable to an increase in software system sales and related income of $0.3 million to $3.2 million in 2002 from $2.9 million in 2001 offset by a decrease in maintenance revenues of $0.2 million to $2.5 in 2002 from $2.7 million in 2001.

     Cost of Revenues. Cost of revenues decreased $0.6 million, or 24.4%, to $1.8 million in 2002 from $2.4 million for the three months ended June 30, 2001. As a percentage of total net revenues, cost of revenues decreased to 30.5% in 2002 from 41.7% in 2001. The $0.7 million decrease resulted primarily from cost cutting and changes in product mix. The decrease as a percentage of total net revenues is due to the combined impact of many factors including improved efficiencies in installation procedures and reduced support costs resulting from lower sales discounts and changes in product mix.

     Selling, General and Administrative. Selling, general and administrative expenses decreased $0.1 million, or 4.5%, to $2.6 million for the three months ended June 30, 2002 from $2.7 million for the three months ended June 30, 2001. As a percentage of total net revenues, selling, general and administrative expenses were 44.3% for the three months ended June 30, 2002 and 47.9% for the three months ended June 30, 2001. This decrease was attributable to synergies derived from cost savings initiatives implemented in 2001 and 2002. Cost savings were primarily realized through the centralization of administrative functions and elimination of non-essential facilities and excess capacity.

     Research and Development. Research and development expenses decreased approximately $0.7 million, or 41.5%, to $0.9 million for the three months ended June 30, 2002 from $1.6 million for the three months ended June 30, 2001. As a percentage of total net revenues, research and development expenses decreased to 16.1% for the three months ended June 30, 2002 from 28.4% for the three months ended June 30, 2001. The decrease in research and development expenditures was primarily due to the Company's realignment of research efforts between existing and future platform products. Although the comparative total expenditure on research and development expenses has fallen in the second quarter of 2002, the Company believes the 16.1% of revenue level experienced in the second quarter of 2002 is the proper amount to both enhance and maintain existing products and begin development of new product platforms.

     Amortization and Depreciation. Amortization and depreciation decreased by approximately $0.5 million to $0.4 million for the three months ended June 30, 2002 from $0.9 million for the three months ended June 30, 2001. This decrease is attributable to the net effect of the adoption of SFAS No. 142 and the reduction in amortization from the write off of the intangibles in the fourth quarter of 2001.

     Operating income (Loss). The Company's net income from operations, reflecting the same assumptions as above for purposes of comparability, increased from a loss of $2.6 million for the three months ended June 30, 2001 to a net profit of $0.1 million for the three months ended June 30, 2002. This decrease in loss from continuing operations is due to the combined effect of stabilization and a modest increase in revenue, reductions in selling, general and administrative, research and development and amortization expenses.

     Other Income (Expense). Interest expense related to borrowings under the Company's line of credit agreements and capital lease obligations remained consistent for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Interest and other income consist principally of interest income related to customer finance charges and the Company's short term cash investments and have decreased by approximately $53,000. The Company expects a net increase in interest expense in 2002 caused by an increase in interest bearing debt in 2002.

     Income Taxes. The Company has not incurred or paid any substantial income taxes since March 2000. At December 31, 2001, CareCentric had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $36.7 million. Such losses expire beginning in 2010, if not utilized. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL carryforwards may be limited as to their utilization in any year. The Company has concluded that it is more likely than not that these NOL carryforwards will not be realized based on a weighing of available evidence at June 30, 2002, and accordingly, a 100% deferred tax valuation allowance has been recorded against these assets.

     Loss from Operations of Discontinued Segment. The loss of $73,000 for the three months ended June 30, 2001 was attributable to the discontinued operations of the Consulting segment.

     Cumulative Preferred Dividends. Cumulative preferred dividends for the three months ended June 30, 2002 were a contribution to profit of $34,000 compared to an increase to loss of $178,000 for the three months ended June 30, 2001. This contribution to profit was due to recognition of the earnings effect of the recapitalization plan approved by the shareholders of the Company at the June 6, 2002 annual shareholders' meeting and completed on July 1, 2002. Under the provisions of the recapitalization plan, the Company's Series C Preferred Stock was terminated and all accumulated Series C Preferred Stock dividends through termination date were cancelled without payment. Accordingly, at June 30, 2002, $208,000 of accumulated Series C Preferred Stock dividends were cancelled and are included as an addition to earnings in the three months ended June 30, 2002.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002

     Net Revenues. Total net revenues for the six months ended June 30, 2002 decreased by $0.3 million, or 2.5%, to $11.1 million in 2002 from $11.4 million in 2001. Revenues from software systems and related income remained unchanged at $5.7 million. Revenues from software maintenance decreased by $0.3 million, or 4.6%, to $5.4 million in 2002 from $5.7 million in 2001.

     Cost of Revenues. Total cost of revenues decreased approximately $1.1 million, or 23.4%, to $3.4 million for the six months ended June 30, 2002 from $4.5 million for the six months ended June 30, 2001. As a percentage of total revenues, cost of revenues decreased to 31.2% in 2002 from 39.7% in 2001. The $1.1 million decrease resulted primarily from cost cutting and changes in product mix. The decrease as a percentage of total net revenues is mainly the result of efficiencies in installation and support costs, reduced sales discounts and changes in product mix.

     Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased $0.2 million to $5.3 million for the six months ended June 30, 2002 from $5.5 million for the six months ended June 30, 2001. This decrease is principally attributable to the net effect of synergies derived from centralization of administrative functions and elimination of non-essential facilities and excess capacity. As a percentage of total net revenues, selling, general and administrative expenses were 47.6% for the six months ended June 30, 2002 compared with 48.6% for the six months ended June 30, 2001.

     Research and Development Expenses. Research and development expenses decreased $1.5 million, or 44.1%, to $1.9 million for the six months ended June 30, 2002 from $3.4 million for the six months ended June 30, 2001. As a percentage of total net revenues, these expenses decreased to 17.0% for the six months ended June 30, 2002 from 29.7% for the six months ended June 30, 2001. As the Company develops its next generation product platforms, research and development expenditures are expected to increase to a higher level than experienced in the first six months of 2002.

     Amortization and Depreciation. Amortization and depreciation decreased by $1.1 million to $0.8 million for the six months ended June 30, 2002 from $1.9 million for the six months ended June 30, 2001. This decrease is attributable to the net effect of the adoption of SFAS No. 142 and the reduction in amortization from the write off of the intangible assets in the fourth quarter of 2001.

     Other Income (Expense). Interest expense related to borrowings under the Company's line of credit agreements and capital lease obligations remained unchanged for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Interest and other income, which consist principally of interest income related to customer finance charges and the Company's short-term cash investments, have decreased by approximately $0.2 million. The Company expects a net increase in interest expense in 2002 caused by an increase in interest bearing debt in 2002.

BACKLOG

     The Company's backlog associated with its software operations remained consistent at approximately $3.2 million on June 30, 2002 and December 31, 2001, respectively. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees and professional services. The length of time required to complete an implementation depends on many factors outside the control of the Company, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete the implementation process. As a result, the Company may be unable to predict accurately the amount of revenue it will recognize in any period and therefore can make no assurances that the amounts in backlog will be recognized in the next three months.

LIQUIDITY AND CAPITAL RESOURCES

     In November 1999, CareCentric, prior to the merger with MCS and when its pre-merger name was Simione Central Holdings, Inc. (Simione), received $1.6 million of loans from Mestek ($850,000) and two stockholders of Simione ($750,000), Barrett C. O'Donnell and David Ellis, to fund operating needs and continue the execution of product strategies in the fourth quarter of 1999. The $850,000 loan from Mestek was converted into 850,000 shares of newly issued Series C Preferred stock of Simione at the closing of the MCS merger having 170,000 common shares votes and which are entitled to an 11.0% annual cumulative dividend. The loan from Mr. O'Donnell along with $100,000 in deferred salary were exchanged for a $600,000 subordinated note, convertible into common stock at $2.51 per share, with interest at 9% per annum and a maturity date of August 8, 2005. In January 2002, this loan was amended to change the interest rate to prime plus two percent and to change the terms of payment of interest for 2002 to require that one-half of the accrued interest be timely paid each quarter and the balance to be paid on December 31, 2003 or to be converted into an additional convertible note. The loan from Dr. Ellis was paid in full on July 12, 2000 from the credit facility provided by Wainwright Bank and Trust Company. See Note 6 to the accompanying Consolidated Financial Statements.

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

     Immediately after the Simione/MCS merger on March 7, 2000, the Company had cash and cash equivalents of $3.5 million and short and long term debt from all sources of $2.5 million, for a positive net cash/(debt) position of approximately $1.0 million. In order to supplement its capital resources, the Company, subsequent to the merger, undertook a search for additional capital resources, which resulted in the creation of the following credit and debt facilities and preferred equity securities:


                 SOURCE                    FUNDING                  FORM               DATE CLOSED
-------------------------------------  -----------------  -------------------------  ----------------

John E. Reed                               $ 1,000,000    Series D Preferred Stock    June 22, 2000

John E. Reed                                 6,000,000    Line of Credit              June 22, 2000

Wainwright Bank and Trust Company            6,000,000    Line of Credit              July 12, 2000
                                       -----------------

                                           $13,000,000
                                       =================

     These three transactions are described in greater detail in Note 6 to the accompanying Consolidated Financial Statements. The Wainwright Bank and Trust Company line of credit was used to pay off the line of credit from Silicon Valley Bank (the Company's commercial bank prior to the merger with MCS), certain short-term loans from Mestek, and the note payable to David O. Ellis. The Wainwright Line of Credit expired July 11, 2002 and has been extended through November 30, 2002. The Company has submitted a request for, and expects approval by Wainwright, of a renewal of the line of credit for one year beginning October 1, 2002 through September 30, 2003. Payment of the Wainwright Line of Credit is guaranteed by Mestek. As of July 31, 2002, the Company owes Wainwright approximately $5,425,000 under the Line of Credit.

     The Company is obligated under an 18 month unsecured promissory note in the principal amount of $1,019,000 payable to Mestek which bears interest at prime plus one and one half percent (1.5%), with interest payable semiannually and which matures on June 30, 2003. This note covers funds advanced by Mestek to CareCentric to cover payroll and accounts payable obligations incurred by the Company during the period of its transition of senior lenders from Silicon Valley Bank to Wainwright Bank and Trust Company, accrued and unpaid interest thereon and the unreimbursed portion of Mr. R. Bruce Dewey's salary for the periods from November 9, 1999 to October 31, 2001.

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

     On April 8, 2002, the Company secured two commitments for additional financing, from existing shareholders John Reed and Mestek. Mr. Reed and Mestek provided $871,117 and $1,092,000 in short-term debt financing, respectively. These additional loans were consolidated and restructured on July 1, 2002 in accordance a capital restructuring plan approved by the Company's shareholders. See Notes 6, 8 and 13 to the Financial Statements.

     During 2000, 2001 and the first quarter of 2002, the Company incurred operating losses resulting from numerous factors, including the uncertain operating condition of its customers due to the negative effects of the current government limits over home medical cost reimbursement, higher than anticipated costs of developing, implementing and supporting The Smart Clipboard(R) product and slower than expected completion of effective integration of the MCS and Simione Central organizations. In addition, sales revenue in 2000 was lower than planned in the core MestaMed(R), DME VI and STAT2 products while new sales of The Smart Clipboard(R) and Tropical products (now discontinued) did not develop as quickly as projected.

     The second quarter of 2002 is the first quarter of results with a completely re-engineered organization following the merger with Simione Central. Also, during the second quarter of 2002, the Company recorded a sustained increase in bookings of new systems in several of its major product lines and newly integrated third party software modules. The existing pipeline, if realized, will exceed the Company's 2002 bookings budget and generate cash flow for the rest of 2002 in excess of its operating needs. The Company projects funding requirements for product development initiatives will use all of these excess operating funds.

     As of July 31, 2002, the Company had untapped credit capacity of approximately $0.6 million from the $6.0 million Wainwright Bank facility. As discussed in Note 13, Subsequent Events, above, the J. E. Reed facility, after including $445,000 of interest to be capitalized between July 1, 2002 and June 30, 2004, was fully utilized at July 31, 2002. The Company believes the combination of the funds available from cash to be generated from future operations and the Wainwright Bank facility will be sufficient to meet the Company's operating requirements through at least June 30, 2003, assuming no material adverse change in the operation of the Company's business. Nevertheless, until revenues increase sufficiently to cover fluctuations in forward-looking costs and operating expenses, the Company may need the continued support of its majority shareholder to manage short-term working capital fluctuations. The Company's majority shareholder has stated he will consider and has the ability to continue to advance short term working capital loans to the Company on terms similar to his existing credit facility. See also Note 12 to Financial Statements.

     The table below summarizes the Company's debt and other contractual obligations at June 30, 2002:

                                                                 PAYMENTS DUE BY PERIOD
                                      ------------------------------------------------------------------------------
           CONTRACTUAL OBLIGATIONS         TOTAL           LESS THAN 1 YEAR         1-3 YEARS        4 - 5 YEARS

         Long-Term Debt                $     7,099,000    $                0    $      2,168,000    $     4,931,000
         Capital Lease Obligations              17,000                17,000                   -                  -
         Operating Leases                    4,562,000             2,359,000           2,114,000             89,000
         Line of Credit                      5,882,000             5,882,000                   -                  -
         Other Long-Term Obligations         1,152,000               702,000             450,000                  -
                                      -----------------  --------------------  ------------------  -----------------
         Total Contractual Cash
           Obligations                 $    18,712,000    $        8,960,000    $      4,732,000    $     5,020,000
                                      =================  ====================  ==================  =================


     As of June 30, 2002, the Company had negative working capital of $14.0 million and cash equivalents of $0.5 million. The Company's current liabilities as of June 30, 2002 include customer deposits of $1.1 million and unearned revenues of $5.1 million.

     Net cash used in operating activities for the six months ended June 30, 2002 and June 30, 2001 was $1.9 million and $2.9 million, respectively. Net cash used in operating activities for the three months ended June 30, 2002 and June 30, 2001 was $0.7 million and $1.2 million, respectively.

     Cash flows from financing activities during the six months ended June 30, 2002 include the Wainwright and Reed lines of credit borrowings.

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

     On October 3, 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The primary objectives of this project were to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sales and to address significant implementation issues. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of the Accounting Principles Board (APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business) for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to determine whether such assets should be reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of SFAS No. 144 were adopted by the Company effective January 1, 2002. The impact of those provisions were not material to the Company's statement of financial condition and results of operations.

     In April 2002, the FASB issued SFAS No. 145. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe SFAS No. 145 will have a material effect on its financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal. SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe SFAS No. 146 will have a material effect on its financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     As of June 30, 2002, the Company's obligations include variable rate notes payable and a line of credit bank note with aggregate principal balances of approximately $13.0 million, which mature at various dates through 2005. The Company is exposed to the market risk of significant increases in future interest rates. Each incremental point change in the prime interest rate would correspondingly increase or decrease the Company's interest expense by approximately $115,000 per year.

     At June 30, 2002, the Company had accounts receivable of approximately $6.1 million net of an allowance for doubtful accounts of $1.2 million. The Company is subject to a concentration of credit risk because most of the accounts receivable are due from companies in the home health industry.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     Neither CareCentric nor any of its subsidiaries is currently a party to any legal proceedings which would be material to the business or financial condition of the Company on a consolidated basis.

     Simione Central Holding, Inc., a subsidiary of CareCentric now known as SC Holding, Inc. ("SC Holding") was one of several defendants named in a "whistleblower" lawsuit related to alleged Medicare fraud filed under the False Claims Act in the Northern District of Georgia (U.S. ex re. McLendon v. Columbia/HCA Healthcare Corp., et al., No. 97-VC-0890 (N.D. Ga.)). The lawsuit involves alleged claims that SC Holding allegedly participated in a conspiracy with Columbia/HCA and other third parties to bill inflated and fraudulent claims to Medicare. On July 21, 1999, the Justice Department issued notice that it had elected not to join in the claims asserted against SC Holding by Donald
McLendon, who is a former employee of an unrelated service provider to Columbia/HCA. Although the Justice Department joined the suit with regard to other defendants, it specifically declined to intervene with regard to SC Holding. In late 2000, CareCentric was advised by Mr. McLendon's attorney that notwithstanding the declination by the Justice Department, Mr. McLendon intends to pursue "whistleblower" claims against SC Holding directly. Through August 7, 2002, no such action has been taken and nothing further has been heard from McLendon's attorney for over one year. Management believes that this claim has been abandoned. In the event a claim is asserted, however, CareCentric and SC Holding intend to vigorously defend against it.


Item 2.  Change in Securities.

     On April 19, 2002, the Company received a letter from Nasdaq indicating that certain financial indicators as reported in the Company's December 31, 2001 financial statements were below applicable minimum requirements issued by Nasdaq to maintain listing on the Nasdaq SmallCap Market. The Company's current trading price and its write-off of certain non-cash, impaired intangible assets contributed to the Nasdaq letter. On May 10, 2002, the Company submitted a plan to Nasdaq that might allow the Company to work towards meeting Nasdaq's requirements for continued listing on the Nasdaq SmallCap Market. On June 24, 2002, the Company submitted a letter to Nasdaq summarizing the effect of the capital restructuring approved by shareholders of the Company at the June 6, 2002 annual shareholders' meeting. In the event the Company's plan does not receive acceptance, the Company's stock will be de-listed from Nasdaq. Nevertheless, the Company is considering the actions necessary to achieve continued trading on the OTC Bulletin Board.

     At the Annual Meeting of Stockholders on June 6, 2002, the stockholders of the Company voted to amend the Company's Certificate of Incorporation to provide that:

     o the 5,600,000 shares of Series B Preferred Stock held by Mestek, Inc. will be convertible into shares of CareCentric common stock at an exchange rate of approximately 1.072 shares of common stock per share of Series B Preferred Stock, for a total of 6,000,000 shares of common stock.

     o the 398,406 shares of Series D Preferred Stock held by John Reed will be convertible into shares of CareCentric common stock at an exchange rate of 2.51 shares of common stock per share of Series D Preferred Stock, for a total of 1,000,000 shares of common stock.

The amendments were proposed as part of a refinancing plan for the Company.


Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 6, 2002, the Annual Meeting of Stockholders of CareCentric, Inc. was held. Stockholders present in person or by proxy holding 5,034,700 votes, based upon ownership of CareCentric common stock and preferred stock, were represented at the meeting.

Eight Directors of the Company were duly elected to hold office until the next Annual Meeting of Stockholders or until successors have been duly elected. The elected Directors and the affirmative votes were as follows:

                                                              VOTES AGAINST OR
NAME                                AFFIRMATIVE VOTES             WITHHELD
----                                -----------------             --------
Dr. David O. Ellis                         5,023,479                 11,148
John R. Festa                              5,024,106                 10,521
Barrett C. O'Donnell                       5,022,891                 11,736
Winston R. Hindle, Jr.                     5,023,466                 11,161
John E. Reed                               5,023,352                 11,275
Stewart B. Reed                            5,023,305                 11,322
William Simione, Jr.                       5,023,091                 11,536
Edward K. Wissing                          5,023,479                 11,148

The  Company's   financing  plan,   including  an  amendment  to  the  Company's
certificate of incorporation, was approved. The affirmative votes for this matter were as follows:

          AFFIRMATIVE VOTES            VOTES AGAINST       VOTES ABSTAINED
          -----------------            -------------       ---------------
              3,589,407                   10,317               27,404

Grant Thornton LLP was appointed as the Company's auditors for December 31, 2002. The affirmative votes for this matter were as follows:

          AFFIRMATIVE VOTES        VOTES AGAINST           VOTES ABSTAINED
          -----------------        -------------           ---------------
              5,026,171                5,796                    2,733


Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

                    3.1 Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 000-22162)).

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

                    3.5* Certificate    of   Amendment   of    Certificate    of
                         Designations,   Preferences  and  Rights  of  Series  B
                         Preferred Stock of the Company.

                    3.6* Certificate    of   Amendment   of    Certificate    of
                         Designations,   Preferences  and  Rights  of  Series  D
                         Preferred Stock of the Company.

                  10.47* Promissory Note in the original  principal  amount of
                         $4,000,000 dated as of July 1, 2002 from the Company and certain of its subsidiaries in favor of Mestek, Inc.

                 10.48* Secured Convertible Credit Facility and Security Agreement dated as of July 1, 2002 by and between the Company, SC Holding, Inc., CareCentric National, LLC and Mestek, Inc.

                 10.49* Promissory Note in the original principal amount of $3,555,555 dated as of July 1, 2002 from the Company and certain of its subsidiaries in favor of John E. Reed.

                 10.50* Amended and Restated Secured Convertible Credit Facility and Security Agreement dated as of July 1, 2002 by and between the Company, SC Holding, Inc., CareCentric National, LLC and John E. Reed.

                 10.51* Warrant for 400,000 shares of common stock dated as of July 1, 2002 by and between the Company and Mestek, Inc.

                 10.52* Warrant Exchange Agreement with respect to 400,000 shares of common stock dated as of July 1, 2002 by and between the Company and Mestek, Inc.

                 10.53* Warrant for 490,396 shares of common stock dated as of July 1, 2002 by and between the Company and Mestek, Inc.

                 10.54* Warrant Exchange Agreement with respect to 490,396 shares of common stock dated as of July 1, 2002 by and between the Company and Mestek, Inc.

                 10.55* Registration Rights Agreement dated as of July 1, 2002 by and between the Company and Mestek, Inc.

                 10.56* Promissory Note in the original principal amount of $103,818 dated as of July 1, 2002 from the Company and certain of its subsidiaries in favor of John E. Reed.

                  99.1*  Certification of Periodic Financial Reports.

------------------------
* Filed herewith.

         (b)      Reports on Form 8-K:


                    On April 30, 2002, the Company filed a Form 8-K regarding a letter from Nasdaq indicating that certain financial indicators as reported in the December 31, 2001 financial statements were below applicable minimum requirements issued by Nasdaq to maintain listing on the Nasdaq SmallCap Market.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CARECENTRIC, INC.


Dated:  August 14, 2002                  By: /s/ George M. Hare
                                            --------------------------------
                                            GEORGE M. HARE
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)



                                       33
1497065