Form 10-Q
period 2002-09-30
CARECENTRIC INC
filed 2002-11-12
CIK 896157

================================================================================
                                    FORM 10-Q
                             -----------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE PERIOD ENDED SEPTEMBER 30, 2002

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                   Outstanding at
               Class                                 10/31/02
               -----                                 --------

               COMMON STOCK, $.001 PAR VALUE      4,371,350 SHARES

================================================================================

                                CARECENTRIC, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


     PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets - September 30, 2002 (unaudited) and December 31, 2001 (audited).

               Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 2002 and 2001 (unaudited).

               Consolidated Statements of Shareholders' Equity - Nine Months Ended September 30, 2002 (unaudited).

               Consolidated Statements of Cash Flows - Three Months and Nine Months Ended September 30, 2002 and 2001 (unaudited).

               Notes to Consolidated Financial Statements - September 30, 2002 (unaudited).

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Item 4.   Controls and Procedures

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

                                                 CARECENTRIC, INC.
                                            CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30,         DECEMBER 31,
                                                                                   2002                 2001
                                                                              ---------------      ---------------
                                                                                (unaudited)           (audited)
                                                      ASSETS
 Current assets:
     Cash and cash equivalents                                                  $  1,058,000          $    201,000
     Accounts receivable, net of allowance for doubtful
       accounts of $1,299,000 and $1,042,000 respectively                          5,747,000             4,185,000
     Prepaid expenses and other current assets                                       590,000               608,000
     Notes receivable                                                                107,000               413,000
                                                                              ---------------       ---------------
       Total current assets                                                        7,502,000             5,407,000

Purchased software, furniture and equipment, net                                   1,154,000             1,533,000
Intangible assets, net                                                             4,590,000             5,437,000
Long term notes receivable                                                           431,000               431,000
                                                                              ---------------       ---------------
       Total assets                                                             $ 13,677,000          $ 12,808,000
                                                                              ===============       ===============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Line of credit                                                             $  5,125,000          $  5,572,000
     Accounts payable                                                              2,214,000             2,185,000
     Accrued compensation expense                                                    625,000               593,000
     Accrued liabilities                                                           6,408,000             6,574,000
     Customer deposits                                                             1,511,000             2,120,000
     Unearned revenues                                                             4,873,000             3,981,000
                                                                              ---------------       ---------------
       Total current liabilities                                                  20,756,000            21,025,000

Accrued liabilities, less current portion                                            300,000               750,000

Note payable long-term                                                             8,380,000             5,343,000

Commitments and contingencies

Shareholders' deficit
     Preferred Stock: 10,000,000 shares authorized
     Series B Preferred, $.001 par value;
       5,600,000  issued and outstanding; liquidation value $1.32                      6,000                 6,000
     Series C Preferred, $.001 par value;
       850,000  issued and outstanding; liquidation value $1.00                            -                 1,000
     Series D Preferred, $.001 par value;
       398,000  issued and outstanding; liquidation value $3.03                            -                     -
     Series E Preferred, $.001 par value;
       210,000 issued and outstanding; liquidation value $1.02                             -                     -
     Common stock, $.001 par value; 20,000,000 shares authorized;
       4,371,350 shares issued and outstanding at September 30, 2002 and
       December 31, 2001                                                               4,000                 4,000
     Unearned compensation                                                          (152,000)             (210,000)
     Additional paid-in capital                                                   20,430,000            21,280,000
     Stock warrants                                                                1,000,000             1,000,000
     Accumulated deficit                                                         (37,047,000)          (36,391,000)
                                                                              ---------------       ---------------
       Total shareholders' deficit                                               (15,759,000)          (14,310,000)
                                                                              ---------------       ---------------
       Total liabilities and shareholders' deficit                              $ 13,677,000          $ 12,808,000
                                                                              ===============       ===============


                                  See notes to consolidated financial statements

                                CARECENTRIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                              ------------------------------------   -------------------------------------
                                                   2002                2001                2002               2001
                                              ----------------   -----------------   ------------------   ----------------
                                                (unaudited)        (unaudited)         (unaudited)         (unaudited)

Net revenues                                     $  5,646,000       $   5,096,000        $  16,747,000     $   16,481,000

Costs and expenses:
    Cost of revenues                                1,739,000           1,973,000            5,200,000          6,490,000
    Selling, general and administrative             2,064,000           2,550,000            7,352,000          8,086,000
    Research and development                          891,000           1,413,000            2,780,000          4,789,000
    Amortization and depreciation                     424,000           1,011,000            1,272,000          2,912,000
    Restructructuring Charge                                -                   -                    -            675,000
                                                --------------     ----------------     ---------------   ----------------
    Total costs and expenses                        5,118,000           6,947,000           16,604,000         22,952,000
                                                --------------     ----------------     ---------------   ----------------

Income (loss) from operations                         528,000          (1,851,000)             143,000         (6,471,000)

Other income (expense):
    Interest expense                                 (174,000)            (39,000)            (495,000)          (311,000)
    Interest and other income                          12,000              29,000               26,000            223,000
                                                --------------      ---------------     ---------------   ----------------
Income (loss) before taxes                            366,000          (1,861,000)            (326,000)        (6,559,000)
                                                --------------      ---------------     ---------------   ----------------
    Income tax benefit (expense)                            -                   -                    -                  -
                                                --------------      ---------------     ---------------   ----------------
Income (loss) from continuing operations              366,000          (1,861,000)            (326,000)        (6,559,000)
                                                --------------      ---------------     ---------------   ----------------


Discontinued operation
    Loss on disposal of discontinued             $          -       $  (2,632,000)       $           -     $   (2,632,000)
    operations

    Loss from operations of
         discontinued segment before taxes                  -            (226,000)                   -           (483,000)

                                                --------------     ----------------     ---------------    ---------------
Net loss from discontinued operations                       -          (2,858,000)                   -         (3,115,000)

Net Income (loss)                                     366,000          (4,719,000)            (326,000)        (9,674,000)
                                                ==============     ================     ===============    ===============

    Cumulative Preferred Dividends                   (184,000)           (180,000)            (330,000)          (534,000)
                                                --------------     ----------------     ---------------    ---------------
Net Profit (loss) available to common
shareholders                                     $    182,000       $  (4,899,000)       $    (656,000)    $  (10,208,000)
                                                ==============     ================     ===============    ===============

Net Income (loss) per share - basic and
diluted
    From continuing operations                   $       0.08       $       (0.43)       $       (0.07)    $        (1.55)
Net loss per share - basic and diluted
    From discontinued operations                 $          -       $       (0.65)       $           -     $        (0.73)
                                                --------------     ----------------   -----------------   ----------------
Net Income (loss) per share - basic and
diluted
    From operations                              $       0.08       $       (1.08)       $       (0.07)    $        (2.28)
                                                ===============    ================   =================   ================
Net Income (loss) per share - basic and
diluted available
    to common shareholders                       $       0.04       $       (1.12)       $       (0.15)    $        (2.41)
                                                ================   ================   =================   ================
Weighted average common shares -
    basic and diluted                               4,371,000           4,371,000            4,371,000          4,243,000
                                                ================   ================   =================   ================

                                                         See notes to consolidated financial statements


                                                                          CARECENTRIC, INC.
                                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                                            (unaudited)

                                                                             ADDITIONAL                                TOTAL
                              COMMON            PREFERRED        UNEARNED      PAID-IN               ACCUMULATED    SHAREHOLDERS'
                         SHARES    STOCK    SHARES     STOCK   COMPENSATION    CAPITAL    WARRANTS     DEFICIT         DEFICIT
                       ---------- --------- --------- --------- ------------- ----------- ---------- -------------- --------------
Balance at
 December 31, 2001      4,371,000  $  4,000 7,058,000  $  7,000  $   (210,000)$21,280,000 $1,000,000  $ (36,391,000) $ (14,310,000)
                       ---------- --------- --------- --------- ------------- ----------- ---------- -------------- --------------
Amortization
 of unearned
 compensaton                                                           58,000                                               58,000

Cancellation
 of series C
 Preferred Stock                                         (1,000)                 (850,000)                                (851,000)

Net loss                                                                                                   (656,000)      (656,000)
                       ---------- --------- --------- --------- ------------- ----------- ---------- -------------- --------------
Balance at
 September 30, 2002     4,371,000  $  4,000 7,058,000  $  6,000  $   (152,000)$20,430,000 $1,000,000  $ (37,047,000) $ (15,759,000)
                       ========== ========= ========= ========= ============= =========== ========== ============== ==============


                                          See notes to Consolidated Financial Statements

                                                 CARECENTRIC, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                Three Months ended September 30,     Nine Months ended September 30,
                                                              ----------------------------------   ---------------------------------
                                                                     2002           2001                 2002               2001
                                                              ---------------  ----------------    ---------------   ---------------
                                                                 (unaudited)     (unaudited)         (unaudited)        (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                              $     182,000    $(4,899,000)        $   (656,000)     $ (10,209,000)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
(USED IN) PROVIDED BY OPERATING ACTIVITIES:
   Provision for doubtful accounts                                    56,000         99,000              300,000            252,000
   Amortization and depreciation                                     424,000      1,099,000            1,272,000          3,277,000
   Stock based compensation charge to earnings                        18,000              -               58,000                  -
   Loss on discontinued operations                                         -      2,632,000                    -          2,632,000


CHANGES IN ASSETS AND LIABILITIES, NET OF
ACQUISITIONS:
   Accounts receivable                                               310,000        649,000           (1,862,000)         1,025,000
   Prepaid expenses and other current assets                         (61,000)      (117,000)              18,000           (359,000)
   Notes receivable                                                  251,000       (660,000)             306,000           (799,000)
   Accounts payable                                                  (80,000)      (866,000)              29,000            691,000
   Accrued compensation                                               43,000        114,000               31,000            315,000
   Accrued liabilities                                              (193,000)       711,000             (588,000)           699,000
   Customer deposits                                                 375,000       (446,000)            (609,000)          (736,000)
   Unearned revenues                                                (223,000)       533,000              892,000           (859,000)
                                                              ---------------  ----------------    ---------------   ---------------
     Net cash provided by/(used in)
       operating activities                                        1,102,000     (1,151,000)            (809,000)        (4,071,000)
                                                              ---------------  ----------------    ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Assets and liabilities disposed of                                      -      1,715,000                    -          1,715,000
   Purchase of software, furniture
      and equipment                                                  (12,000)       (91,000)             (46,000)          (467,000)
                                                              ---------------  ----------------    ---------------   ---------------
     Net cash provided by/(used in)investing activities              (12,000)     1,624,000              (46,000)         1,248,000
                                                              ---------------  ----------------    ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                     1,281,000       (487,000)           3,037,000          2,492,000
   Increase (decrease) in line of credit                            (757,000)             -             (447,000)                 -
   Payments on capital lease obligation                               (9,000)             -              (28,000)                 -
   Proceeds from Consulting note receivable                         (167,000)             -                    -                  -
   Cancellation of series C Preferred Stock                         (850,000)             -             (850,000)                 -
                                                              ---------------  ----------------    ---------------   ---------------
      Net cash provided by/(used in)financing activities            (502,000)      (487,000)           1,712,000          2,492,000
                                                              ---------------  ----------------    ---------------   ---------------

      Net change in cash and cash equivalents                        588,000        (14,000)             857,000           (331,000)

   Cash and cash equivalents, beginning of period                    470,000         45,000              201,000            362,000
                                                              ---------------  ----------------    ---------------   ---------------

   Cash and cash equivalents, end of period                    $   1,058,000    $    31,000         $  1,058,000      $      31,000
                                                              ===============  =================   ===============   ===============

   Cash paid during period for interest                        $      83,000    $    92,000         $    238,000      $     366,000

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

     Revenues are derived from the licensing and sub-licensing of software, the sale of computer hardware, accessories and supplies, implementation and training products and services, forms and case plans, and software maintenance and support services. For the nine months ended September 30, 2002, the Company recorded total revenues of $16.7 million. The Company's core product lines of

STAT2 and MestaMed(R) accounted for 34.8% and 54.5%, respectively, of the $16.7 million in revenues.

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

SOFTWARE DEVELOPMENT EXPENSES

     Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. For the nine months ended September 30, 2002 and the year ended December 31, 2001, the Company had no capitalized computer software and development costs. Software and development expenses are accounted for as research and development costs.

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

         Actual results of operations for the three months and nine months ended September 30, 2002 and the pro forma results of operations for the three months and nine months ended September 30, 2001, had the Company applied the provisions of SFAS No. 142 in that period, are as follows (the impact on amortization expense is the result of a cessation of amortization of goodwill, the changed remaining life of developed technologies and the effect of the impairment charge recorded in the fourth quarter of the year ended December 31, 2001):


                                                     THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                  ---------------------------------------  ------------------------------------
                                                        2002                 2001                2002              2001
                                                  ------------------  -------------------  -----------------   ----------------

NET INCOME (LOSS) AVAILABLE TO COMMON
   SHAREHOLDERS                                    $       182,000     $     (4,899,000)    $      (656,000)    $  (10,208,000)

Add back: Goodwill amortization                                  -              427,000                   -          1,282,000
Add back: Technology amortization                          249,000              333,000             747,000            999,000
                                                  ------------------  -------------------  -----------------   ----------------
Adjusted net income                                $       431,000     $     (4,139,000)    $        91,000     $   (7,927,000)
                                                  ==================  ===================  =================   ================

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED

Reported net income                                $          0.04     $          (1.12)    $         (0.15)    $        (2.41)
Goodwill amortization                                            -                 0.10                  -                0.30
Technology amortization                                       0.06                 0.08                0.17               0.24
                                                  ------------------  -------------------  -----------------   ----------------
Adjusted net income                                $          0.10     $          (0.95)    $          0.02     $        (1.87)
                                                  ==================  ===================  =================   ================
Weighted average common shares-
basic and diluted                                        4,371,000            4,371,000           4,371,000          4,243,000
                                                  ==================  ===================  =================   ================

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

NET INCOME (LOSS) EARNINGS PER SHARE

     The Company calculates earnings per share under SFAS No. 128, "Earnings Per Share." Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share for the three months and nine months ended September 30, 2002 and September 30, 2001 exclude the effects of options, warrants and conversion rights as they would be anti-dilutive, and as a result, basic and diluted earnings are the same for the periods.

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

NOTE 2 -- DISCONTINUED OPERATIONS

     The discontinued operations reported in the Company's results of operations for the three months and nine months ending September 30, 2001 relate to the Company's Simione Consulting segment, which was sold on September 28, 2001. The Consulting business, prior to its sale, was the Company's only separately reported segment of business. Accordingly, the Company no longer reports segment information. The Consulting business segment was discontinued through a transaction pursuant to which certain of the assets of the Company's
wholly-owned  subsidiary,   Simione  Consulting,  Inc.,  were  sold  to  Simione
Consultants, L.L.C. ("Simione"), which is owned and controlled by William Simione, Jr., a director of the Company. The total sales price was approximately $2.0 million plus the assumption of certain liabilities by Simione. The Company's net pre-tax loss on the disposal was approximately $2.6 million and resulted from a write-off of the intangible assets associated with the Consulting segment as identified at the merger date of March 7, 2000 with MCS. Selected financial information for the discontinued Consulting segment is presented in the chart below (dollar amounts in thousands).

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                             --------------------------     ------------------------
                                                 2002           2001            2002          2001
                                             -------------- -----------     ------------- ----------

       Operating Revenue                      $     -       $       -        $     -        $ 2,277

       Income before Provision for Income
            Taxes                                   -          (2,858)             -         (3,115)

       Income from Discontinued Operations
            Net of Income Tax                 $     -       $  (2,858)       $     -        $(3,115)


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

     The amounts and term of each note are summarized in the table below:

                                                     NOTES RECEIVABLE
                                         ---------------------------------------
                                          CONSULTING   CUSTOMER NOTE     TOTAL
                                         ---------------------------------------

          Balance as of 12-31-01           $  707,000    $ 137,000    $ 844,000
                                         ============= ============ ============

          Balance as of 9-30-2002          $  467,000    $  71,000    $ 538,000
                                         ============= ============ ============

          Interest Rate                         8.50%        5.65%

NOTE 4 - PURCHASED SOFTWARE, FURNITURE AND EQUIPMENT

     Purchased software, furniture and equipment consisted of the following:

                                                                                DEPRECIATION
                                          SEPTEMBER 30,       DECEMBER 31,      ESTIMATED
                                              2002               2001           USEFUL LIVES
                                     -------------------  ------------------  ----------------

Furniture and Fixtures                 $  1,447,000       $  1,428,000          10 years
Computer equipment and
purchased software                        6,264,000          6,237,000           5 years
                                    -------------------- ------------------
                                          7,711,000          7,665,000

Accumulated depreciation                 (6,557,000)        (6,132,000)
                                    -------------------- ------------------
                                       $  1,154,000       $  1,533,000
                                  ====================== ==================



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

                                                                                                      9/30/2002
                             ORIGINAL            ASSETS          IMPARMENT         ACCUMULATED        NET BOOK     AMORTIZATION
                               COST             DISPOSED         WTITE-DOWN       AMORTIZATION          VALUE         PERIOD
                          ---------------    ---------------  -----------------  ----------------   -------------- -------------

    Developed technology   $  10,650,000      $          -     $  (4,220,000)     $ (3,189,000)      $   3,241,000       4 years

    Customer base              1,700,000          (510,000)                -          (341,000)      $     849,000       9 years

    Goodwill                  14,151,000        (2,906,000)       (7,580,000)       (3,165,000)      $     500,000
                          ---------------    ---------------  -----------------  ----------------   --------------
                           $  26,501,000      $ (3,416,000)    $ (11,800,000)     $ (6,695,000)      $   4,590,000
                          ===============    ===============  =================  ================   ==============


     Included in Note 1 to the Financial Statements is a table presenting actual results of operations for the three and nine months ended September 30, 2002 and pro forma results of operations for the three months and nine months ended
September 30, 2001. The pro forma results for September 30, 2001 present the effect on earnings had the nonamortization provisions of SFAS No. 142 been applied and the effect of the write-off of the intangibles recorded in the fourth quarter of 2001.

NOTE 6 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

     On July 1, 2002, the Company completed a recapitalization plan initiated on April 8, 2002. The recapitalization plan was approved by the common shareholders of the Company at the June 6, 2002 annual stockholders' meeting. The effect of the recapitalization plan is summarized below for each note payable and presented comparatively in the following chart at September 30, 2002 and December 30, 2001.

           NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

                                                           SEPTEMBER 30, 2002       DECEMBER 31, 2001
                                                          --------------------     -------------------
           SHORT TERM:
           Line of Credit                                   $   5,125,000             $    5,572,000
                                                          --------------------     -------------------
                                                            $   5,125,000             $    5,572,000
                                                          ====================     ===================

           LONG TERM:
           Convertible Note Payable - J.E. Reed (1)         $           -             $    3,500,000
           Note Payable - Mestek                                        -                  1,019,000
           Convertible Note Payable - B.C. O'Donnell              600,000                    600,000
           Note Payable - J.E. Reed Capitalized Interest                -                    184,000
           Note Payable - Mestek Capitalized Interest                   -                     40,000
           Convertible Note - Mestek                            4,063,000
           Convertible Note - J.E. Reed                         3,612,000
           Note Payable - J.E. Reed Accrued Interest              105,000
                                                          --------------------     -------------------
                                                            $   8,380,000             $    5,343,000
                                                          ====================     ===================

           (1) Includes Mestek's participation in the J.E. Reed Facility

     LINE OF CREDIT:

     On July 12, 2000, the Company entered into a $6.0 million Loan and Security Agreement facility with Wainwright Bank and Trust Company (the Wainwright Facility), a commercial bank, under which the Company granted a first priority position on substantially all of its assets as security. The Wainwright Facility was used to pay off the line of credit with Silicon Valley Bank, certain short-term loans from Mestek, Inc. (a related party, See Note 9), and a loan from David O. Ellis. Borrowings under the Wainwright Facility accrue interest at the bank's prime rate per annum and require monthly payments of interest. The Wainwright facility currently matures on October 1, 2003. The Company's obligations under the Wainwright Facility are guaranteed by Mestek in consideration of which the Company issued a warrant to Mestek to purchase 104,712 shares of the Company's common stock. As a result of the July 1, 2002 recapitalization, the warrant was cancelled.

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

     CONVERTIBLE NOTE PAYABLE - MESTEK:

     Prior to the July 1, 2002 recapitalization plan, the Company was obligated under a) an eighteen month unsecured promissory note in the principal amount of $1,019,000 payable to Mestek Inc., that earned interest at prime plus one and one half percent (1.5%), with interest payable semiannually and matured on September 30, 2003 and b) additional notes payable to Mestek in the amounts of $40,000, $535,000 and $350,000. These additional notes payable earned interest at prime plus two percent (2.0%) for the $40,000 note and prime plus one percent (1.0%) for the $535,000 and $350,000 notes until all principal and accrued interest amounts were paid in full. These funds were advanced by Mestek to CareCentric to cover payroll and accounts payable obligations incurred by the Company, working capital needs of the Company during the period of its transition of senior lenders from Silicon Valley Bank to Wainwright Bank and Trust Company, accrued and unpaid interest thereon and the unreimbursed portion of Mr. Bruce Dewey's salary for the periods from November 9, 1999 to October 31, 2001 when he was Chief Executive Officer of the Company.

     On July 1, 2002, under the terms of the recapitalization plan, all notes payable to Mestek by the Company were consolidated together with a) $1,000,000 of Mestek's previous participation in the J. E. Reed facility, b) accrued unpaid interest on all notes payable to Mestek aggregating $42,560, c) accrued unpaid interest on Mestek's participation in the J. E. Reed facility of $33,750, d) $850,000 of cancelled Mestek Series C Preferred stock, and d) $129,748 of cash paid on July 1, 2002 by Mestek to the Company to create a single consolidated $4,000,000 convertible note payable. The terms of the single consolidated Mestek note are that interest accrues and accumulates at a per annum rate equal to six and one-quarter percent (6.25%) through September 30, 2004, at which time the accumulated interest will be capitalized into the related note. After September 30, 2004, the principal and capitalized interest will accumulate interest at the per annum rate equal to six and one-quarter percent (6.25%) with interest compounded and payable quarterly. Together with any unpaid principal and accrued interest, the Mestek note will mature and become payable on June 30, 2007. Additionally, the new $4.0 million Mestek note and the $3.6 million J. E. Reed note, together with the value of accrued interest may be converted at the rate of $1.00 per share into CareCentric common stock exercisable at any time after July 1, 2002. The new notes are subordinate to the Wainwright Bank $6.0 million line of credit.

     CONVERTIBLE NOTE PAYABLE - J. E. REED:

     Prior to the July 1, 2002 recapitalization plan, the Company was obligated under a financing facility (the J. E. Reed Facility) provided by John E. Reed, Chairman of CareCentric and the Chairman and Chief Executive Officer of Mestek, Inc. The J. E. Reed Facility consisted of a $6.0 million subordinated line of credit, convertible into common stock of the Company at a strike price of $2.51 per share, with interest at 9% per annum and a five-year maturity. The J. E. Reed Facility was secured by a second position on substantially all of the Company's assets. At September 30, 2002 and December 31, 2001, borrowings were equal to $4,331,000 and $3,500,000 respectively, $1,000,000 of which was participated to Mestek at September 30, 2002 and at December 31, 2001. On December 31, 2001, the facility was amended to change the interest rate to prime plus two percent (2.0%) and to change the payment term for unpaid 2001 interest to require payment on December 31, 2003, or convert the outstanding unpaid interest to additional convertible notes, in the amount of $184,438 at the option of Mr. Reed, and in the amount of $40,463 at the option of Mestek, and to change the terms of payment of interest for 2002 to require that one-half be timely paid each quarter and the balance be paid on December 31, 2003 or be converted to additional convertible notes. On March 27, 2002 the Company received an additional $871,117 advance on the J.E. Reed Facility.

     On July 1, 2002, under the terms of the recapitalization plan, all principal amounts advanced under the J.E. Reed Facility, less the $1,000,000 participation by Mestek, together with interest accrued through December 31,2001 were consolidated into a single consolidated $3,555,555 convertible note payable. The terms of the single consolidated J.E. Reed note are that interest accrues and accumulates at a per annum rate equal to six and one-quarter percent (6.25%) through September 30, 2004, at which time the accumulated interest will be capitalized into the related note. After September 30, 2004, the principal and capitalized interest will accumulate interest at the per annum rate equal to six and one-quarter percent (6.25%) with interest compounded and payable quarterly. Together with any unpaid principal and accrued interest, the J. E. Reed note will mature and become payable on June 30, 2007. Additionally, the new $3.6 million J. E. Reed note, together with the value of accrued interest may be converted at the rate of $1.00 per share into CareCentric common stock exercisable at any time after July 1, 2002. The new notes are subordinate to the Wainwright Bank $6.0 million line of credit.

     NOTE PAYABLE - J. E. REED ACCRUED INTEREST:

     Under the terms of the July 1, 2002 recapitalization, $103,818 of accrued interest earned on all advances under the J.E. Reed Facility during the period January 1, 2002 and June 30, 2002 was capitalized into a separate note payable that accrues and accumulates interest at a per annum rate equal to six and one-quarter percent (6.25%) through September 30, 2004, with interest compounded quarterly. After September 30, 2004, the accumulated interest will be capitalized into the related note and the principal and capitalized interest will accumulate interest at the per annum rate equal to six and one-quarter percent (6.25%) with interest compounded and payable quarterly. Together with any unpaid principal and accrued interest, the separate J. E. Reed accrued interest note will mature and become payable on June 30, 2007. The J. E. Reed accrued interest note is subordinate to the Wainwright Bank $6.0 million line of credit.

     CAPITAL LEASE OBLIGATIONS:

     The Company is obligated under a number of capital lease obligations originally entered into by CareCentric related to computer equipment formerly used in CareCentric's business.

     The fair value of the Company's long-term debt is estimated based on the current interest rates offered to the Company for debt offered under the liquidity conditions and credit profile of the Company. Management believes the carrying value of debt and the contractual values of the outstanding letters of credit approximate their fair values as of September 30, 2002.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

     Simione Central Holding, Inc., a subsidiary of CareCentric now known as SC Holding, Inc. ("SC Holding"), was one of several defendants named in a "whistleblower" lawsuit related to alleged Medicare fraud filed under the False Claims Act in the Northern District of Georgia (U.S. ex re. McLendon v. Columbia/HCA Healthcare Corp., et al., No. 97-VC-0890 (N.D. Ga.)). The lawsuit involves alleged claims that SC Holding allegedly participated in a conspiracy with Columbia/HCA and other third parties to bill inflated and fraudulent claims to Medicare. On July 21, 1999, the Justice Department issued notice that it had elected not to join in the claims asserted against SC Holding by Donald
McLendon, who is a former employee of an unrelated service provider to Columbia/HCA. Although the Justice Department joined the suit with regard to other defendants, it specifically declined to intervene with regard to SC Holding. In late 2000, CareCentric was advised by Mr. McLendon's attorney that notwithstanding the declination by the Justice Department, Mr. McLendon intends to pursue "whistleblower" claims against SC Holding directly. Through November 8, 2002, no such action has been taken and nothing further has been heard from McLendon's attorney in over one year. Management believes that this claim has been abandoned. In the event a claim is asserted, however, CareCentric and SC Holding intend to vigorously defend against it.

     In addition, the Company has subleased several offices that it no longer uses; the Company remains contingently liable for the lease payments on these subleased offices.

NOTE 8 - SHAREHOLDERS' EQUITY

     On July 1, 2002, the Company completed a recapitalization plan initiated on April 8, 2002. The recapitalization plan was approved by the common shareholders of the Company at the June 6, 2002 annual stockholders' meeting. Under the terms of the recapitalization plan, the Company's Preferred Stock and Common Stock warrants were partially restructured. The effect of the recapitalization plan is summarized below for each class of equity.

     The Company's shareholders' equity (all on a split-adjusted basis) is comprised of the following:

     COMMON SHARES - 20,000,000 SHARES AUTHORIZED

     Common Shares - 20,000,000 shares authorized, $.001 par value, 4,371,350 shares issued and outstanding as of September 30, 2002 and December 31, 2001. 1,489,853 of such shares were issued on March 7, 2000 to the former MCS common shareholders. 606,904 of such shares were issued on March 7, 2000 to the former preferred shareholders and noteholders of CareCentric Solutions, Inc., which shares were converted from Series A Preferred Stock into CareCentric (formerly known as Simione Central Holdings, Inc.) common shares in connection with the merger.

     Pursuant to the terms of the July 12, 1999 merger agreement by which Simione acquired the stock of CareCentric Solutions, Inc., the Company was required to issue up to an additional 606,904 shares of common stock to the former preferred shareholders and noteholders of CareCentric Solutions if the average closing price of the Company's stock for the period October 1, 2000 through December 31, 2000 is not equal to or greater than $15.00 per share. Since the Company's average closing stock price for the fourth quarter of 2000 was less than $15.00 per share, on March 19, 2001, the Company issued 593,688 shares of its common stock to the former preferred shareholders and noteholders of CareCentric Solutions. As required by generally accepted accounting principles, no value was assigned to these shares as it was deemed not to impact total consideration paid. The Company asserted that it was not required to issue 13,216 additional shares of its common stock as well as 150,740 shares of common stock that were being held in escrow under the terms of the CareCentric Solutions Merger Agreement based upon various indemnification and expense overages claims the Company had against the former CareCentric Solutions preferred shareholders and noteholders. On May 16, 2001, the Company finalized a settlement of these claims with the representative of the former CareCentric Solutions parties pursuant to which 88,586 shares of common stock were released from escrow and distributed to the former CareCentric Solutions preferred shareholders and noteholders, the remaining 62,154 escrow shares were cancelled, no additional shares of common stock will be issued, and the parties executed a comprehensive settlement agreement.

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

     PREFERRED STOCK-10,000,000 SHARES AUTHORIZED

     Series B Preferred Stock -$.001 par value, 5,600,000 shares issued. The shares of Series B Preferred Stock are held by Mestek, Inc. (Mestek) and were issued in consideration of $6,000,000 paid to CareCentric on March 7, 2000, in the form of cash and debt forgiveness. The Series B Preferred shares, as originally issued, carried 2,240,000 common share votes (on a split-adjusted basis) and were entitled to a 9% annual cumulative dividend, among other rights. In connection with the Company's application for listing on the Nasdaq SmallCap Market, the Company reached an agreement with Mestek on June 12, 2000, under which Mestek agreed to allow the aforementioned number of common share votes to be reduced to 1,120,000 in consideration for the issuance by the Company to Mestek of a warrant to acquire up to 490,396 shares of CareCentric common stock, as more fully described below. On March 29, 2002, in connection with the refinancing commitments made to the Company by Mestek and John E. Reed (as further described in Note 13), Mestek transferred the voting rights associated with the Series B Preferred Stock to Mr. Reed. As a result of the July 1, 2002 recapitalization plan, the terms of the Series B Preferred Stock were amended to provide that each share is convertible into 1.072 shares of common stock.

     Series C Preferred Stock - $.001 par value, 850,000 shares issued. As a result of the July 1, 2002 recapitalization plan, the Series C Preferred Stock was cancelled, and the $850,000 of cash value originally contributed by Mestek was consolidated into a Mestek convertible Note as more fully described in Note 6 above. $208,000 of accumulated and unpaid dividends through June 30, 2002 on the Series C Preferred Stock were cancelled and recorded as a reduction in preferred dividend expense and an increase in net income at June 30, 2002.

     Prior to the July 1, 2002 capital restructuring, the shares of Series C Preferred Stock were held by Mestek and resulted from the conversion at the March 7, 2000 merger of a pre-existing $850,000 convertible note payable to Mestek. The Series C Preferred shares carried 170,000 common share votes (on a split adjusted basis) and were entitled to an 11% annual cumulative dividend, among other rights.

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

     As of September 30, 2002, the Company had a cumulative preferred dividends liability of $1,594,700 comprised of $1,384,890 for Series B Preferred shares, $204,315 for Series D Preferred shares and $ 5,495 for Series E Preferred shares. Cumulative preferred dividends payable are included in the accrued liabilities account presented on the Consolidated Balance Sheets in the accompanying financial statements.

     WARRANTS AND OPTIONS

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

     As a result of the July 1, 2002 capital restructuring, the warrants issued to Mestek to purchase 490,396 and 400,000 shares of Company common stock were cancelled and reissued with an exercise price of $1.00 per share and an expiration date of June 15, 2004. Additionally, the warrants issued to Mestek to purchase 104,712 shares of the Company's common stock were cancelled.

     The Company's outstanding Warrants as of September 30, 2002 are summarized in tabular form as follows:

          COMMON              EXERCISE               EXPIRATION
          SHARES                PRICE                   DATE
       ---------------  ----------------------  ---------------------
              490,396     $     1.00             June 15, 2004
              400,000     $     1.00             June 15, 2004
                          $     5.00             February 24, 2005
               25,000
       ---------------
              915,396
       ===============

     Stock Options - Options totaling 1,000 shares were outstanding and vested under the now discontinued 1997 SCHI NQ (Directors) Plan at an exercise price of $60.00. Non-plan options totaling 107,453 shares, of which 90,787 are exercisable, are outstanding at exercise prices ranging from $2.51 to $45.00. The Simione Central Holding Inc. 1997 Omnibus Equity-Based Plan (the "Plan") is the only continuing stock option plan of the Company. The Plan offers both incentive stock options and non-qualified stock options. The Company is authorized to grant options of up to 900,000 shares of common stock. As of September 30, 2002, options totaling 486,894 shares were outstanding, of which 173,566 shares are exercisable, at exercise prices ranging from $1.00 to $73.55.

     In connection with the Simione/MCS merger on March 7, 2000, Mestek was granted a series of options to purchase a total of approximately 378,295 shares of the Company's common stock (on a split-adjusted basis). These options were cancelled as a result of the July 1, 2002 capital restructuring.

NOTE 9 - RELATED PARTY TRANSACTIONS

     The Company has subleased certain space to Healthfield, Inc. which is a MestaMed(R) customer and has a significant shareholder who was a former member of the board of directors of the Company. The original lease and related sublease expire on December 31, 2002 and require annual sublease payments equal to the original lease payments of approximately $730,000.

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

     The Company has a note receivable from Simione Consultants, LLC of $467,000 at September 30, 2002. On September 28, 2001, the Company discontinued its Consulting business segment by closing the sale of certain of the assets of its wholly-owned subsidiary, Simione Consulting, Inc. ("Consulting") to Simione Consultants, LLC, which is owned and controlled by William J. Simione, Jr., a director and former officer of CareCentric. The total sales price was approximately $2.0 million plus the assumption of certain liabilities. The sale was made pursuant to an asset purchase agreement. William Simione, Jr. has resigned as an officer of, but remains a director of, CareCentric. The assets sold under the agreement included the Consulting accounts receivable, computer equipment, and miscellaneous prepaid expenses. Consideration received consisted of approximately $1.0 million in cash and $1.0 million in notes, $770,000 with a 36-month term and $230,000 with a 5-month term. The cash proceeds were used to pay down CareCentric's line of credit.

     As of September 30, 2002, the Company had a promissory note outstanding to Barrett C. O'Donnell, a director of the Company, as described in Note 6 to these Financial Statements.

     John E. Reed is a director and a significant, but not controlling, shareholder of the Wainwright Bank and Trust Company which has provided the Company with a $6.0 million line of credit, as more fully explained in Note 6 to the Financial Statements.

     John E. Reed, Chairman of the Company and Chairman and Chief Executive Officer of Mestek, has provided the Company with a $3.6 million convertible note and a $0.1 million accrued interest note as more fully described in Note 6 to the Financial Statements. Mr. Reed also purchased $1.0 million of the Company's Series D Preferred Stock on June 12, 2000, as more fully described in Note 8 to these Financial Statements. Mestek has provided the Company with a $4.0 million convertible note. The John E. Reed and Mestek notes were originally part of a $6.0 million line of credit (unrelated to the Wainwright Bank and Trust $6.0 million line of credit described above) which was cancelled as a result of the July 1, 2002 recapitalization. An independent committee of the Company's Board of Directors, consisting of Barrett C. O'Donnell and David O. Ellis, negotiated the terms of Mr. Reed's debt and equity investments in the Company. The issuance of 398,406 shares of Series D Preferred Stock to Mr. Reed for his $1.0 million equity investment was based on a per share price of $2.51, which was the 5-day average closing price of CareCentric common stock as of the date of the final negotiation of the terms of Mr. Reed's purchase.

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

     On August 22, 2002, the Company's common stock was delisted from the Nasdaq Small Cap Market and has been listed on the Over the Counter Bulletin Board since that date.

NOTE 10 - LICENSE AGREEMENTS

     The Company licenses certain software products from third parties for incorporation in, or other use with, its products and is obligated to pay license fees in connection with such products. The Company sublicenses such products to its customers and collects fees in connection with such sublicensees.

NOTE 11 - EXECUTIVE COMPENSATION

     The Company has entered into an employment agreement with its President and Chief Executive Officer, Mr. John Festa. Among other specific contents, Mr. Festa (i) has been granted 210,000 shares of Series E preferred stock, one half of which vest evenly over the course of three years from his hire date dependent upon his continued employment as President and CEO and one half of which are forfeitable pro rata over a three year period if certain financial milestones are not met, (ii) payment of an annual bonus of up to 50% of his annual salary based on completion of annual performance objectives, (iii) the possibility of receiving a special bonus which varies in dollar amount in the event there is a sale of the Company while Mr. Festa is President and CEO and for nine months thereafter. The Series E preferred stock was originally valued at approximately $210,000 and is being amortized as compensation expense over the three-year vesting period. The amount representing unearned compensation is recorded as an increase in the stockholders deficit account. For the three and nine months ended September 30, 2002, approximately $18,000 and $58,000, respectively, was recorded as current expense associated with earnings under this grant.

NOTE 12 - LIQUIDITY

     As disclosed in the financial statements, the Company's operations used significant amounts of cash in 2001. The Company has a working capital deficit of $13.3 million at September 30, 2002. During the first six months of 2002, the Company occasionally used its Wainwright Bank Credit Line and the Reed Credit Line in order to meet its working capital needs. As a result of the July 1, 2002 recapitalization, the Reed Credit facility was cancelled and as more fully explained in Note 6 to these financial statements, replaced by long-term interest deferred notes that mature on September 30, 2007. During the three months ended September 30, 2002 the company paid back $0.8 million of liability on the Wainwright Bank Credit Line.

     As of October 30, 2002, the Company had unused credit capacity of approximately $1.3 million from the $6.0 million Wainwright Bank facility. The Company believes the combination of the funds available from cash to be generated from future operations and the Wainwright Bank facility will be sufficient to meet the Company's operating requirements through at least September 30, 2003, assuming no material adverse change in the operation of the Company's business. Nevertheless, as revenues increase sufficiently to cover fluctuations in forward-looking costs and operating expenses, the Company does not expect to, but may need, the continued support of its majority shareholder to manage short-term working capital fluctuations. The Company's majority shareholder has stated he will consider and has the ability to continue to advance short term working capital loans to the Company on terms similar to his existing loans with the Company.

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

     When the Company determines that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. After recording a $11.8 million impairment adjustment, net intangible assets amounted to $5.4 million as of December 31, 2001. See Note 5 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Effect of Discontinued Operations and SFAS No. 142 on Management Discussion and Analysis

     To present a more meaningful analysis of operating performance, the comparison of the three months and nine months ended September 30, 2002 to

September 30, 2001 compares the 2002 reported Financial Statements in the accompanying Financial Statements to a pro forma 2001 statement of operating results. The pro forma adjustments for the 2001 financial statements were to exclude the results of the discontinued operations of the Consulting segment of CareCentric, Inc. in September of 2001 (see Note 2 to the accompanying Financial Statements) and to reduce amortization expense for the effect of adopting SFAS No. 142 (see Note 1 to the accompanying Financial Statements).

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2002

     Net Revenues. Revenues (exclusive of the Consulting segment, which was discontinued in September 2001) were $5.7 million for the three months ended September 30, 2002 and $5.1 million for the three months ended September 30, 2001, or an increase of 10.8%. The $0.6 million increase was attributable to an increase in software system sales and related income of $0.2 million to $2.7 million in 2002 from $2.5 million in 2001 and increase in maintenance revenues of $0.4 million to $3.0 in 2002 from $2.6 million in 2001.

     Cost of Revenues. Cost of revenues decreased $0.2 million, or 11.8%, to $1.7 million in 2002 from $1.9 million for the three months ended September 30, 2001. As a percentage of total net revenues, cost of revenues decreased to 30.8% in 2002 from 38.7% in 2001. The $0.2 million decrease resulted primarily from cost cutting and changes in product mix. The decrease as a percentage of total net revenues is due to the combined impact of many factors including improved efficiencies in installation procedures and reduced support costs resulting from lower sales discounts and changes in product mix.

     Selling, General and Administrative. Selling, general and administrative expenses decreased $0.5 million, or 19.1%, to $2.1 million for the three months ended September 30, 2002 from $2.6 million for the three months ended September 30, 2001. As a percentage of total net revenues, selling, general and administrative expenses were 36.5% for the three months ended September 30, 2002 and 50.0% for the three months ended September 30, 2001. This decrease was attributable to synergies derived from cost savings initiatives implemented in 2001 and early 2002. Cost savings were primarily realized through the centralization of administrative functions and elimination of non-essential facilities and excess capacity.

     Research and Development. Research and development expenses decreased approximately $0.5 million, or 37.0%, to $0.9 million for the three months ended September 30, 2002 from $1.4 million for the three months ended September 30, 2001. As a percentage of total net revenues, research and development expenses decreased to 15.8% for the three months ended September 30, 2002 from 27.7% for the three months ended September 30, 2001. The decrease in research and development expenditures was primarily due to the Company's realignment of research efforts between existing and future platform products. The expenditure on research and development in the third quarter was unchanged at $0.9 million for the second quarter. The Company believes the level of expenditure maintained in the second and third quarters of 2002 is the proper amount to both enhance and maintain existing products and begin development of new product platforms. As development of new product platforms advance, the Company expects research and development expenses to rise above the current 15.8% but remain below the historic 27.7% of revenue level experienced in 2001.

     Amortization and Depreciation. Amortization and depreciation decreased by $0.6 million to $0.4 million for the three months ended September 30, 2002 from $1.0 million for the three months ended September 30, 2001. This decrease is attributable to the net effect of the adoption of SFAS No. 142 and the reduction in amortization from the write off of the intangibles in the fourth quarter of 2001.

     Operating income (Loss). The Company's net income from operations, reflecting the same assumptions as above for purposes of comparability, increased from a loss of $1.9 million for the three months ended September 30, 2001 to a net profit of $0.4 million for the three months ended September 30, 2002. This change to profitability from a loss from continuing operations is due to the combined effect of the increase in revenue, reductions in all components of expenses including selling, general and administrative, research and development and amortization expenses.

     Other Income (Expense). Interest expense related to borrowings under the Company's line of credit agreements, loans and capital lease obligations increased $135,000 to $174,000 for three months ended September 30, 2002 compared to $39,000 for the three months ended September 30, 2001. Interest and other income consist principally of interest income related to customer finance charges and the Company's short term cash investments. The increase in net interest expense in 2002 was caused by an increase in interest bearing debt in 2002.

     Income Taxes. The Company has not incurred or paid any substantial income taxes since March 2000. At December 31, 2001, CareCentric had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $36.7 million. Such losses expire beginning in 2008, if not utilized. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL carryforwards may be limited as to their utilization in any year. The Company has concluded that it is more likely than not that these NOL carryforwards will not be realized based on a weighing of available evidence at September 30, 2002, and accordingly, a 100% deferred tax valuation allowance has been recorded against these assets.

     Loss from Operations of Discontinued Segment. The loss of $2.8 million for the three months ended September 30, 2001 was attributable to the loss on disposal of $2.6 million and a $0.2 million loss from operations from the discontinued operations of the Consulting segment. The $2.6 million loss on disposal was the result of the write off of intangible assets attributed to the Consulting business at the March 7, 2000 merger date with MCS, Inc.

     Cumulative Preferred Dividends. Cumulative preferred dividends for the three months ended September 30, 2002 was $184,000 compared to $180,000 for the three months ended September 30, 2002 and 2001 respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

     Net Revenues. Total net revenues for the nine months ended September 30, 2002 increased by $0.3 million, or 1.6%, to $16.7 million in 2002 from $16.4 million in 2001. Revenues from software systems and related income increased $0.1 million to $8.3 million in 2002 from $8.2 million in 2001. Revenues from software maintenance increase $0.2 million, or 2.0%, to $8.4 million in 2002 from $8.2 million in 2001.

     Cost of Revenues. Total cost of revenues decreased approximately $1.3 million, or 19.9%, to $5.2 million for the nine months ended September 30, 2002 from $6.5 million for the nine months ended September 30, 2001. As a percentage of total revenues, cost of revenues decreased to 31.0% in 2002 from 39.4% in 2001. The $1.3 million decrease resulted primarily from cost cutting and changes in product mix. The decrease as a percentage of total net revenues is mainly the result of efficiencies in installation and support costs, reduced sales discounts and changes in product mix.

     Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased $0.7 million to $7.4 million for the nine months ended September 30, 2002 from $8.1 million for the nine months ended September 30, 2001. This decrease is principally attributable to the net effect of synergies derived from centralization of administrative functions and elimination of non-essential facilities and excess capacity. As a percentage of total net revenues, selling, general and administrative expenses were 43.9% for the nine months ended September 30, 2002 compared with 49.1% for the nine months ended September 30, 2001.

     Research and Development Expenses. Research and development expenses decreased $2.0 million, or 42.0%, to $2.8 million for the nine months ended September 30, 2002 from $4.8 million for the nine months ended September 30, 2001. As a percentage of total net revenues, these expenses decreased to 16.6% for the nine months ended September 30, 2002 from 29.1% for the nine months ended September 30, 2001. As the Company advances development of its next generation product platforms, research and development expenditures are expected to increase to a higher level than experienced in the first nine months of 2002.

     Amortization and Depreciation. Amortization and depreciation decreased by $1.6 million to $1.3 million for the nine months ended September 30, 2002 from $2.9 million for the nine months ended September 30, 2001. This decrease is attributable to the net effect of the adoption of SFAS No. 142 and the reduction in amortization from the write off of the intangible assets in the fourth quarter of 2001.

     Other Income (Expense). Interest expense related to borrowings under the Company's line of credit agreements and capital lease obligations increased $0.2 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Interest and other income, which consist principally of interest income related to customer finance charges and the Company's short-term cash investments, have decreased by approximately $0.2 million. The Company expects a net increase in interest expense in 2002 caused by an increase in interest bearing debt in 2002.

BACKLOG

     The  Company's  backlog   associated  with  its  software   operations  was
approximately $2.2 million at September 30, 2002 compared to $3.2 million at December 31, 2001. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees and professional services. The length of time required to complete an implementation depends on many factors outside the control of the Company, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete the implementation process. As a result, the Company may be unable to predict accurately the amount of revenue it will recognize in any period and therefore can make no assurances that the amounts in backlog will be recognized in the next three months.

LIQUIDITY AND CAPITAL RESOURCES

     In November 1999, CareCentric, prior to the merger with MCS and when its pre-merger name was Simione Central Holdings, Inc. (Simione), received $1.6 million of loans from Mestek ($850,000) and two stockholders of Simione ($750,000), Barrett C. O'Donnell and David Ellis, to fund operating needs and continue the execution of product strategies in the fourth quarter of 1999. The $850,000 loan from Mestek was converted into 850,000 shares of newly issued Series C Preferred stock of Simione at the closing of the MCS merger having 170,000 common shares votes and which were entitled to an 11.0% annual cumulative dividend. The loan from Mr. O'Donnell along with $100,000 in deferred salary were exchanged for a $600,000 subordinated note, convertible into common stock at $2.51 per share, with interest at 9% per annum and a maturity date of August 8, 2005. In January 2002, this loan was amended to change the interest rate to prime plus two percent and to change the terms of payment of interest for 2002 to require that one-half of the accrued interest be timely paid each quarter and the balance to be paid on December 31, 2003 or to be converted into an additional convertible note. The loan from Dr. Ellis was paid in full on July 12, 2000 from the credit facility provided by Wainwright Bank and Trust Company. See Note 6 to the accompanying Consolidated Financial Statements.

     In February 2000, Simione received an additional $1.0 million of loan proceeds from Mestek. The loan proceeds were used to fund Simione's operating needs until completion of the merger with MCS, and carried the same terms and security as a $3.0 million loan received from Mestek in September 1999. On March 7, 2000, the merger with MCS was completed and Mestek's notes evidencing the $1.0 million and $3.0 million loans, together with an additional $2.0 million in cash from Mestek, were converted into Series B Preferred Stock and a warrant to purchase CareCentric common stock as more fully explained in Note 6 to the accompanying Consolidated Financial Statements. The consolidation of the accounts receivable of MCS into the then outstanding balance of Simione's accounts receivable provided an additional $1.5 million of borrowing capacity on the $5.0 million bank line of credit established by Simione in September 1999.

     Immediately after the Simione/MCS merger on March 7, 2000, the Company had cash and cash equivalents of $3.5 million and short and long term debt from all sources of $2.5 million, for a positive net cash/(debt) position of approximately $1.0 million. In order to supplement its capital resources, the Company, subsequent to the merger, undertook a search for additional capital resources. On June 22, 2000, the Company closed a financing with John E. Reed, a CareCentric director and the chief executive officer of Mestek, of up to $7 million. The financing consisted of $1 million in equity, and a $6 million subordinated revolving line of credit facility, convertible into common stock of CareCentric, with a 9% interest rate and five-year maturity. On July 12, 2000, the Company closed a financing with Wainwright Bank and Trust Company for access to a $6.0 million revolving line of credit, which was guaranteed by Mestek, Inc. These three transactions are described in greater detail in Note 6 to the accompanying Consolidated Financial Statements and resulted in the creation of the following credit and debt facilities and preferred equity securities:

                      CREDIT AND DEBT AND PREFERRED EQUITY SECURITIES IN JULY 2000
-----------------------------------------------------------------------------------------------------------
                 SOURCE                        FUNDING                  FORM               DATE CLOSED
-----------------------------------------  -----------------  -------------------------  ------------------

Barrett C. O'Donnell                           $   600,000    Convertible Note            November 11, 1999

John E. Reed                                   $ 1,000,000    Series D Preferred Stock    June 22, 2000

John E. Reed                                     6,000,000    Line of Credit              June 22, 2000

Wainwright Bank and Trust Company                6,000,000    Line of Credit              July 12, 2000
                                           -----------------
                                               $13,600,000
                                           =================

     Throughout 2000 and 2001, advances were made on the John E. Reed line of credit such that on December 31, 2001, the outstanding amount under the Credit Facility was $3.5 million, $1.0 million of which was participated to Mestek, and the balance of which was retained by Mr. Reed. On December 31, 2001, the facility was amended to change the interest rate to prime plus two percent, to change the payment terms for unpaid 2001 interest to require payment at December 31, 2003 or to convert the outstanding unpaid interest to additional convertible notes in the amount of $184,438 at the option of Mr. Reed, and in the amount of $40,463 at the option of Mestek, and to change the terms of payment of interest for 2002 to require that one-half be timely paid each quarter and the balance to be paid on December 31, 2003 or to be converted to additional convertible notes.

     During 2000 and 2001, the Company became obligated under an 18 month unsecured promissory note in the principal amount of $1,019,000 payable to Mestek which earned interest at prime plus one and one half percent (1.5%), with interest payable semiannually and which matured on September 30, 2003. This note covers funds advanced by Mestek to CareCentric to cover payroll and accounts payable obligations incurred by the Company during the period of its transition of senior lenders from Silicon Valley Bank to Wainwright Bank and Trust Company, accrued and unpaid interest thereon and the unreimbursed portion of Mr. R. Bruce Dewey's salary for the periods from November 9, 1999 to October 31, 2001.

     Also during 2000, 2001 and the first quarter of 2002, the Company incurred operating losses resulting from numerous factors, including the uncertain operating condition of its customers due to the negative effects of the current government limits over home medical cost reimbursement, higher than anticipated costs of developing, implementing and supporting The Smart Clipboard(R) product and slower than expected completion of effective integration of the MCS and Simione Central organizations. In addition, sales revenue in 2000 was lower than planned in the core MestaMed(R), DME VI and STAT2 products while new sales of The Smart Clipboard(R) and Tropical products (now discontinued) did not develop as quickly as projected.

     On April 8, 2002, the Company secured two commitments for additional financing, from existing shareholders John Reed and Mestek. Mr. Reed and Mestek provided $871,117 and $1,092,000 in short-term debt financing, respectively.

     Also on April 8, 2002, the Company initialized a recapitalization of its interest bearing debt and preferred equity instruments. The recapitalization plan was approved by the Company's shareholders at the June 6, 2002 annual stockholders meeting and completed on July 1, 2002. See Notes 6 and 8 to the accompanying Financial Statements for the impact of the recapitalization plan on each class of debt and preferred stock. Following the completion of the recapitalization plan on July 1, 2002, the Company's credit and debt facilities and related preferred equity securities consist of the following:


                      CREDIT AND DEBT AND PREFERRED EQUITY SECURITIES AT SEPTEMBER 2002
--------------------------------------------------------------------------------------------------------------
                 SOURCE                        FUNDING                     FORM                 DATE CLOSED
-----------------------------------------  ----------------- ------------------------------- -----------------

Barrett C. O'Donnell                           $   600,000   Convertible Note maturing         November 11, 1999
                                                             August, 2005

John E. Reed                                   $ 1,000,000   398,000 shares of convertible     June 22, 2000
                                                             Series D Preferred Stock

Mestek, Inc.                                   $ 4,000,000   Convertible deferred interest      July 1, 2002
                                                             Note maturing June 30, 2007

John E. Reed                                   $ 3,555,555   Convertible deferred interest      July 1, 2002
                                                             Note maturing June 30, 2007

John E. Reed                                   $   103,818   Capitalized deferred interest      July 1, 2002
                                                             Note maturing June 30, 2007

Wainwright Bank and Trust Company                6,000,000   Line of Credit                    July 12, 2000
                                           -----------------
                                               $15,259,373
                                           =================

The John E. Reed and Mestek, Inc. debt and equity amounts have all been fully funded to the Company as of September 30, 2002. During the third quarter, the Company paid off $0.8 million of the Wainwright Bank and Trust Company line of credit resulting in an outstanding balance of $5.1 million at September 30, 2002.

     During the month of October 2002, the Company has paid off an additional $0.4 million on the Wainwright Bank line of credit, resulting in $1.7 million of unused credit capacity as of November 8, 2002. The Company believes the combination of the funds available from cash to be generated from future operations and the Wainwright Bank facility will be sufficient to meet the Company's operating requirements through at least September 30, 2003, assuming no material adverse change in the operation of the Company's business.
Nevertheless, until revenues increase sufficiently to cover fluctuations in forward-looking costs and operating expenses, the Company may need the continued support of its majority shareholder to manage short-term working capital fluctuations. The Company's majority shareholder has stated he will consider and has the ability to continue to advance short term working capital loans to the Company on terms similar to his existing credit facility. See also Note 12 to Financial Statements.

     The table below summarizes the Company's debt and other contractual obligations at September 30, 2002:

                                                     PAYMENTS DUE BY PERIOD
                                ---------------------------------------------------------------------
     CONTRACTUAL OBLIGATIONS         TOTAL        LESS THAN 1 YEAR    2-3 YEARS       4 - 5 YEARS
                                ----------------  ---------------------------------------------------

   Long-Term Debt                $    8,380,000    $            -   $     600,000   $      7,780,000
   Capital Lease Obligations              7,500             7,500               -                  -
   Operating Leases                   2,164,000         1,121,000       1,034,000              9,000
   Line of Credit                     5,125,000         5,125,000               -                  -
   Other Long-Term Obligations        1,327,000         1,027,000         300,000                  -
                                ----------------  ---------------- --------------- ------------------
   Total Contractual Cash
     Obligations                 $   17,003,500    $    7,280,500   $   1,934,000   $      7,789,000
                                ================  ================ =============== ==================

     As of September 30, 2002, the Company had negative working capital of $13.3 million and cash equivalents of $1.1 million. The Company's current liabilities as of September 30, 2002 include customer deposits of $1.5 million and unearned revenues of $4.9 million.

     Net cash provided by operating activities for the three months ended September 30, 2002 was $1.1 million compared to a use of cash by operating activities for the three months ended September 30, 2001 of $1.2 million. Net cash used in operating activities for the nine months ended September 30, 2002 and September 30, 2001 was $0.8 million and $4.1 million, respectively.

     Cash flows from financing activities during the nine months ended September 30, 2002 include John E. Reed and Mestek, Inc. borrowings made before the recapitalization plan was completed on July 1, 2002.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     As of September 30, 2002, the Company's obligations include variable rate notes payable and a line of credit bank note with aggregate principal balances of approximately $13.5 million, which mature at various dates through 2007. The Company is exposed to the market risk of significant increases in future interest rates. Each incremental point change in the prime interest rate would correspondingly increase or decrease the Company's interest expense by approximately $53,250 per year.

     At September 30, 2002, the Company had accounts receivable of approximately $5.7 million net of an allowance for doubtful accounts of $1.3 million. The Company is subject to a concentration of credit risk because most of the accounts receivable are due from companies in the home health industry.

ITEM 4.  CONTROLS AND PROCEDURES.

     In the 90-day period before the filing of this report, the chief executive and chief financial officers of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures. These disclosure controls and procedures are those controls and other procedures management maintains, which are designed to insure that all of the information required to be disclosed by the Company in all its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to Company management, including the chief executive and chief financial officer of the Company, as appropriate to allow those persons to make timely decisions regarding required disclosure.

     Subsequent to the October 25, 2002,when the disclosure controls and procedures were evaluated, there have not been any significant changes in the Company's disclosure controls or procedures or in other factors that could significantly affect such controls or procedures. No significant deficiencies or material weaknesses in the controls or procedures were detected, so no corrective actions needed to be taken.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     Neither CareCentric nor any of its subsidiaries is currently a party to any legal proceedings which would be material to the business or financial condition of the Company on a consolidated basis.

     Simione Central Holding, Inc., a subsidiary of CareCentric now known as SC Holding, Inc. ("SC Holding") was one of several defendants named in a "whistleblower" lawsuit related to alleged Medicare fraud filed under the False Claims Act in the Northern District of Georgia (U.S. ex re. McLendon v. Columbia/HCA Healthcare Corp., et al., No. 97-VC-0890 (N.D. Ga.)). The lawsuit involves alleged claims that SC Holding allegedly participated in a conspiracy with Columbia/HCA and other third parties to bill inflated and fraudulent claims to Medicare. On July 21, 1999, the Justice Department issued notice that it had elected not to join in the claims asserted against SC Holding by Donald
McLendon, who is a former employee of an unrelated service provider to Columbia/HCA. Although the Justice Department joined the suit with regard to other defendants, it specifically declined to intervene with regard to SC Holding. In late 2000, CareCentric was advised by Mr. McLendon's attorney that notwithstanding the declination by the Justice Department, Mr. McLendon intends to pursue "whistleblower" claims against SC Holding directly. Through November 8, 2002, no such action has been taken and nothing further has been heard from McLendon's attorney for over one year. Management believes that this claim has been abandoned. In the event a claim is asserted, however, CareCentric and SC Holding intend to vigorously defend against it.

Item 2.  Change in Securities.

     On August 22, 2002, the Company's common stock was delisted from the Nasdaq SmallCap Market and has been listed on the Over the Counter Bulletin Board since that date. The delisting from Nasdaq was the result of certain financial indicators, as reported in the Company's December 31, 2001 financial statements, were below applicable minimum requirements issued by Nasdaq to maintain listing on the Nasdaq SmallCap Market. The Company's trading price during 2002 and its write-off of certain non-cash, impaired intangible assets contributed to the delisting by Nasdaq.

     On July 1, 2002, the Company cancelled and reissued warrants to purchase 490,396 and 400,000 shares of its common stock to Mestek, Inc., pursuant to the terms of the recapitalization described in more detail in Notes 6 and 8 to the Financial Statements included herein. The reissued warrants have an exercise price of $1.00 per share and expire in June 2004. In reissuing warrants without registration, the Company takes the position that this transaction does not constitute an "offer", "offer to sell" or "sale" under Section 5 of the Securities Act of 1933, and also relies on the on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. Mestek, the recipient of the warrants, is an accredited investor as defined in Regulation D, is a major shareholder of the Company, and has complete access to financial and other information pertaining to the Company.

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

          3.3*      Bylaws of the Company dated October 25, 2002.

          3.4 Certificate of Designations, Preferences and Rights of Series E Preferred Stock of the Company (Incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-22162)).

          3.5** Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series B Preferred Stock of the Company.

          3.6** Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Preferred Stock of the Company.

          10.47**   Promissory  Note  in  the  original   principal   amount  of
                    $4,000,000 dated as of July 1, 2002 from the Company and certain of its subsidiaries in favor of Mestek, Inc.

          10.48** Secured Convertible Credit Facility and Security Agreement dated as of July 1, 2002 by and between the Company, SC Holding, Inc., CareCentric National, LLC and Mestek, Inc.

          10.49**   Promissory  Note  in  the  original   principal   amount  of
                    $3,555,555 dated as of July 1, 2002 from the Company and certain of its subsidiaries in favor of John E. Reed.

          10.50** Amended and Restated Secured Convertible Credit Facility and Security Agreement dated as of July 1, 2002 by and between the Company, SC Holding, Inc., CareCentric National, LLC and John E. Reed.

          10.51** Warrant for 400,000 shares of common stock dated as of July 1, 2002 by and between the Company and Mestek, Inc.

          10.52** Warrant Exchange Agreement with respect to 400,000 shares of common stock dated as of July 1, 2002 by and between the Company and Mestek, Inc.

          10.53** Warrant for 490,396 shares of common stock dated as of July 1, 2002 by and between the Company and Mestek, Inc.

          10.54** Warrant Exchange Agreement with respect to 490,396 shares of common stock dated as of July 1, 2002 by and between the Company and Mestek, Inc.

          10.55** Registration Rights Agreement dated as of July 1, 2002 by and between the Company and Mestek, Inc.

          10.56** Promissory Note in the original principal amount of $103,818 dated as of July 1, 2002 from the Company and certain of its subsidiaries in favor of John E. Reed.

     ------------------
     *    Filed herewith
     ** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

     (b)  Reports on Form 8-K:

               On April 30, 2002, the Company filed a Form 8-K regarding a letter from Nasdaq indicating that certain financial indicators as reported in the December 31, 2001 financial statements were below applicable minimum requirements issued by Nasdaq to maintain listing on the Nasdaq SmallCap Market.

               On August 20, 2002, the Company filed a Form 8-K regarding the delisting of the Company's common stock from the Nasdaq SmallCap Market. Effective August 22, 2002, the Company's common stock has traded on the Over the Counter Bulletin Board.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CARECENTRIC, INC.


Dated:  November 11, 2002              By: /s/ George M. Hare
                                          --------------------------------
                                       GEORGE M. HARE
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

1560966

       CareCentric, Inc., Certification for Quarterly Report on Form 10-Q

I, John R. Festa, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of CareCentric, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                         /s/ John R. Festa
                                         --------------------------------------
                                         John R. Festa
                                         President and Chief Executive Officer

       CareCentric, Inc., Certification for Quarterly Report on Form 10-Q

I, George M. Hare, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of CareCentric, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                     /s/ George M. Hare
                                     -----------------------------------------
                                     George M. Hare
                                     Chief Financial Officer