Form 10-K
period 2002-12-31
CARECENTRIC INC
filed 2003-03-12
CIK 896157

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Aggregate market value of the voting stock held by non-affiliates of the Registrant on February 28, 2003 was $2,173,957.

     There were 4,371,350 shares of Common Stock outstanding at March 10, 2003.

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


PART I

ITEM 1.  BUSINESS

OVERVIEW

     CareCentric, Inc. (formerly known as Simione Central Holdings, Inc.) ("CareCentric" or the "Company") is a leading provider of enterprise information technology systems and related services designed to help home health care providers effectively operate their businesses in today's environment. The Company's focus is to provide software products for home health care providers to streamline their operations, meet regulatory requirements, receive payment and better serve their patients. For more than 20 years, CareCentric has provided comprehensive enterprise solutions to its markets in home healthcare. Currently, the Company is leveraging its long history and success to migrate its product solutions to new technology platforms that are being licensed or built. These new technology platforms are being designed to: create long-term scalable technology platforms using state of the art technologies; streamline real-time customer service, shorten decision cycles for our customers; speed up reimbursement; add new product solutions; and enhance customer options for reporting to meet the business requirements of the enterprises served. CareCentric currently offers several comprehensive software solutions. Each of these solutions provides a basic set of software applications and specialized modules that can be added based on customer needs. These software solutions are designed to enable customers to provide clinical case management, administrative, operating and financial solutions and payment processing efficiencies. Currently the STAT product serves hundreds of home health agencies as it has done for many years with a full enterprise suite of products. Similarly, MestaMed(R) and Dezine DME VI services thousands of home health care equipment providers at an enterprise level, streamlining the delivery, recording and payment of services. More recently, the introduction of three point-of-care products, Smart ClipBoard(R), Visit Assistant(TM) and Delivery Assistant(TM), are adding value to the capture of administrative and clinical data at the time services are offered to the patient. This complete line of products offers, in management's opinion, the most complete suite of home healthcare software solutions available from a single provider.

     CareCentric has over 1,500 customers nationwide, including:

     o    hospital-based facilities;
     o    free-standing home health care providers;
     o    alternate-site care organizations;
     o    respiratory therapy service providers;
     o    home medical, IV, infusion and rehabilitation equipment providers;
     o    integrated delivery networks (IDN); and
     o    government-managed organizations.

Unless the context otherwise requires, references to CareCentric include CareCentric, Inc. and its subsidiaries. Our executive offices are located at 2625 Cumberland Parkway, Suite 310, Atlanta, Georgia 30339 and the telephone number is 678-264-4400.

RECENT DEVELOPMENTS

     On January 29, 2003, CareCentric received an offer to merge with Borden Associates, Inc. In the proposed transaction, Borden would merge into CareCentric and purchase the shares of shareholders holding less than 4,000 shares for $0.55 per share. Each share of CareCentric common stock owned of record by a holder of 4,000 shares or more of CareCentric common stock will continue to represent one share of common stock after the merger. The outstanding shares of Borden Associates capital stock will, in the aggregate, be converted into the right to receive that number of shares of CareCentric common stock equal to the quotient of the total cash consideration paid to the holders of fewer than 4,000 shares of CareCentric common stock divided by the $0.55 per share price. CareCentric would remain the surviving entity. This transaction, if consummated, may result in the Company becoming private so that it would no longer be a reporting company under SEC regulations or be publicly traded on the OTC Bulletin Board. The Board of Directors is evaluating the proposal and has formed a special committee of independent directors, consisting of Winston R. Hindle, Jr. and William J. Simione, Jr., to evaluate, respond or negotiate the proposal with the principals of Borden Associates. Borden Associates is an investment company formed for the purpose of this transaction and owned by John Reed, Stewart Reed and James Burk. John Reed and Stewart Reed are material shareholders of CareCentric and members of its Board of Directors. As of March 10, 2003, the special committee of the Board has selected legal counsel and an investment banking firm to assist in the special committee's review of the offer by Borden Associates.

     In January 2003, CareCentric reached agreement with Columbia HCA regarding certain litigation between the companies involving services contract obligations related to health agency activities which the Company had been involved in prior to 1999 when it was known as Simione Central Holdings, Inc. The settlement was completed in February 2003 with no future obligation due from the Company and a payment of $290,000 made to the Company.

     On January 31, 2003, CareCentric licensed, as a reseller, a home health care agency processing software set to service the small agency and middle market service providers pursuant to a reseller agreement with Riversoft, Inc. of Melbourne, Florida. The Company will enhance, re-brand and resell the software on a royalty basis. This product will provide a cost-effective solution to service the largest part of the market without material investment in research and development by CareCentric.

INDUSTRY OVERVIEW

     The home health industry is comprised of agencies that are freestanding, community based, provider based, hospital based, not for profit, for profit, large corporate chains and small agencies. Services provided include home health, hospice, private duty, infusion therapy, durable medical equipment and rehabilitation services. The largest payer for home health services is Medicare.

     Home health care consists of various lines of services, including:

     o    skilled nursing;
     o    private duty;
     o    physical, occupational and speech therapies;
     o    respiratory therapy;
     o    durable medical and rehabilitation equipment and supplies;
     o    intravenous and infusion therapy; and
     o    Hospice.

     The importance of home health care throughout the 1980's and 1990's was principally a result of payer choices and significant economic pressures within the health care industry. In those years, U.S. health care expenditures increased rapidly. In response to these escalating expenditures, payers, such as Medicare and managed care organizations, have applied increasing pressure on physicians, hospitals and other providers to contain costs. During the 1980s and early 1990s, this pressure led to the growth of lower cost alternate-site care, such as home health care, and to reduced hospital admissions and lengths of stay. In addition, home health care grew rapidly as a result of advances in medical technology, which facilitated the delivery of services in alternate sites, demographic trends, such as an aging population, and preferences among patients to receive health care in their homes. Historically, this industry has been highly fragmented and characterized by small, local providers offering a limited range of services. With the advent of managed care and integrated delivery networks (IDNS) and changes in state regulations, home health care providers sought to expand their geographic scope and range of product and service offerings. As a result of these developments and legislation and regulatory pressures, the home health care industry went into a period of rapid growth and consolidation.

     This trend of growth and consolidation began to reverse with the implementation of the Interim Payment System (IPS) by the Health Care Finance Administration (HCFA, now known as the Center for Medicare and Medicaid Services
- "CMS"). CMS is the federal agency that administers Medicare reimbursement for the home health care industry, pursuant to the Balanced Budget Act of 1997 enacted on August 5, 1997. Medicare traditionally reimbursed a majority of home health care services at reasonable and customary amounts that could not exceed the costs of services provided, resulting in a direct relationship between the number of home health care visits and reimbursement. However, the Balanced Budget Act of 1997 contained provisions that significantly changed the manner in which home health agencies and home care services were reimbursed by Medicare. The legislation created IPS which lowered the cost per visit limitations and created restrictions on the amount of cost reimbursement per Medicare beneficiary. In late January 1998, HCFA published a notice revising the schedule of limits on home health agency costs for cost reporting periods beginning on or after October 1, 1997, which reduced the cost per visit limitations. At the same time, HCFA issued a rule setting forth surety bond and capitalization requirements for home health agencies. IPS has had a significant negative impact on the home health industry, resulting in numerous closings of home health agencies, consolidation of agencies and decisions by home health executives to no longer participate in the Medicare program or serve Medicare beneficiaries. Consolidation of the industry continued in 2001, but at a slower pace, as first, uncertainties about the effect of IPS, and second, the significantly poorer operating results (especially for home health agencies that were part of an IDN or hospital-based system or had modified operations to adapt to a managed-care environment), slowed the pace of home health merger and acquisition activity.

     Also, as mandated by the Balanced Budget Act, the prospective payment system (PPS) was implemented on October 1, 2000. This payment system limits reimbursement to a fixed amount for all services rendered per episode of care based upon home health care resource groups (HHRG) indicated by clinical assessments. In addition to the impact of IPS and PPS, the growth in the number of Medicare members enrolling in managed care plans, which have taken measures to contain costs, has and will have a significant impact on providers' operations as they strive to maintain profitability. The uncertainty in the home health care industry concerning these changing regulations, and CMS' continuing updates of the regulations, adversely impacted CareCentric's business in 1998, 1999 and 2000 as many providers dissolved, conserved cash, cut back on IT spending or delayed purchasing decisions.

     These negative factors increased during the fourth quarter of 2000 as PPS took effect and home health providers faced greater uncertainty and were further distracted. These trends continued throughout 2001 as providers worked to understand the short- and long-term effects of PPS. By mid-2001, most providers understood what they were facing financially and operationally, with many concluding that with good management, training and information technology, better financial results would be possible. While HME and IV/infusion service providers were not significantly affected by IPS or PPS, other cost-cutting initiatives of HCFA had a deleterious effect on these providers' interest in upgrading or acquiring information technology products and services.

     In 2002, the home health industry waited patiently for the elimination of the 15% reduction in payment rates which had been part of the original PPS legislation. The 15% reduction scheduled to take place on October 1, 2002 was effectively enacted because the U.S. Senate failed to take timely action on a Medicare relief bill passed by the House. Home health agencies were once again dealing with significant cash flow and credit line issues. Other issues on the home health front during 2002 included medical supply bundling, Outcomes Based Quality Indicators (OBQI), reduction in the Outcome and Assessment Information Set (OASIS) requirements, and the publishing of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) privacy regulations. Management believes that these issues will continue into 2003 and will continue to impact information systems including CareCentric products. In addition, the industry wanted a permanent extension of the 10% rural add-on. This rural add-on, a 10% increased reimbursement to agencies that have additional costs and expenses associated with doing business in rural areas, is due to expire on April 1,
2003. The expiration of the add-on could begin to affect reimbursement associated with "episodes of care," defined periods of caregiving for specific sickness used for purposes of cost reimbursement, beginning February 1, 2003. The MedPAC report, scheduled for release in March 2003, is expected to remain silent on the 15% cut and to propose a 5% rural add-on. Home health care executives are said to be facing these cuts head on and are implementing the necessary steps to live with these reductions and, in doing so, are stabilizing the industry. CareCentric cannot predict how new regulations will impact its business in the future, although the costs of addressing hundreds of pages of regulations with fixed implementation dates, last minute changes and post-effective amendments and updates in comprehensive and integrated legacy and client/server systems are extensive. These developments also are disruptive to product development, deployment and support operations.

     With the advent of the ongoing cost pressures and the complexities of PPS, home health care providers will continue to require enhanced management expertise, specialized industry knowledge and standardized financial, operational and clinical data, information, reports and transactional forms in order to compete. CareCentric believes that many existing home health care information systems are inadequate to address the changing needs of home health care providers. Generally, these systems were designed to generate patient billing information and cost reports for Medicare reimbursement and, as a result, may be unable to provide the detailed information required for meaningful business analyses and financial and clinical data collection under the new system. The Company believes providers need reports, real-time and point-of-care generated data on operational and financial matters and complete, organized and timely clinical records to effectively treat patients and to co-manage the cost and quality of the clinical care necessary to achieve favorable patient outcomes.

     Thus PPS, in transferring the cost risk to home health providers already committed to quality clinical outcomes, creates the opportunity for the Company and its competitors to work with the providers to develop information technology software applications that will be useful tools in facilitating best practices, process improvement, decision support, activity-based costing, and electronic records and form transmission. The increased pressure that PPS presents to providers to manage costs, generate profits and manage outcomes greatly increases the need for new generation software. CareCentric's opportunity is to provide software that helps the agency provide program continuity for each patient, detailed clinical support at the point-of-care, better administrative payment and regulatory record keeping, reporting and processing. Together, these capabilities will enable an agency to better manage costs, stay current, improve productivity and patient outcomes and ultimately operate profitably through enhanced revenues and lower cost.

     An additional major factor affecting the health care industry is a shortage of qualified nursing personnel. This shortage has had a significant impact on all service areas including home health, hospice, private duty and infusion therapy. A priority for agency executives in 2003 will be to actively address the issues of recruitment and retention. Once hired, employee job satisfaction will become the number one issue on the table. One consequence of the shortage is that employees are influencing agency operations by demanding tools which reduce paperwork, are user friendly, and improve and measure patient outcomes.

     Another issue of significant importance is HIPAA, or more specifically the impact of the HIPAA privacy regulations on home health operations. These regulations mandate the protection of health information and require the development and implementation of many policies and procedures. The added financial burden of these requirements is great. Agencies that do not put these requirements into practice will face the possibility of financial ruin due to the fines associated with non-compliance.

     Moving into 2003 with less Medicare money, less Medicaid money, and fewer staff, home health organizations are going to rely on systems and technology to operate cost efficiently, improve operating performance and enhance quality patient care. To be successful, CareCentric believes that home health executives will focus their efforts on managing their costs and knowing where their agencies stand financially and operationally. To do this they will depend on real time reports to make decisions and will continue to look at ways to take advantage of available technology like the Internet. Using new and available Internet applications to conduct business transactions will enhance business practices by decreasing time, improving staff productivity, improving compliance with regulations and facilitating best practices.

MARKET POSITION

     CareCentric's objective is to enhance and grow its position as a major developer and provider of comprehensive and integrated information technology solutions, focused on the home health care industry. The principal elements of CareCentric's business and product strategies are described below. During 2002 continued progress in the execution of many of the strategies was made. Specifically, the absorption of The Smart Clipboard(R) and Outcomes Planner products acquired in 1999 combined with the acquisition of the MestaMed(R) and HMExpress(TM) products through the merger with MCS, signed in May 1999 and completed in March 2000, has provided an increased breadth of products and services capable of enhancing CareCentric's market position. In 2002, the Company accelerated its strategy by adding to its list of available products and solutions. The Company released new products including Visit Assistant(TM), Inventory Assistant and Santrax telephony services for distribution. These new products and alliances have dramatically increased the variety and affordability of information solutions for existing customers and new prospects alike. Accordingly, the products and services that have become part of CareCentric's offerings to the industry have been included in the current Core Software Solutions, Specialized Software Product Solutions, Clinical Content Options and Service Solutions sections described below.

BUSINESS STRATEGIES

     Under the guidance of John R. Festa, the Company's President and Chief Executive Officer, CareCentric has embarked upon an aggressive strategy in 2003, focusing on the future of the Company. CareCentric will continue to leverage its deep domain knowledge, systems knowledge, and proven product offerings, while adding new services and capabilities. Current examples include the introduction of innovative PDA-based solutions, HIPAA-related system enhancements, alliances to provide HIPAA and asset management consulting services and the industry's first electronic Certificate of Medical Necessity product (eCMN). The eCMN solution combines customers' existing investment in CareCentric software with the latest technology available on the Internet.

     Recently, the Company made a major step forward on its strategy by launching several new products to maintain a leadership position with its current line of products. Visit Assistant(TM) provides small and medium-sized home health agencies with a solution to point-of-care data capture at attractive pricing levels. Delivery Assistant(TM) provides a similar opportunity for the home equipment market. At the higher end of the product spectrum, Smart ClipBoard(R) 4.0 is expected to continue providing upgraded, comprehensive clinical, administrative and reimbursement capabilities to streamline productivity, speed up reimbursement, provide clinical data continuity and meet current and future regulatory requirements. In the home health care market, the Company is launching AC-CURA(TM), a newly licensed enterprise-wide software package servicing the small agency and middle market service providers where management believes that there are the greatest number of agencies and the least number of software provider solutions. Licensed from Riversoft, Inc. of Melbourne, Florida, AC-CURA(TM) will be enhanced and sold directly by CareCentric's field sales force using more direct mail, telemarketing, and innovative marketing techniques for the home health industry. Additionally, CareCentric will be using more flexible pricing options to aid the customer in faster buying decisions. PharmMed(R) adds another key clinical and administrative product offering to service the home pharmacy market. These products, combined with the new eCMN offering and a more comprehensive telephony offering, continue CareCentric's central mission as a complete and wide-ranging home health software solution provider.

     Organizational  changes  made by  CareCentric  in  2002  have  created  and intensified an existing commitment to improve customer service and responsiveness. Activities continued throughout the year to review and create a "best practices" environment reaching all functional areas of the Company. More importantly, management believes that these changes position CareCentric for more rapid development and deployment of new generation product platforms.
Leveraging off of its existing comprehensive product offerings, management believes that the reorganization will allow faster decision making, decentralized parallel execution of plans and shorter time to market solutions for CareCentric's new product offerings. The changes had a dramatic effect in 2002 by providing reduced costs, increased focus on sales, better operational systems, fewer customer complaints and better customer service.

     CareCentric management believes that CareCentric's products are regarded by many home health care providers as the most feature rich in the industry but management recognizes that the products' technology platforms need improvement for wider acceptance. In 2003 and beyond, CareCentric will continue to invest in new delivery and technology platforms for servicing its customers in creative ways, combining increased flexibility, proven technology, and scalable and open ubiquitous platforms. Additionally, CareCentric will look for more partnering opportunities to add new product offerings and services on a reasonable license basis to leverage the Company's infrastructure and to manage research and development expense.

     The rapid evolution of computer technology provides for "faster to market" products and open platforms, which use more industry accepted technology tools that can remain ever flexible to meet future needs. During the next two years, CareCentric expects to devote substantial resources to take advantage of these new technologies. CareCentric fully expects to provide seamless migration to its new technology platforms while maintaining the features and functions its customers so highly value today. In addition, platform options will provide customer specified configurations allowing scale, function, and financial characteristics to be designed and determined on an individual basis.

     CareCentric will continue to sell its current and future products through a direct sales force and through industry partners in related fields. The Company's strategy is to make these new product offerings available to a wider customer base than it currently services today as a result of increased delivery efficiencies and a more flexible cost structure. CareCentric will seek to keep all products current and innovative by maintaining a constant communication with the marketplace, a focus on regulatory changes and technological improvements.

THE CARECENTRIC SOLUTIONS

     CareCentric offers a comprehensive set of product and service solutions to address the changing needs of home health providers and caregivers through information technology software systems, training, deployment resources and customer support. CareCentric's systems and services are designed to enable home health care, supply and equipment providers to produce and utilize comprehensive information reports to optimize the performance of their organization. These reports include financial, operational and clinical information designed to address organizational issues in order to make informed business decisions, more cost effectively operate their businesses, generate more revenues and compete in a cost-contained regulatory environment. Management believes these information technology solutions should help home health care providers:

     o    improve revenue opportunities
     o    reduce costs, improve cash flow and build financial strength
     o    accelerate payment reimbursement
     o    handle rapidly changing reimbursement rules and privacy regulations.
     o    manage inventories
     o co-manage cost and quality and empower clinicians to make better decisions at the point-of-care
     o maximize return on technology investment through comprehensive product services to optimally use the application in conjunction with process re-engineering and optimization
     o increase understanding of key industry issues and optimal product usage with specialized training
     o receive real time response to system usage issues through expert customer support and call tracking
     o leverage best practice solutions against a large national base of current users
     o    meet regulatory requirements

     CareCentric's key solutions provide a comprehensive set of home health enterprise software:

     o STAT services the home health agency market and tracks patient visits, reports on action, follows regulatory requirements, and accounts and provides for reimbursement of services for the home health agency.
     o MestaMed(R), MSS, and DME VI service the home medical equipment and supply markets with a complete suite of accounting, regulatory, tracking, reporting, invoicing, inventory management and utilization management systems for agencies of varying sizes.
     o PharmMed(R) services the home health Infusion and IV market with a comprehensive application of prescription, patient tracking, inventory control and regulatory functions.
     o Smart ClipBoard(R) services the high-end point-of-care market for the acquisition of clinical, accounting, administrative, reimbursement and regulatory data.
     o Visit Assistant(TM) also services the point-of-care market with a less expensive, less comprehensive data acquisition product to service the moderate size to smaller home health agency.
     o Delivery Assistant(TM) services the home equipment market in capturing delivery data for accounting, tracking and reimbursement purposes.
     o AC-CURA(TM) services the home health agency market by providing a Windows-based comprehensive information management system for managing operations, finance and clinical functions of a small agency.
     o Santrax is the nations largest supplier of home health telephony services. It provides patient based confirmed time, expense, activity and attendance reporting.
     o Remaining product offerings include eCMN Processing and Inventory Assistant which provide critical ancillary products to complete the suite of critical home health enterprise applications.

     Opportunity exists for the Company to extend its current offerings to current and future customers. CareCentric will continue to leverage its software applications and related services by leveraging existing platforms into a growing suite of tools that will facilitate new revenues, faster payment, best practices, process improvement, decision support, secure transactions and efficient, electronic transmission of medical records and claim forms. Investment in information technology is more critical in home health care because the information needs both to be shared and secured while users are both distributed and disconnected. CareCentric is directing its information technology solutions at these opportunities. CareCentric plans to package information technology solutions and services to serve the individual needs of customers.

INFORMATION SYSTEMS

     CareCentric offers comprehensive and flexible software solutions to address the information processing needs defined by a number of unique home care market segments including home medical equipment suppliers, infusion pharmacy providers, home health agencies, hospice service providers and integrated delivery networks. Each of CareCentric's software products offers a suite of core application modules that address the financial, administrative, payment, regulatory and operational, and in some cases, clinical requirements of home health care providers. These applications are designed to:

     o    Generate revenue
     o Promote improvement in the efficiency of customer processes and operations
     o    Operate in a number of popular technology environments
     o    Speed reimbursement for services
     o    Improve patient care
     o    Provide scalability and growth options
     o Facilitate open data access and ubiquitous connectivity to third-party solutions
     o    Produce management reporting and decision support tools
     o    Facilitate regulatory compliance

     o    Manage inventories
     o    Ease the burden of HIPAA compliance


CORE SOFTWARE SOLUTIONS

     CareCentric's current core software solutions are as follows:

STAT2

     STAT2 is designed as a feature rich, stand-alone complete, flexible and fully integrated home health agency management system. The STAT2 core set of software applications includes:

        o    Client Intake                                o   Billing/Accounts Receivable
        o    Treatment Plans                              o   General Ledger
        o    Employee Tracking                            o   Accounts Payable
        o    Scheduling                                   o   Payroll
        o    Electronic Transmission and Remittance       o   Hospice
        o    HIPAA compliance                             o   Interface with Point of Care

     This core set of applications and their underlying features and functions can be enhanced with specialized features including, telephony and SQL reporting. The STAT2 system allows a customer to exchange clinical and financial information with external systems such as demographics and patient master files from affiliates or referring institutions in either a real-time or batch mode through HL-7 interface engine technology or customized interfaces. STAT2 is designed to increase staff productivity by fully integrating the system's clinical, financial and operational applications and thereby eliminating redundant data entry. STAT2 has the ability to customize system features as well as the ability to expand with the customers' business. The STAT2 system is further enhanced by the use of the Smart Clipboard(R) point-of-care system and Visit Assistant(TM). Smart Clipboard(R) and Visit Assistant(TM) are discussed further below.

MestaMed(R)

     MestaMed(R) is a stand-alone fully integrated billing, accounting and inventory control system for providers of multiple line-of-business home health services including:

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

     MestaMed(R) is in use nationwide by hundreds of organizations and multiple thousands of users from independent providers to large, regional and national companies. It is proven to be well suited to meet the needs of larger, multi-location home care providers. MestaMed(R) is designed to be cost-effective and scalable and to readily expand to meet future information processing requirements and provide management flexibility. Multi-service providers can de-centralize certain operations, such as intake, by location or line of business; and centralize other functions, such as billing and collections, across locations and business lines.

     A number of additional add-on features and supplemental modules can be optionally purchased to satisfy the information technology requirements of a particular home care provider. Recent product releases include Delivery Assistant(TM), a point of delivery PDA solution and Inventory Assistant, a physical inventory barcode-scanning PDA solution. MestaMed(R) was the first system nationwide to deliver an electronic CMN solution through and alliance with Trac Medical. MestaMed(R) is designed to easily and cost effectively meet the needs of large providers who have high transaction volumes, large numbers of users, multiple branches and remote processing requirements. MestaMed(R) is available on a variety of hardware platforms and operating environments including Open VMS, UNIX, Windows NT, Windows 2000, AIX and various Intel, Alpha and RS 6000 computer systems.

DME VI

     DME VI is a PC-based software application for mid-size home medical equipment and medical supply businesses. The DME VI core set of software applications includes:

        o   Order Entry                        o    Billing
        o   Inventory Management               o    Accounts Receivable
        o   General Ledger                     o    Purchase Orders

     DME VI features add-on modules such as retail sales and bar coding. The DME VI software provides easy to use data import/export capabilities. DME VI customers are also afforded real-time customer support coverage and services. Delivery Assistant(TM), Inventory Assistant and eCMN features are planned for DME VI in 2003.

HMExpress(TM)

     HMExpress(TM) is a Windows-based, cost-effective and proven suite of applications designed for small to mid-sized home medical equipment providers. HMExpress(TM) automates order processing, CMN management, billing, accounts receivable, inventory and rental management; the core operational areas of any HME business. HMExpress(TM) packages years of research and development into an affordable out-of-the-box HME solution.

     HMExpress(TM) features HME patient intake and order processing, equipment pickups and exchanges, rental equipment management, recurring rental billing, capped rental processing, CMN printing and tracking, Medicare Form 1500 bill printing, private-pay statements, HIPAA compliant 837 and 835 standard billing formats, billing system, accounts receivable system, perpetual inventory, management reporting and multi-branch processing. HMExpress(TM) can grow with a business or customers can upgrade to other compatible CareCentric products.

AC-CURA(TM)

     AC-CURA(TM) is a Windows 2000/XP open architecture complete home health agency information system application. It is fully scaleable, and capable of supporting centralized or decentralized organizations. AC-CURA(TM) offers complete scheduling, billing, operations, financial, and QA functionality. AC-CURA(TM) offers a simple and reliable interface solution to virtually any point-of-care device, telephony, and care plan management.

     AC-CURA(TM) has hundreds of users operating in 23 states. AC-CURA(TM) is designed to handle all types of payers including Medicare, Medicaid, Private Pay and Staffing. AC-CURA(TM) can be configured in a client server or a decentralized data base environments. AC-CURA(TM) is sold under a business alliance based on a reseller agreement with Riversoft, Inc.


SPECIALIZED SOFTWARE PRODUCT SOLUTIONS

     CareCentric offers the following specialized software solutions:

The Smart Clipboard(R)

     The Smart Clipboard(R) is a point-of-care clinical information system that provides a clinical solution designed to assist home care providers in co-managing the cost and quality of the care they deliver by helping them understand their clinical and administrative processes. The Smart Clipboard(R) is a Windows-based client/server application that uses replication technology to maintain synchronized subsets of the master database in each tablet computer for data collection and validation at the point-of-care. This facilitates disconnected, distributed operations that characterize the information and operational needs of home health operations spread over large areas or across a region. The Smart Clipboard(R) provides home care nurses, therapists, and other clinicians with a means to capture complete patient information and assist in making timely, informed clinical decisions at the point-of-care. Through a relationship with Outcome Concept Systems, the system provides OASIS and ORYX data entry, validation, submittal and benchmark-reporting capabilities. The Company designed The Smart Clipboard(R) system to work in conjunction with the STAT2 and MestaMed(R) HHA back-office systems to give home health agencies seamless data exchange from clinical to operational to financial functions and back as indicated or required.

Visit Assistant(TM)

     CareCentric Visit Assistant(TM) is an intuitive, easy to use, hand-held point-of-care device. It performs key admission and patient care functions necessary  for  improved  cash flow  while  eliminating  manual  data  entry and increasing visit data accuracy. Using personal digital assistant (PDA) technology, Visit Assistant(TM) is the latest in CareCentric's line of mobile computing solutions. Visit Assistant(TM) is based on a Palm Operating System(R) device and provides a cost-effective solution for any size agency.

     Visit Assistant(TM) enables improved clinical processes through the ability to collect OASIS, 485, Assessment and Clinical Notes in the field. With Visit Assistant(TM), agencies can perform regulatory functions to generate 485 forms, calculate HHRG and submit OASIS data sets validated at the point-of-care to ensure consistency and compliance. Visit Assistant(TM) is designed for use with the STAT 2 and MestaMed(R) HHA clinical and financial system for billing and operational efficiency.

     Visit Assistant(TM) is sold under a business alliance with a vendor company, Golden Rule Software, Inc. based on a license and distribution agreement.

Delivery Assistant(TM)

     CareCentric Delivery Assistant(TM) is an automated inventory control solution for home medical equipment providers. Asset control including serialized inventory tracking can now be performed at the point of delivery. Fully integrated to the MestaMed(R) management system, the Delivery Assistant(TM) enables delivery technicians to scan bar-coded orders, supplies and equipment information to confirm delivery transactions. In addition, the Delivery Assistant(TM) captures insurance verification information and cash receipts. Daily activity can be automatically transferred to the MestaMed(R) system for inventory control and operational efficiency. Delivery Assistant(TM) is a key addition to the MestaMed(R) Home Medical Equipment line of products. It provides valuable inventory, delivery and payment needs that speed the delivery, reduces backlog, increase productivity and speeds reimbursement. In 2003, the company plans integrate the Delivery Assistant(TM) into the DME VI HME system.

OASIS/ORYX Reporting and Benchmarking

     CareCentric continues to enjoy value-added Retailer agreement with Outcome Concept Systems, Inc. (OCS). This agreement enables CareCentric to offer the complete suite of OCS products to all CareCentric customers who use outcome measures to define patient care goals. The OCS products allow home healthcare companies to manage, report and analyze clinical data.

PharmMed(R)

     PharmMed(R) is CareCentric's enhanced, comprehensive, Windows-based, home care pharmacy software. PharmMed(R) works in conjunction with the MestaMed(R) Management System to fully automate processes unique to home infusion therapy providers, including the billing of HME products and tracking of related assets. A Windows-based application that adapts to both centralized and/or decentralized operations, PharmMed(R) supports multiple locations and offers streamlined prescription processing, enhanced clinical documentation, improved operations to facilitate more efficient workflow, and improved reporting to aid regulatory compliance. Compounded, Non-compounded and TPN prescription processing is supported. A number of productivity enhancing interfaces including TPN compounder interfaces to Baxter and BAXA products are available.

Santrax

     In 2002, CareCentric entered into a value added reseller agreement with SanData Systems, Inc. to provide a best-of-breed telephony solution to CareCentric's home health customers. Santrax is a browser-based ASP application that enables home care field employees to record timecard and visit information using standard touch-tone telephones. It was designed as a simple, low-cost means for capturing key information at the point-of-care. Santrax confirms staff visits through on-site caller identification. Once collected, information is automatically exported into an agency's payroll and billing applications. Santrax is well suited for use by paraprofessionals or home health aides. Santrax interfaces directly into the STAT enterprise software to provide a fully integrated solution to the home health care provider for data capture, reporting and billing. Interfaces to the MestaMed(R) HHA system are expected to be available in 2003.


CLINICAL CONTENT OPTIONS

SmartPlans

     The SmartPlans suite of patient care plans and assessments integrated into CareCentric's Smart Clipboard(R) that allows home health agencies to implement electronic clinical data collection processes by defining treatment plans for a variety of medical diagnosis-based conditions common to skilled nursing, hospice services and therapies. Over 30 plans of care and supported assessments facilitate immediate implementation of a structured clinical process.

Outcomes Planner System

     The Outcomes Planner System (OPS) is an alternative option available to CareCentric Smart Clipboard(R) customers designed to give agencies a teaching-oriented set of clinical care pathway options. CareCentric's Outcomes Planner System is a disease-specific, clinical care path and care plan documentation package that includes discipline-specific OASIS and ORYX assessments for skilled nursing. Modules for physical, occupational and speech therapy as well as hospice are also available.

HIPAA Enhancements

     The Company expects that the Health Insurance Portability and Accountability Act of 1996 (HIPAA) will necessitate on-going security, privacy and electronic transmission-related enhancements to current software products. As specific implementation regulations, guidelines and timetables are promulgated and finalized, CareCentric will respond by allocating the resources and delivering regulation compliant, productivity enhancing modules it believes will be needed to gain compliance for its own employees, product and service offerings and its operations.

SERVICE SOLUTIONS

Software Services

     CareCentric believes that providing comprehensive software services to customers is critical to its success in the home health care industry. CareCentric employs in excess of 100 professionals dedicated to this effort who provide the following services:

     o Implementation: Implementation services provide a proven approach to implementing and supporting a CareCentric software system. Services include a formal implementation plan, periodic review of the schedule and on-going progress with customer management, and coordination of CareCentric installation, training and system integration resources. Quality assurance measurements are required after each on-site visit.

     o Training: Training and education services are offered on a continuing basis to existing customers either at the customer's site, at CareCentric classroom training facilities in Pittsburgh, Pennsylvania; Pompano Beach, Florida; and Atlanta, Georgia or at a remote facility in conjunction with major industry trade shows.

     o Data Conversion Services: Data conversion services are offered on a fee for service basis to those customers that require electronic creation of certain databases required for use with CareCentric software solutions. This critical aspect of sales and implementation provides the customer with the technical and operational support to effect a smooth, accurate and comprehensive data transition to CareCentric's platforms.

     o Software Support: CareCentric offers telephone support Monday through Friday and emergency telephone support on evenings and weekends. The support is available at standard 8:30 a.m. to 8:30 p.m. EST hours or can be specially tailored to the different types of healthcare operations serviced by the product. Weekend support is available on an on-call basis by support staff of the Company. Customers can purchase added platinum/premium level support. In these cases, key support personnel are on call to handle critical issues during extended hours. Support coverage includes selected training questions, non-compliance issues, system breakdowns and diagnostics of critical functions to keep the customer operational. The Company also provides software maintenance releases on a periodic basis to address non-conforming software, certain regulatory updates and certain product features and improvements. Maintenance releases of software are made available to customers periodically. These software maintenance releases include improvements and regulatory updates. These updates do not include major functional or computer platform changes that would be offered to customers as new product sale opportunities.

     o Technical Consulting: CareCentric provides software customization and integration, technical audits of the customer's information systems, integration and network planning and strategic and tactical information systems planning.

     o Custom Programming: CareCentric provides customer-specific changes for its products on a fixed fee or per hour basis.

     o Data Migration Services: CareCentric provides customer data migration routines to support transitioning from a competitive software product.

     o CareCentric is assembling a standardized business optimization package of services. This package of services will provide on-site review of customers' existing procedures and recommend "best-practice" policies and procedures designed to maximize the customer's utilization of the CareCentric's software product features.

     Software support services represents a major source of recurring revenue, as these services are provided through monthly, quarterly and annual renewable maintenance contracts which provide access to customer support, software releases to respond to changes in regulatory policies, and certain product improvements. The software at customer installations that do not have maintenance agreements rapidly becomes obsolete. Other services are generally charged on a time and materials usage basis. Travel costs are billed separately. CareCentric's technical personnel also provide on-site and on-call support as requested.

Business Consulting Services:

     This segment was discontinued at the end of the third quarter of 2001.


CUSTOMERS

     CareCentric has over 1,500 customers nationwide, including:

     o    hospital-based companies;
     o    home health care service providers;
     o    alternate-site care organizations;
     o    home medical equipment providers;
     o    integrated delivery systems;
     o    government-managed organizations;
     o    respiratory service providers; and
     o    home infusion therapy providers.

SALES AND MARKETING

     CareCentric, led by a Senior Vice President of Sales and Marketing, markets its information technology systems and services through a direct national sales force led by two Vice Presidents, one focused on home health agencies and the other focused on home medical equipment and IV pharmacy providers. There were 12 account executives at February 28, 2003. An inside sales force of six employees handles additional licenses, add-on modules, accessories, forms and supplies sales. CareCentric also employs a marketing and sales support staff to assist its sales force.

     Recognizing the importance of maintaining good communication and obtaining valuable input from its customers, CareCentric sponsors customer advisory groups and national user group meetings. Regional user group meetings are also held to discuss customer comments, suggestions, industry trends, and related system issues. CareCentric also maintains an active web site promoting important news, customer training events, web based educational opportunities and demonstrations. In addition, CareCentric maintains a national advertising campaign, direct mail campaigns and an active national, regional and state trade show presence.

BACKLOG

     CareCentric had backlog of $3.8 million at December 31, 2002, $3.2 million on December 31, 2001, and $4.1 million on December 31, 2000. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees and professional services. The length of time required to complete an implementation depends on many factors outside the control of CareCentric, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete the implementation process. As a result, CareCentric may be unable to predict accurately the amount of revenue it will recognize in any period and, therefore, can make no assurances that the amounts in backlog will be recognized in the next twelve months.

TECHNOLOGY

SMART CLIPBOARD(R) CareCentric's Smart Clipboard(R) point-of-care clinical product is built upon a Client/Server Remote Distributed Relational Database technology platform. Smart Clipboard(R) utilizes iAnywhere's (Sybase) relational database engine, Adaptive Server Anywhere, for its rich feature set and replication support. The Smart Clipboard(R) product is currently deployed on Microsoft's Windows operating systems platforms. User interaction with the system is through a Windows-based Graphical User Interface (GUI), with a pen-based user interface provided at the point-of-care.

STAT2 The STAT2 system is an MSM-based solution and operates on multiple operating systems, including Windows, SCO-UNIX and AIX. MSM is a reliable, hierarchical database that is very fast and requires low maintenance. MSM is also a programming language that was designed to efficiently manage the large amounts of text that the medical industry uses. STAT2 is a back-office system that allows a customer to exchange clinical and financial information with external systems in either an immediate connection (using the HL7 standard) or by accumulating data to transmit later in batch mode. Several components of the Cache database and development environment will be incorporated in 2003 to allow support under a larger family of operating systems and to eliminate the need for third-party ODBC tools.

DME VI The DME VI system is a complete billing and operations management system that addresses the business needs of the Home Medical Equipment (HME) market. The solution is a PC based, Windows compliant software system that operates on a variety of platforms, including Windows 95/98, Windows NT, and Windows 2000. The software is scaleable, and can run as a separate stand-alone system or as part of a local area network (LAN) or wide area network (WAN). The DME VI software uses the highly regarded Pervasive SQL 2000 database software to ensure the accuracy and integrity of the data.

MESTAMED(R) The MestaMed(R) software system is a completely integrated billing, operations and financial management system for the Home Medical Equipment (HME), Home Infusion Therapy (IV) and/or Home Nursing (HHA) market. The MestaMed(R) solution can be deployed in an integrated health care delivery environment, or implemented as a stand-alone solution in any of the operational disciplines. MestaMed(R) can operate on multiple operating systems including Windows NT, Windows 2000, Unix, AIX or Open VMS. The system fully supports local and wide area networks through TCP/IP network protocol. The MestaMed(R) product is powered by the Synergy Development Tool set; a comprehensive cross-platform set of advanced tools that enable programmers to rapidly create and deploy system-independent, extensible Enterprise solutions. Within this Tool set is the xfServer Plus component, a robust, scalable server that enables access to remote data and logic.

VISIT ASSISTANT(TM) The Visit Assistant(TM) (VA) operates on the Palm operating system. The handheld units synchronize to any PC on the same network where the Visit Assistant(TM) server resides. The VA server uses an SQL database and users can work with the synchronized handheld data from a workstation. Visit Assistant(TM) data are exchanged with the back-office STAT2 product, eliminating dual data entry. Visit Assistant(TM) is sold based on a license and distribution agreement with a vendor company, Golden Rule Software, Inc. Golden Rule originally designed a generic version of the base point-of-care product and offered it as a non-integrated, stand alone point-of-care capture device. CareCentric has integrated the product to its STAT and MestaMed(R) back office systems.

PHARMMED(R) The PharmMed(R) software is a front-end windows-based GUI pharmacy and prescription processing system designed to manage the specialized mixing and delivery needs of infusion therapy. The PharmMed(R) system is a fully integrated product that leverages the MestaMed(R) patient intake, backoffice billing, accounts receivable and management system features. PharmMed(R) can operate on Windows NT and Windows 2000. The system fully supports local and wide-area networks through TCP/IP network protocol. The PharmMed(R) product is also powered by use of the Synergy development toolset and language.

DELIVERY ASSISTANT(TM) The MestaMed(R) Delivery Assistant(TM) is a handheld point of delivery system. The solution is deployed on a Personal Data Assistant
(PDA) using the Palm operating system. The Delivery Assistant(TM) is fully integrated with the MestaMed(R) System to automatically confirm delivered orders. Information is shared between the PDA and MestaMed(R) Host system via HTTP requests from a JAVA Virtual Machine running on any Windows 95/98, Windows NT or Windows 2000 client in the network.

INVENTORY ASSISTANT The MestaMed(R) Inventory Assistant is a handheld physical inventory system. The solution is deployed on a Personal Data Assistant (PDA) using the Palm operating system. The Inventory Assistant is fully integrated with the MestaMed(R) System to automatically scan bar-coded inventories to expedite physical inventory counts. Information is shared between the PDA and MestaMed(R) Host system via HTTP requests from a JAVA Virtual Machine running on any Windows 95/98, Windows NT or Windows 2000 client in the network.

THIRD PARTY SOFTWARE CareCentric's systems are dependent upon many third-party software and hardware products and related services and alliances with other product and development partners. There can be no assurance that financial or other difficulties experienced by such third-party vendors will not have an adverse effect on CareCentric's abilities to provide its systems or that CareCentric will be able to replace such third-party products and services if they become unavailable.

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


RESEARCH AND DEVELOPMENT

     CareCentric maintains a staff of approximately 38 product and project managers, programmers, data base engineers and analysts, systems and application analysts, quality assurance analysts and documentation specialists who monitor developments in the computer software and health care industries and who continuously work to enhance and develop CareCentric's systems, to investigate and partner with third-party vendors whose products provide complimentary solutions to existing CareCentric products and to enhance and develop its suite of product and re-engineering services.

     CareCentric continuously engages in enhancing selected features of existing products to help its customers meet constantly changing regulatory requirements as well as to improve operational and clinical processes. The Company believes that such activities will help customers manage and reduce costs while increasing the opportunities to improve revenue generation and collection.

     CareCentric has also engaged in the design of an "n-tier platform" multiple-line-of-business solution designed to operate in the Microsoft .NET environment as both an in-house and ASP deployable solution. Plans to move the project to its development phases through a combination of available and integratable third-party components in conjunction with a number of in-house developed components in 2003 are underway.

     A large development team remains in place to add new features and value-add products to the Company's existing products while a new product team builds off the Company's existing base to develop the technology platforms for future products.

COMPETITION

     Competition in the market for home health care information systems and services is intense and has resulted in the ongoing entry and exit of vendors each year. CareCentric believes that the primary factors affecting competition are:

     o    features and functions
     o    technology platforms
     o    system performance and reliability
     o    ability to operate in a changing regulatory environment
     o    customer support
     o    service
     o    system flexibility and ease of use
     o    potential for providing feature enhancements
     o    delivery mechanisms
     o    reputation
     o    financial stability

     o    pricing

     CareCentric believes it is a strong competitor in features and functions, system performance and reliability, ability to provide regulatory enhancements, customer support and potential for enhancements, thus providing the customer with a return on investment. CareCentric provides customer support through a real-time, telephone-based system that has proven effective in satisfying customer needs in a timely fashion. CareCentric has a competitive advantage in the service area due in large part to a tenured staff and a deeply experienced installation and training team leading to stronger customer relationships. Pricing in this industry is very competitive, with no particular company, including CareCentric, having a clear advantage. CareCentric's reputation is tied mainly to the performance of each of its products, its deep industry knowledge and the feature and function of its products.

     Management believes that CareCentric's name recognition has been expanding since its debut in January 2001. Advertising of the name, logo and tag line - Achieve Your Potential - continued throughout 2002 and has been successful in beginning to establish a single branded identity representing multiple flagship products and services. Management believes that the market continues to identify with CareCentric's products - MestaMed(R), STAT 2(R), Smart Clipboard(R) and PharmMed(R) - indicating a strong product allegiance by the customer.

     CareCentric's competitors include other providers of home health care information systems and services. Furthermore, other major health care information companies not presently offering home health care information systems, or major information system companies not currently in the health care industry, could develop the technology and enter CareCentric's markets. CareCentric believes its most significant competitors are:

     o    McKesson Information Systems;
     o    Patient Care Technologies, Inc. (partially owned by Meditech);
     o    Home Care Information Systems, Inc. (owned by Misys PLC);
     o    3M;
     o    Beyond Now Technologies;
     o    FastTrack Healthcare System;
     o    Computer Applications Unlimited; and
     o    Computers Unlimited.

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

PROPRIETARY RIGHTS AND PRODUCT PROTECTION

     CareCentric owns the copyrights on its STAT2 system and the DME VI solution acquired from Dezine, the Smart Clipboard(R) system acquired in its 1999 merger with CareCentric Solutions, Inc. (CSI), the MestaMed(R), PharmMed(R) and HMExpress(TM) products acquired in its 2000 merger with MCS, Inc. (MCS) and has applied for AC-CURA(TM) as the product copyright name for its newly reseller-licensed HHA product. CareCentric depends upon a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions, confidentiality policies and various security measures to protect its proprietary rights. There can be no assurance that the legal protections afforded to CareCentric or the precautions taken by
CareCentric will be adequate to prevent misappropriation of CareCentric's technology. In addition, these protections do not prevent independent third-party development of functionally equivalent or superior technologies, systems or services, or the obtaining of a patent with respect to CareCentric's technology by third parties. Any infringement or misappropriation of CareCentric's core proprietary software could have a material adverse effect on CareCentric. Although there has been no significant litigation with respect to these claims, as the number of home health care software information systems increases and the functions of these systems further overlap, health care information systems may increasingly become subject to infringement claims.

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

     Regulations enacted by the United States government are created through several agencies and specific regulations. The Department of Health and Human Services (HHS) is the agency responsible for protecting the health of all Americans. The Centers for Medicare and Medicaid Services (CMS), a department within HHS, is responsible for administering the Medicare and Medicaid programs and for enforcing the transaction and code set standards that are part of the Health Insurance Portability and Accountability Act of 1996 (HIPAA). The Office of Civil Rights (OCR) is responsible for enforcing the HIPAA privacy standards. The Office of Inspector General (OIG) is responsible for protecting the integrity of HHS. The OIG conducts audits, investigations, inspections and other related activities to ensure program integrity and to identify fraud and abuse. These government agencies and the regulations they oversee all have a significant impact on how home health companies conduct business each day.

     Each year the OIG publishes a Work Plan that identifies specific areas of investigation for the coming year. In 2003 home health, hospice and durable medical equipment businesses are once again included in the Work Plan. Home health will be the focus of two studies, hospice one study and durable medical equipment four studies. For home health the OIG will investigate the effect the prospective payment system is having on quality of home health care. The goal is to determine whether any changes have occurred in the level or mix of service, the number of hospital re-admissions or emergency room admissions and the number of deficiencies identified on survey and certification. The second study will look at payment controls and whether services were properly coded and whether any services were inappropriately unbundled and paid separately by Medicare. The OIG's focus for hospice will be a re-examination of a past area of scrutiny; hospice and nursing home relationships. Specifically this study will focus on the private paying hospice patient who resides in a nursing facility and will determine whether services were provided according to the plan of care. Durable medical equipment companies will see the OIG scrutinizing the area of medical necessity of wheelchairs, payments for enteral therapy, parenteral nutrition, oxygen and therapeutic shoes. The activities of the OIG support the need for agencies to develop and improve their corporate compliance plans. Implementing system controls and safe guards are a must in this environment of regulatory control and scrutiny.

     All of these areas could potentially impact CareCentric through the need for additional system controls and safeguards. Any required changes resulting from the Inspector General's review of the home health industry could increase the costs and time necessary for CareCentric to provide its administrative services to its customers and could affect CareCentric in other respects not currently foreseeable.

     The enactment of the Health Insurance Portability and Accountability Act by Congress in 1996 began a new era in the field of information management. Among other requirements, HIPAA called for the adoption of standards governing the electronic transmission, privacy and security of health information. HIPAA required the Secretary of the Department of Health and Human Services (DHHS) to adopt standards governing the electronic transmission of data in connection with a number of transactions involving health information, including submission of health claims. These standards are intended to cover security measures and safeguards with respect to health information, as well as standardization of data, assignment of identifiers and authentication of electronic signatures.

     The Standards for Electronic Transactions and Code Sets Final Rule was published in the August 17, 2000 Federal Register and became effective October 16, 2000, setting an effective compliance date of October 16, 2002. Congress enacted a one-year extension to this standard for covered providers who submit a compliance plan prior to October 16, 2002. The goal of this regulation is to simplify electronic transfer of data by requiring a single set of standards be used throughout the health care industry. This single set of electronic standards will be required for all health plans and providers, as well as claims clearinghouses, whether in the government or private sector. This regulation includes eight electronic transactions and four code sets to be used in those transactions. These are:

     o    Health claims and equivalent encounter information
     o    Enrollment and dis-enrollment in a health plan
     o    Eligibility for a health plan
     o    Coordinating of benefits
     o    Health care payment and remittance advice
     o    Health plan premium payments
     o    Health claim status
     o    Referral certification and authorization


     The Standards for Privacy of Individually Identifiable Health Information Final Rule was issued on December 20, 2000. This regulation protects all patient records, including paper, electronic, and oral communications. The Department of Health and Human Services delayed the effective date of the privacy rules by two months, setting a new effective date as of April 14, 2001, with a new compliance date of April 14, 2003. This rule will require significant changes in CareCentric's systems and its operations regarding access to records, masking, and confidentiality.

     The proposed Security Rule published in 1998 was expected to become final in the first quarter of 2003 with a compliance date of February 2005. The Security Rule consists of several standards that require covered entities to maintain reasonable and appropriate administrative, technical, and physical safeguards to ensure the integrity and confidentiality of health information and prevent the unauthorized use or disclosure of health information. Home health agencies are just beginning to prepare for the impact of the HIPAA privacy standards.

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

     In 2002, CMS's committee on Regulatory Reform recommended streamlining home health paperwork. This resulted in the development of a shorter version of the OASIS tool. The new version decreased the number of required fields and added a new field required to comply with ICD-9-CM coding requirements mandated by HIPAA. The committee's goal was to require only those assessment items needed to promote quality patient care and to ensure proper payment. This recommendation was approved by the OMB in January 2003. Home Health agencies could implement the shorter OASIS immediately. The compliance date for the changes to the OASIS data set is October 1, 2003.

     On July 3, 2000, HCFA released the Prospective Payment System for Home Health Agencies Final Rule for reimbursement of home health providers under Medicare which was effective on October 1, 2000. Under this rule, Medicare reimburses home health providers fixed amounts for 60-day episodes of care determined by home health resource group case-mix classifications on the basis of an initial OASIS assessment adjusted for regional labor cost differences. The Rule specifies that reimbursement will be 60% at the start of the first episode and 40% after the final claim with all adjustments have been transmitted. For subsequent episodes, the agency will be paid 50% at the start of the episode and 50% upon receipt of the final claim. Agencies must submit a Request for Anticipated Payment (RAP) after the first billable visit, which will trigger the initial payment. Adjustments will be allowed for low utilization, partial episodes, significant changes in condition, delivery of therapy services and other excessive cost situations. Additional submittals required include identification of the appropriate case mix group, source of admission, and a one-line universal bill submission.

     The Standards for Electronic Transactions and Code Sets Final Rule published in the August 17, 2000 Federal Register became effective October 16, 2000. Congress enacted a one-year extension to this standard for covered providers who submit a compliance plan prior to October 16, 2002. The goal of this regulation is to simplify electronic transfer of data by requiring a single set of standards be used throughout the health care industry.

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

     In 2002, the 15% reduction on payment limits for home health services took effect with episodes beginning on October 1, 2002. From 1998 to 2002 the home health industry was targeted for 16 billion dollars in reductions this number however climbed to 70 billion with the 15% reduction on October 1, 2002. The impact of these reductions certainly could affect the ability of CareCentric's customers to purchase new products and on new customers purchasing any product.

     The Standards for Privacy of Individually Identifiable Health Information Final Rule issued on December 20, 2000 and modified on August 14, 2002 protects all patient records, including paper, electronic, and oral communications. The compliance date for the privacy standards is April 14, 2003.

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

EMPLOYEES

     As of December 31, 2002, CareCentric employed 158 individuals. CareCentric believes that its future success depends in large part upon recruiting, motivating and retaining highly skilled and qualified employees in all aspects of CareCentric's business, especially product development. None of CareCentric's employees is represented by a labor union. CareCentric believes that its employee relations are good.

ITEM 2.  PROPERTIES

     CareCentric's principal executive offices are located at 2625 Cumberland Parkway, Suite 310, Atlanta, Georgia 30339. The principal executive offices consist of approximately 15,431 square feet. The lease on this space expires on April 30, 2008.

     CareCentric also leases office space for its operations in the following locations:


         LOCATION                                  SQUARE FOOTAGE            LEASE EXPIRATION
         --------                                  --------------            ----------------

         Norcross, Georgia                                19,704                May 31, 2003*
         Pompano Beach, Florida                            6,535                December 31, 2004
         East Brunswick, New Jersey                        1,082                August 31, 2005
         Pittsburgh (Monroeville), Pennsylvania           24,308                September 30, 2005

     *CareCentric believes that its present facilities, excluding the Norcross facility, which will be vacated in May 31, 2003 in accordance with early lease termination rights with the landlord, are adequate to meet its current and foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

     Neither CareCentric nor any of its subsidiaries is currently a party to any legal proceedings which would be material to the business or financial condition of CareCentric on a consolidated basis.

     Simione Central Holding, Inc., a subsidiary of CareCentric now known as SC Holding, Inc. ("SC Holding") was one of several defendants named in a "whistleblower" lawsuit related to alleged Medicare fraud filed under the False Claims Act in the Northern District of Georgia (U.S. ex re. McLendon v. Columbia/HCA Healthcare Corp., et al., No. 97-VC-0890 (N.D. Ga.)). The lawsuit involves alleged claims that SC Holding allegedly participated in a conspiracy with Columbia/HCA and other third parties to bill inflated and fraudulent claims to Medicare. On July 21, 1999, the Justice Department issued notice that it had elected not to join in the claims asserted against SC Holding by Donald
McLendon, who is a former employee of an unrelated service provider to Columbia/HCA. Although the Justice Department joined the suit with regard to other defendants, it specifically declined to intervene with regard to SC Holding. In late 2000, CareCentric was advised by Mr. McLendon's attorney that notwithstanding the declination by the Justice Department, Mr. McLendon intends to pursue "whistleblower" claims against SC Holding directly. Through February 28, 2003, no such action has been taken and nothing further has been heard from McLendon's attorney for over one year. Management believes that this claim has been abandoned. In the event a claim is asserted, however, CareCentric and SC Holding intend to vigorously defend against it.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As more fully explained in Notes 1 and 2 to the Consolidated Financial Statements, MCS, Inc. is considered to have acquired Simione Central Holdings, Inc. on March 7, 2000, and the historical financial statements of the "Company" as discussed herein for periods prior to March 7, 2000 are therefore the historical financial statements of MCS, Inc. only, except where specifically noted.

     The common stock of CareCentric has been traded on the Over the Counter Bulletin Board (OTCBB) since August 22, 2002 under the symbol CURA.OB. Between December 26, 2000 and August 21, 2002, the Company's common stock was traded on The Nasdaq Stock Market's SmallCap Market under the symbol CURA. From June 6,

2000 until December 26, 2000, the common stock traded on the Nasdaq SmallCap Market under the symbol SCHI. During March 2000, the common stock was traded temporarily under the symbol SCHID on Nasdaq to reflect the 1-for-5 reverse stock split.

     As of March 10, 2003, CareCentric common stock was held by approximately 3,108 holders of record. For this purpose, stockholders whose shares are held by brokers on behalf of stockholders are not included.

     The table below shows the reported quarterly high and low sales price for CareCentric common stock on the Nasdaq National Market, Nasdaq SmallCap Market and OTCBB for the periods after January 1, 2001. The information set forth below does not include retail mark-ups, markdowns or commissions.

                            2002                   2001
                     --------------------  ---------------------
                       HIGH       LOW         HIGH       LOW
                     --------------------  ---------------------

First Quarter          1.010     0.550       4.530      1.500
Second Quarter         0.800     0.400       3.000      1.630
Third Quarter          0.600     0.300       2.950      1.340
Fourth Quarter         0.700     0.230       1.700      0.460

     CareCentric has never declared or paid cash dividends on CareCentric common stock. CareCentric currently intends to retain future earnings, if any, for future growth and does not anticipate paying any cash dividends in the foreseeable future. CareCentric's line of credit includes restrictions on the payment of dividends.

     On January 29, 2003, CareCentric received an offer to merge with Borden Associates, Inc. In the proposed transaction, Borden would merge into CareCentric and purchase the shares of shareholders holding less than 4,000 shares for $0.55 per share. Each share of CareCentric common stock owned of record by a holder of 4,000 shares or more of CareCentric common stock will continue to represent one share of common stock after the merger. The outstanding shares of Borden Associates capital stock will, in the aggregate, be converted into the right to receive that number of shares of CareCentric common stock equal to the quotient of the total cash consideration paid to the holders of fewer than 4,000 shares of CareCentric common stock divided by the $0.55 per share price. CareCentric would remain the surviving entity. This transaction, if consummated, may result in the Company becoming private so that it would no longer be a reporting company under SEC regulations or be publicly traded on the OTC Bulletin Board. The Board of Directors is evaluating the proposal and has formed a special committee of independent directors, consisting of Winston R. Hindle, Jr. and William J. Simione, Jr., to evaluate, respond or negotiate the proposal with the principals of Borden Associates. Borden Associates is an investment company formed for the purpose of this transaction and owned by John Reed, Stewart Reed and James Burk. John Reed and Stewart Reed are material shareholders of CareCentric and members of its Board of Directors. As of March 10, 2003, the special committee of the Board has selected legal counsel and an investment banking firm to assist in the special committee's review of the offer by Borden Associates.


EQUITY COMPENSATION PLAN INFORMATION

     The following chart gives aggregate information regarding grants under all equity compensation plans of CareCentric through December 31, 2002.


                                                                                                       Number of securities
                                                                                                       remaining available
                                                Number of securities        Weighted-average         for future issuance and
                                                  to be issued upon         exercise price of          equity compensation
                                                     exercise of               outstanding               plans (excluding
                                                outstanding options,            options,               securities reflected
              Plan category                      warrants and rights       warrants and rights            in 1st column)
------------------------------------------      ----------------------     --------------------      -------------------------

Equity  compensation  plans  approved  by
securityholders (1)                                    469,836             $          5.03                   383,586

Equity  compensation  plans not  approved
by securityholders (2)                                 108,453                       20.75                      -0-
                                                ----------------------     --------------------      -------------------------

Total                                                  578,289             $          7.55                    383,586
                                                ======================     ====================      =========================


(1) Represents options granted under the following plans, each of which was approved by shareholders: 1997 Non-Qualified Directors Stock Option Plan, and the Simione Central Holdings, Inc. 1997 Omnibus Equity-based Incentive Stock Option Plan, as amended.

(2)  Represents non-plan options granted prior to December 31, 2002.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company. The selected consolidated financial data in the table as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 are derived from the audited consolidated financial statements of the Company. As more fully explained in Note 1 to the Consolidated Financial Statements, MCS, Inc. is considered to have acquired Simione Central Holdings, Inc. on March 7, 2000, and the historical financial statements for periods prior to March 7, 2000 of the "Company" as discussed herein are therefore the historical financial statements of MCS, Inc. only, except where specifically otherwise noted. On September 28, 2001 the Company discontinued its Consulting business segment and as more fully described in Note 2 of the Financial Statements, the results of the discontinued Consulting business have been separately presented in the Financial Statements. See Note 1 to Notes to Consolidated Financial Statements for information about the Company's history. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto of the Company included herein.

                              SUMMARY OF OPERATIONS


                                                                 YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------------------
                                              2002           2001          2000         1999          1998
                                           ------------  --------------  ----------  ------------ -------------
                                                          (in thousands, except per share data)

Net revenues:                               $   22,015    $    20,446     $ 19,574    $   16,648   $    14,901

 Costs and expenses:
     Cost of revenues                            6,408          8,217        8,478        10,563         9,225
     Selling, general and administrative         9,770         10,715       10,756         4,077         3,780
     Research and development                    3,431          6,158        6,174         1,051           231
     Amortization and depreciation               1,696          3,865        3,481           230             -
     Write down of intangibles                       -         11,799            -             -             -
     Restructuring Charge                            -            675            -             -             -
                                           ------------  -------------   ----------  ------------ -------------
     Total costs and expenses                   21,305         41,429       28,889        15,921        13,236
                                           ------------  -------------   ----------  ------------ -------------

 Income (loss) from operations                     710        (20,983)      (9,315)          727         1,665

 Other income (expense) :
     Other (expense) income                        250              -           (6)            -             -
     Interest expense                             (712)          (592)        (141)            -             -
     Interest and other income                      45             37           74            45            47
                                           ------------  -------------   ----------  ------------ -------------
 Income (loss) before taxes                        293        (21,538)      (9,388)          772         1,712
                                           ------------  -------------   ----------  ------------ -------------

     Income tax benefit (expense)                    -            (15)         154          (306)         (686)
                                           ------------  --------------  ----------  -----------   ------------
 Income (loss) from continuing
     operations                                    293        (21,553)      (9,234)          466         1,026
                                           ------------  --------------  ----------  -----------   ------------

Discontinued operation
     Loss on disposal of discontinued
        operations                                   -         (2,632)           -             -             -

     Income (loss) from operations of
        discontinued segment before taxes            -           (483)        (442)          251           671

     Applicable tax expense                                                                  100           268
                                           ------------   -------------   ---------   -----------  ------------
   Income (loss) from operations and
      disposal of discontinued segment               -         (3,115)        (442)          151           403
                                           ------------   -------------   ---------   -----------  ------------
   Net income (loss)                        $      293    $   (24,668)    $ (9,676)   $      617   $     1,429
                                           ============   =============   =========   ===========  ============

     Cumulative preferred dividends               (467)          (722)        (569)            -             -

 Net income (loss) available to common
   shareholders                             $     (174)   $   (25,390)    $(10,245)   $      617   $     1,429
                                           ============  ==============  ==========  ============ =============

Net income (loss) per share - basic and
   diluted
     From continuing operations             $     0.07    $     (5.06)    $  (2.70)   $     0.31   $      0.69
     Weighted average common shares
        --basic and diluted                      4,371          4,272        3,418         1,490         1,490
                                           ============  ==========================  ============ =============

     From discontinued operations                    -    $     (0.73)    $  (0.13)   $     0.10   $      0.27
     Weighted average common shares -
        basic and diluted                        4,371          4,272        3,418         1,490         1,490
                                           ============  ==============  ==========  ============ =============
Net income (loss) per share - basic and
   diluted
     From operations                        $     0.07    $     (5.77)    $  (2.83)   $     0.41   $      0.96
     Weighted average common shares -
        basic and diluted                        4,371          4,272        3,418         1,490         1,490
                                           ============  ==============  ==========  ============ =============
 Net income (loss) per share - basic &      $    (0.04)   $     (5.94)    $  (3.00)   $     0.41   $      0.96
    diluted for common shareholders
 Weighted average common shares - basic
    and diluted                                  4,371          4,272        3,418         1,490         1,490
                                           ============  ==============  ==========  ============ =============


                          SUMMARY OF FINANCIAL POSITION

                                                            AS OF DECEMBER 31,
                                     ----------------------------------------------------------------
                                        2002         2001        2000         1999         1998
                                     ------------ ----------- ------------ ----------- --------------
                                                  (in thousands, except per share data)

Cash and cash equivalents             $      826   $     201   $      362   $      47   $         60
Working capital (deficit)                (12,127)    (15,618)     (13,765)     (1,542)        (1,745)
Total Assets                              11,907      12,808       35,120       6,696          5,279
Long-term obligations                      8,670       6,093          728           -              -
Shareholders' equity (deficit)        $  (15,259)  $ (14,310)  $   11,080   $     505   $       (981)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by such sections. When used in this report, the words "believe," "anticipate," "estimate," "expect," "plans," "intend," "likely," "will" and similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K which address activities, events, or developments which the Company expects or anticipates will or may occur in the future, including statements regarding the Company's competitive position, the successful development of its software products, the impact on the Company of actual or proposed regulatory changes, the Company's expectations regarding the adequacy of current financing arrangements, product demand and market growth, and other statements regarding future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, and expected future developments as well as other factors it believes are appropriate in the circumstances. The Company's future financial performance could differ significantly from that set forth herein, and from the expectations of management. Important factors that could cause the Company's financial performance to differ materially from past results and from those expressed in any forward looking statements include, without limitation, the inability to obtain additional capital resources, variability in quarterly operating results, customer concentration, product acceptance, long sales cycles, long and varying delivery cycles, the Company's dependence on business partners, emerging technological standards, changing regulatory standards, inability to retain or hire experienced and knowledgeable employees, risks associated with acquisitions, increased regulation of the health care industry, future consolidation of the health care industry, potential liability in connection with the Department of Labor investigation or IRS audit, the need to develop new and enhanced products, product delays and errors, competition, difficulty protecting intellectual property rights, and the risk factors detailed in the Company's Registration Statement on Form S-4 (File No. 333-96529) and in the Company's periodic reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

     The following is a discussion of the consolidated financial condition and results of operation of the Company for the three years ended December 31, 2002 and certain factors that will affect the Company's financial condition. In these discussions, most percentages and dollar amounts have been rounded to aid presentation; as a result, all such figures are approximations. References to such approximations have generally been omitted.

     As more fully explained in Notes 1 and 2 to the Consolidated Financial Statements, MCS, Inc. is considered to have acquired Simione Central Holdings, Inc. on March 7, 2000, and the historical financial statements of the "Company" as discussed herein for periods prior to march 7, 2002 are therefore the historical financial statements of MCS, Inc. only, except where specifically noted. Also as discussed in Note 2, the Company discontinued its Consulting business segment in September of 2001 and the operating results of the Consulting segment have been separately presented in the financial statements for the years 2001 and 2000 as a discontinued operation.

OVERVIEW

     CareCentric, Inc. (formerly known as Simione Central Holdings, Inc.) ("CareCentric" or the "Company") is a leading provider of enterprise information technology systems and related services and consulting services designed to help home health care providers more effectively operate their businesses in today's environment. The Company's focus is to help home health care providers streamline their operations and better serve their patients. Currently, the Company is moving forward to leverage its long history and success to migrate its product solutions to new technology platforms that are currently in design. These new technology platforms are being designed to: create long term scalable technology platforms using state of the art technologies; streamline real-time customer service, shorten decision cycles for our customers; add new product solutions; and revolutionize customer options, while meeting the business requirements of the enterprises served. CareCentric currently offers several comprehensive software solutions. Each of these solutions provides a basic set of software applications and specialized modules which can be added based on customer demand. These software solutions are designed to enable customers to provide clinical care management, administrative, operating and financial solutions and payment processing efficiencies. In addition to its software solutions and related software support services, CareCentric's home health care consulting services assist providers in addressing the challenges of:

     o    reducing costs;
     o    regulatory compliance;
     o    maintaining quality;
     o    streamlining operations;
     o    re-engineering organizational structures; and
     o    leveraging best practice solutions
     o    accelerate payment reimbursement


CareCentric has over 1,500 customers nationwide in the following categories:


     o    hospital-based companies;
     o    home health care providers;
     o    alternate-site care organizations;
     o    home medical equipment providers;
     o    integrated delivery systems (IDN);
     o    home infusion therapy providers; and
     o    government-managed organizations
     o    respiratory service providers


     The Company defines recurring revenues as revenues derived under software support agreements, whether annual or otherwise. These revenues were approximately $12.1 million, or 55.0% of total net revenues, for the year ended December 31, 2002, $11.3 million, or 55.1% of total net revenues, for the year ended December 31, 2001 and $12.5 million, or 57.1% of total net revenues, for the year ended December 31, 2000.

     The Company believes that continued development and enhancement of its software systems are critical to its future success, and anticipates that the total amount of research and development expense will increase, but should decrease as a percentage of total net revenues as the Company increases its revenues. Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. For the years ended December 31, 2002, 2001 and 2000, the Company had no capitalized computer software and development costs.

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission in December 2001, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

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

Revenue Recognition

     The Company sells its software pursuant to non-exclusive license agreements which provide for the payment of a one-time license fee. In accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Revenue Recognition," these revenues are recognized when products are delivered and the collectability of fees is probable, provided that no significant obligations remain under the contract. Revenues derived from the sale of software products not requiring significant modification or customization are recognized when products are delivered and collectability of fees is probable, provided that no significant obligations remain under the contract. The price of the Company's software varies depending on the number of software modules licensed and the number of users accessing the system and can range from under ten thousand dollars to a few million dollars. The Company generally requires payment of a deposit upon the signing of a customer order as well as certain additional payments prior to delivery. As a result, the Company's balance sheet reflects significant customer deposits.

     Third-party software and computer hardware revenues are recognized when the related products are shipped. Software support agreements are generally renewable for one-year periods, and revenue derived from such agreements is recognized ratably over the period of the agreements. The Company has historically maintained high renewal rates with respect to its software support agreements. The Company generally charges for software implementation, training and technical consulting services as well as management consulting services on an hourly or daily basis. The Company is now offering "tiered pricing" for implementation of new systems whereby the customer pays a fixed fee for a certain level of packaged services and daily fees for services beyond the package. Revenue is recognized for instances where tiered pricing is used according to separately defined portions of service and software as those portions are completely delivered to the customer.

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

Valuation of Long-Lived and Intangible Assets and Goodwill.

     The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following:

o significant under-performance relative to expected historical or projected future operating results;
o significant changes in the manner of the Company's use of the acquired assets or the strategy for its overall business;
o    significant negative industry or economic trends.

     When the Company determines that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate (20%) determined by our management to be commensurate with the risk inherent in our current business model. As of December 31, 2002 no event or business situation had been identified which indicated the carrying value of the intangibles and long-lived assets and related goodwill and enterprise level of goodwill should be adjusted. As of December 31, 2001, a $11.8 million impairment adjustment was recorded resulting in net intangible assets amounting to $5.4 million as of December 31, 2001. See
Note 7 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

EFFECT OF REVERSE MERGER AND DISCONTINUED OPERATIONS ON MANAGEMENT DISCUSSION AND ANALYSIS

     On March 7, 2000, CareCentric, Inc. (formerly known as Simione Central Holdings Inc.) ("CareCentric") and MCS, Inc. ("MCS") merged in a transaction ("the CareCentric/MCS merger," also set forth above as "the MCS/Simione merger") accounted for as a reverse acquisition for financial reporting purposes. As more fully discussed in Note 1 of the accompanying Financial Statements, the 2002 and 2001 Statements of Operations present a full year of the combined results of operations of the former Simione Central Holdings, Inc./MCS businesses. The 2000 Statement of Operations presents a full year of MCS results of operations combined with the results of operations for the former Simione Central Holdings, Inc. since March 7, 2000. Because of these differences in the accompanying Financial Statements, comparison of the results of operations of the Company as reported would be misleading, if not meaningless.

     To present a more meaningful analysis of operating performance, the comparison of the years ended December 31, 2001 and 2000 compares the 2001 reported Financial Statements in the accompanying Financial Statements to a proforma 2000 statement of operating results which combines the former Simione Central Holdings Inc. business with MCS as if the merger had occurred on January 1, 2000.

     In addition to the proforma information discussed in the paragraph immediately above, the following comparison of the years ended December 31, 2002, 2001 and 2000 have been prepared after reduction in the years 2001 and 2000 for the discontinued operations of the Consulting segment of Simione Central Holdings, Inc. in September of 2001. See Note 2 to the accompanying Financial Statements.

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2001

     Net Revenues. Revenues (exclusive of the Consulting segment which was discontinued in September 2001) were $22.0 million for the twelve months ended December 31, 2002 and $20.4 million for the twelve months ended December 31, 2001. The $1.6 million increase was mostly attributable to an increase in maintenance revenues of $0.7 million to $12.1 million in 2002 from $11.4 million in 2001, and an increase in revenues from software systems of $0.7 million to $6.8 million for the twelve months ended December 31, 2002 from $6.1 million for the twelve months ended December 31, 2001.

     The Company believes these increases in revenues are attributable generally to the combined effect of continued customer account retention, growth of existing customer's businesses and price increases. The Company also recognizes the importance of successfully introducing new products using more current technologies and plans to continue to develop and invest in new products in 2003 and beyond.

     Cost of Revenues. Cost of revenues decreased $1.8 million, or 22.0%, to $6.4 million in 2002 from $8.2 million in 2001. As a percentage of total net revenues, cost of revenues decreased to 29.1% in 2002 from 40.2% in 2001. The $1.8 million decrease resulted primarily from cost cutting combined with changes in product mix. The decrease as a percentage of total net revenues is due to the combined impact of many factors including efficiencies in installation and support costs resulting from the merger with MCS, reduced sales discounts and changes in product mix.

     Selling, General and Administrative. Selling, general and administrative expenses decreased $0.9 million, or 8.8%, to $9.8 million in 2002 from $10.7 million in 2001. As a percentage of total net revenues, selling, general and administrative expenses were 44.4% in 2002 and 52.4% in 2001. This dollar decrease was attributable to synergies derived from the merger with MCS in March 2000 and cost savings initiatives completed in 2002. Cost savings were primarily realized through the centralization of administrative functions and elimination of non-essential facilities.

     Research and Development. Research and development expenses decreased approximately $2.7 million, or 44.3%, to $3.4 million in 2002 from $6.2 million in 2001. As a percentage of total net revenues, research and development expenses decreased to 15.6% in 2002 from 30.1% in 2001. The reduction in research and development expenses in 2002 was primarily due to efforts to reduce overall expenses while revamping the Company's overall product strategies. The Company expects research and development costs to increase in 2003 to a level between the 2002 and 2001 reported expenditures and percentages of total net revenues.

     Amortization and Depreciation. Amortization and depreciation decreased by approximately $2.2 million to $1.7 million in 2002 from $3.9 million in 2001. This decrease is attributable to the write down of the Intangibles at December 31, 2001 in accordance with SFAS No. 121 of $11.8 million.

     Operating Loss. The Company's operating income from continuing operations improved from a loss of $21.0 million for the twelve months ended December 31, 2001 to a profit of $0.7 million for the twelve months ended December 31, 2002. This increase resulted from the combined effect of increases in sales, improved gross profit margins and reductions in all reported operating expense categories.

     Other Income (Expense). Interest expense related to borrowings under the Company's line of credit agreements and capital lease obligations decreased by approximately $0.6 million to $0.7 million for the twelve months ended December 31, 2002 from $1.3 million for the twelve months ended December 31, 2001. The Company expects interest expense in 2003 to be comparable to that of 2002. Interest and other income consist principally of interest income related to customer finance charges. The Company's short-term cash investments were materially unchanged at $45,000 and $37,000 for the years ended December 31, 2002 and December 31, 2001 respectively.

     Income Taxes. The Company has not incurred or paid any substantial income taxes since March 2000. At December 31, 2002, CareCentric had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $38.5 million. Such losses expire beginning in 2008, if not utilized. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL carryforwards may be limited as to their utilization in any year. The Company has concluded that it is more likely than not that these NOL carryforwards will not be realized based on a weighing of available evidence at December 31, 2002, and accordingly, a 100% deferred tax valuation allowance has been recorded against these assets. See Note 10 to the accompanying Financial Statements.

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

     Net Revenues. Revenues, exclusive of the Consulting segment which was discontinued in September 2001, were $20.4 million for the twelve months ended December 31, 2001 and $21.9 million for the twelve months ended December 31, 2000. The $1.5 million decrease was mainly attributable to a reduction in maintenance revenues of $1.1 million to $11.4 million in 2001 from $12.5 million in 2000. Revenues from software systems was unchanged at $9.5 million in both 2001 and 2000.

     The Company believes the reduction in revenues was attributable generally to adverse economic conditions prevailing in the home healthcare marketplace. Additionally, the Company believes certain customers were reluctant to invest in existing software systems while new products with technologically advanced platforms were under initial development..

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

     Selling, General and Administrative. Selling, general and administrative expenses decreased $1.5 million, or 12.3%, to $10.7 million in 2001 from $12.2 million in 2000. As a percentage of total net revenues, selling, general and administrative expenses were 52.4% in 2001 and 55.8% in 2000. This dollar decrease was attributable to synergies derived from the merger and cost savings initiatives implemented in 2000 and continued in 2001. Cost savings were primarily realized through the centralization of administrative functions and elimination of non-essential facilities and excess capacity.

     Research and Development. Research and development expenses decreased approximately $0.8 million, or 11.4%, to $6.2 million in 2001 from $6.9 million in 2000. As a percentage of total net revenues, research and development expenses decreased to 30.1% in 2001 from 31.8% in 2000. The continued high expenditure of research and development funds was attributable to development effort on all continuing products, but especially for Smart Clipboard(R), PharmMed(R) and HM Express(TM).

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

     Impairment Loss - Intangible Assets. As more fully discussed in Note 7 to the Financial Statements, and in accordance with Financial Accounting Standard 121, the Company is required to periodically review the value of its intangible assets. The Company's intangible assets were capitalized in conjunction with the MCS merger on March 7, 2000. At the end of the fourth quarter of 2001, that review resulted in an $11.8 million write down, or impairment loss, of the intangible assets of the Company. The major reasons for the impairment were new technologies being integrated in the Company's current and future products causing its existing product platforms to have smaller future revenue generation capability, and an expectation that immediate opportunities for new software sales were lower than forecasted at the time of the merger with MCS.

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

     The income tax benefit of $154,000 reflected in the accompanying Financial Statements for 2000 relates primarily to losses incurred by MCS between January 1, 2000 and March 7, 2000 while it was a subsidiary of Mestek. The income tax benefit arises from the inclusion of MCS's results for this period in Mestek's consolidated federal and state income tax filings for 2000.

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

                           CREDIT AND DEBT AND PREFERRED EQUITY SECURITIES IN JULY 2000
-------------------------------------------------------------------------------------------------------------------
                 SOURCE                       FUNDING                   FORM                     DATE CLOSED
-----------------------------------------  ---------------  ------------------------------  -----------------------

Barrett C. O'Donnell                        $    600,000    Convertible Note                  November 11, 1999

Mestek, Inc.                                $  6,000,000    Convertible Preferred Stock         March 7, 2000
                                                            Series B; 9% cumulative
                                                            dividend

Mestek, Inc.                                $    850,000    Preferred Stock Series C;           March 7, 2000
                                                            11% cumulative dividend

John E. Reed                                $  1,000,000    Convertible Preferred Stock         June 22, 2000
                                                             Series D; 9% cumulative
                                                            dividend

John E. Reed                                $  6,000,000    Line of Credit                      June 22, 2000

Wainwright Bank and Trust Company           $  6,000,000    Line of Credit                      July 12, 2000
                                           ---------------
                                            $ 20,450,000
                                           ===============

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

     On April 8, 2002, the Company secured two commitments for additional financing, from existing shareholders John Reed and Mestek, Inc. Mr. Reed and Mestek provided $871,117 and $1,092,000 in short-term debt financing, respectively.

     Also on April 8, 2002, the Company initialized a recapitalization of its interest bearing debt and preferred equity instruments. The recapitalization plan was approved by the Company's shareholders at the June 6, 2002 annual stockholders meeting and completed on July 1, 2002. See Notes 6 and 8 to the accompanying Financial Statements for the impact of the recapitalization plan on each class of debt and preferred stock. As of December 31, 2002, and including the effect of the completed recapitalization plan, the Company's credit and debt facilities and related preferred equity securities consisted of the following:

                       CREDIT AND DEBT AND PREFERRED EQUITY SECURITIES AT DECEMBER 31, 2002
-------------------------------------------------------------------------------------------------------------------
                 SOURCE                        FUNDING                   FORM                     DATE CLOSED
-----------------------------------------  ----------------- ------------------------------ -----------------------

Barrett C. O'Donnell                        $      600,000   Convertible Note maturing         November 11, 1999
                                                             June 30, 2007

Mestek, Inc.                                $    6,000,000   Convertible Preferred Stock         March 7, 2000
                                                             Series B; 9% cumulative
                                                             dividend

John E. Reed                                $    1,000,000   Convertible Preferred Stock         June 22, 2000
                                                             Series D; 9% cumulative
                                                             dividend

Mestek, Inc.                                $    4,000,000   Convertible deferred interest        July 1, 2002
                                                             Note maturing June 30, 2007

John E. Reed                                $    3,555,555   Convertible deferred interest        July 1, 2002
                                                             Note maturing June 30, 2007

John E. Reed                                $      103,818   Capitalized deferred interest        July 1, 2002
                                                             Note maturing June 30, 2007

Wainwright Bank and Trust Company           $    6,000,000   Line of Credit                      July 12, 2000
                                           -----------------
                                            $   21,259,373
                                           =================

     The John E. Reed and Mestek, Inc. debt and equity amounts have all been fully funded to the Company as of December 31, 2002. Between July 1, 2002 and December 31, 2002, the Company paid off $1.4 million of the Wainwright Bank and Trust Company line of credit resulting in an outstanding balance of $4.5 million at December 31, 2002.

     During the months of January and February of 2003, the Company has paid off an additional $0.3 million on the Wainwright Bank line of credit, resulting in $1.8 million of unused credit capacity as of February 28, 2003. The Company believes the combination of the funds available from cash to be generated from future operations and the Wainwright Bank facility will be sufficient to meet the Company's operating requirements through at least December 31, 2003, assuming no material adverse change in the operation of the Company's business. See also Note 17 to the Financial Statements.

     The table below summarizes the Company's debt and other contractual obligations at December 31, 2002:

                                                     PAYMENTS DUE BY PERIOD
                                ---------------------------------------------------------------------
     CONTRACTUAL OBLIGATIONS         TOTAL        LESS THAN 1 YEAR    2-3 YEARS       4 - 6 YEARS
                                ----------------  ---------------------------------------------------

   Long-Term Debt                $    8,520,000    $            -   $           -   $      8,520,000
   Capital Lease Obligations                  -                 -               -                  -
   Operating Leases                   2,647,000           744,000       1,300,000            603,000
   Line of Credit                     4,525,000         4,525,000               -                  -
   Other Long-Term Obligations        1,252,000         1,102,000         150,000                  -
                                ----------------  ---------------- --------------- ------------------
   Total Contractual Cash
   Obligations                   $   16,944,000    $    6,371,000   $   1,450,000   $      9,123,000
                                ================  ================ =============== ==================

     As of December 31, 2002, the Company had negative working capital of $12.1 million and cash equivalents of $0.8 million. The Company's current liabilities as of December 31, 2002 include customer deposits of $1.5 million and unearned revenues of $4.2 million.

     Net cash provided by (used in) operating activities for the years ended December 31, 2002, 2001 and 2000 was ($0.8) million, ($3.9) million and ($7.2)
million, respectively. Cash used in 2002 principally funded operating losses which occurred in the first quarter of 2002. The significant reductions in negative cash flow from operations during the three years ended December 31, 2000 to December 31, 2002 have greatly improved the Company's ability to maintain the liquidity it needs to manage its business. The improvement in cash flow is the result of reductions in all reported areas of operating expense including cost of revenues, selling, general and administrative expenses and research and development. These reduced expenses, as more specifically discussed in Management's Discussion and Analysis of Operations, have resulted from cost efficiencies derived from the merger of MCS, Inc. and Simione Central Holdings, Inc., more efficient use of research and development resources combined with active efforts by the Company to license the rights to sell non-Company developed software, and stringent cost control procedures by the reorganized management team during 2002. Management of the Company expects these same actions to be continued such that the improved cash liquidity of the Company is repeated with the intent to direct this liquidity at future product initiatives.

     Cash flows from financing activities during the twelve months ended December 31, 2002 include John E. Reed and Mestek, Inc. borrowings made before the recapitalization plan was completed on July 1, 2002. During the twelve months ended December 31, 2002, the Company achieved a net reduction in the Wainwright Line of Credit outstanding of $1.1 million.

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

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2001 be recorded under the purchase method. This statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. These statements were adopted by the Company on January 1, 2002. Under SFAS 142, goodwill is no longer amortized. In the place of amortization, the Company is required to periodically review the valuation of the Company's intangible assets using a discounted cash flow estimation approach. Following the accounting for impairment discussed immediately below, which was made under the rules of SFAS 121, the Company believes that the effect of adopting SFAS No. 141 and 142 will be limited to changes in amortization expense for the periods after December 31, 2001. Prior to adoption of SFAS No. 142, the Company had an intangible asset classified as Assembled workforce valued at $500,000 after accounting for impairment discussed immediately below. The assembled workforce intangible asset has been recharacterized as goodwill, under the rules of SFAS No. 142, which will not be amortized. There has been no event or indicator identified by the Company through February 28, 2003 which indicates there has been any impairment in the $500,000 value of Goodwill included in the Company's Statement of Financial Condition for the year ended December 31, 2002.

     Accounting for impairment. For the years ended December 31, 2001 and 2000, the Company reported its accounting for intangible assets under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No.
30. Under the rules of SFAS 121, the Company performed periodic analysis to determine if the Company's intangible assets had been impaired using a combination of discounted and undiscounted estimated cash flow estimations. In the fourth quarter of 2001, the Company determined that the combination of new technologies being integrated in the Company's current and future products would result in its existing product platforms having smaller future revenue generation capability. Additionally, the Company determined that the continued support of existing products while migrating to new technology platforms would result in a lower estimated cash value to the Company of existing products. The resulting impairment to the intangible assets of the Company was $11.8 million. See Note 7 of the Financial Statements.

     On October 3, 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The primary objectives of this project were to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sales and to address significant implementation issues. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Account Principles Board (APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to see whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The effect of adoption of SFAS No. 144 effective January 1, 2002 had no material to the Company's financial position, results of operations or cash flow.

     On December 31, 2002, FASB issued FASB No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for companies that voluntarily change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not believe FAS 148 will have a material effect on its financial statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 2002, the Company's obligations include fixed rate notes payable and a variable rate line of credit bank note with aggregate principal balances of approximately $13.0 million which mature at various dates through 2005. The Company is exposed to the market risk of significant increases in future interest rates. Each incremental point in the prime interest rate would increase the Company's interest expense by approximately $45,000 per year.

     At December 31, 2002, the Company had accounts receivable of approximately $4.6 million (net of an allowance for doubtful accounts of $1.3 million). These amounts compare to accounts receivable of approximately $4.2 million (net of an allowance for doubtful accounts of $1.0 million) at December 31, 2001. The Company is subject to a concentration of credit risk because most of the accounts receivable are due from companies in the home health care industry.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial Statements and Supplementary Data appear on pages 47 to 77 of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


PART III


ITEM 10.  DIRECTORS AMD EXECUTIVE OFFICERS OF THE COMPANY

EXECUTIVE MANAGEMENT OF THE REGISTRANT

         John R. Festa....................      51     Chief Executive Officer, President and
                                                              Director
         Mark A. Kulik....................      45     Senior Vice President of Sales and
                                                            Marketing
         Michael Quinn....................      49     Senior Vice President of Operations
         Ana M. McGary....................      41     Senior Vice President of Human Resources
                                                            and Administration
         George M. Hare...................      48     Senior Vice President and Chief
                                                            Financial Officer

     John R. Festa became President and Chief Executive Officer of the Company on November 1, 2001. Prior to joining the Company, Mr. Festa served as Managing Director and General Partner of the EGL III venture capital funds, an Atlanta-based family of venture investment firms. Prior to founding the EGL III Funds in 1999 with his partners, Mr. Festa was President and CEO of Iterated Systems, a software manufacturer of high-end image and image asset management products, from 1994 to 1998 and President and CEO of BuyPass Corporation, a national leader in software and processing systems for all forms of transaction payments and medical claims processing from 1984 to 1994. Prior to 1984, Mr. Festa held various senior positions in American Express Company and Citicorp.

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

     Ana M. McGary has served as Senior Vice President of Human Resources and Administration of CareCentric since April 1999. Ms. McGary is responsible for all aspects of human resource employee and management development. In August of 2000 Ms. McGary was elected Secretary of the Company. From 1992 until 1999, Ms. McGary managed human resources for several business units of First Data Corporation. She has led and managed many recruiting and training teams for various companies through the U.S. Her experience includes company culture transformations, strategic planning and senior management development. In 1999, she received her Professional Human Resource Certification (PHR) from Kennesaw State University in Marietta, Georgia. She is a member of the Society for Human Resources Management and the American Society of Corporate Secretaries.

     George M. Hare has served as Senior Vice President and Chief Financial Officer of CareCentric, Inc. since April 2002. Mr. Hare previously served as Chief Financial Officer of the Company from March 1999 until April 2000. Prior to joining CareCentric in April 2002, Mr. Hare was a Partner with Tatum CFO Partners, LLP. Prior to Tatum, he was a Vice President of ADT Security Systems, Inc. where he was heavily involved in business development and business turnaround activities. He previously held positions in strategic planning, logistics management and financial planning for Campbell Soup Company. Additionally, Mr. Hare's business experience has included operating responsibilities for businesses in Europe, Australia, and the United States in various industries including manufacturing, distribution, labor intensive services and start-ups. Mr. Hare has an MBA from Lehigh University and is a CPA in the state of Pennsylvania.

DIRECTORS OF THE REGISTRANT

     Dr. David O. Ellis, age 61, has been a director of CareCentric since March 7, 2000. Dr. Ellis is President and a director of EGL Holdings, Inc., an Atlanta-based merchant banking group providing investment services and capital to United States middle market companies. He has been with EGL and its predecessor company, Corporate Finance Associates, since 1982. Dr. Ellis is currently a director of several privately held companies.

     John R. Festa, age 51, became a director of CareCentric by appointment of the Board of Directors of the Company on November 28, 2001. He was appointed President and Chief Executive Officer on November 1, 2001. Prior to joining CareCentric, Mr. Festa served as Managing Director and General Partner at EGL III, LLC, as President and Chief Executive Officer of two software companies, Buypass Corporation and Iterated Systems, and as a senior executive with the Information Processing Group of American Express. He remains a director of Iterated Systems.

     Winston R. Hindle, Jr., age 72, became a director of CareCentric on March 7, 2000 upon the closing of the MCS/Simione merger pursuant to the terms of the Merger Agreement. Mr. Hindle has been a director of Mestek since 1994. Mr. Hindle was Senior Vice President of Digital Equipment Corporation, Maynard, Massachusetts, prior to his retirement in July 1994. In his 32 years with Digital, he managed both corporate functions and business units and was a member of Digital's Executive Committee. Mr. Hindle was a director of MCS, Inc. from 1994 until the date of the MCS merger in March 2000. Mr. Hindle is also a director of Keane, Inc., of Boston, Massachusetts.

     Barrett C. O'Donnell, age 49, became a director of CareCentric (then Simione Central Holdings, Inc.) in October 1996. He served as Chairman of the Board of Directors of the Company from June 15, 1998 to August 8, 2000, and served as Chief Executive Officer and President from June 15, 1998 to September 9, 1999. From October 1992 until October 1996, Mr. O'Donnell served as Chairman of the Board of InfoMed Holdings, Inc., a Delaware corporation that merged with Simione Central Holding, Inc., a Georgia corporation, to form Simione effective October 8, 1996. Mr. O'Donnell also served as Chief Executive Officer of InfoMed from November 1994 to October 1996. From 1978 to present, Mr. O'Donnell has been Chairman of the Board, President and Chief Executive Officer of O'Donnell Davis, Inc., which is in the consulting and investment advisory services business.

     John E. Reed, age 87, became a director of CareCentric on March 7, 2000 upon the closing of the MCS/Simione merger pursuant to the terms of the Merger Agreement. He became Chairman of the Board of Directors of the Company on August

8, 2000. Mr. Reed had been the Chairman of the Board of MCS from 1986 to the date of the MCS/Simione merger. Mr. Reed has been a director of Mestek since 1986 and Chairman of the Board since 1989. From 1986 until 2001 he was President, and he has been Chief Executive Officer from 1986 to the present, of Mestek, Inc. Prior to the 1986 merger of Mestek, Inc. and Reed National Corp., Mr. Reed was President and Chief Executive Officer of Reed National since he founded it in 1946. Mr. Reed is also a director of Wainwright Bank & Trust Co., Boston, Massachusetts.

     Stewart B. Reed, age 54, became a director of CareCentric on June 6, 2002. Mr. Reed is a director of Mestek since 1986 and serves as a consultant to Mestek as well as a private investor in various enterprises. Mr. Reed previously served as a director of the Company from March 2000 until August 2000. Mr. Reed served as Executive Vice President of Mestek from 1986 to 1996. Prior to the 1986 merger of Mestek, Inc. and Reed National Corp., Mr. Reed had been Executive Vice President of Reed National Corp. in charge of corporate development. Mr. Reed had been employed by Reed National Corp. since 1970. Mr. Reed is the son of John
E. Reed, Chairman of the Board, President and Chief Executive Officer of Mestek and the Chairman of the Board of the Company. Mr. Reed holds a substantial ownership interest in Wainwright Bank & Trust Co., the provider of a $6.0 million line of credit to the Company.

     William J. Simione, Jr., age 61, became a director of CareCentric (then Simione) in October 1996. He left the Board of Directors in June 2000 when its membership was reduced to seven, and was re-appointed to the Board of Directors in November 2000 upon the occurrence of a vacancy. He served as Executive Vice President of CareCentric and President of its subsidiary, Simione Consulting, Inc. until October 31, 2001, when he left the Company to form Simione Consultants, LLC. He is a certified public accountant who previously served as Vice Chairman of the Board and Executive Vice President of the Company from October 1996 to March 2000. From January 1996 until October 1996, Mr. Simione served as the President of Simione Central, Inc., a wholly owned subsidiary of CareCentric. From January 1975 until December 1995, Mr. Simione was Managing Partner of the Home Health Care Consulting Division of Simione & Simione, CPAs. Since September 1995, Mr. Simione has also served as a director and an audit and governance committee member of Personnel Group of America, Inc., a leading provider of information technology services and commercial staffing solutions. Mr. Simione has 35 years of experience in the home health care industry.

     Edward K. Wissing, age 64, became a director of CareCentric on March 7, 2000 upon the closing of the MCS/Simione merger pursuant to the terms of the Merger Agreement. Mr. Wissing retired in 1998 from American HomePatient of Nashville, Tennessee, a regional provider of home health care products and services, a company which he founded. He maintains an active role in the home health care industry and has twice chaired the Health Industry Distributors Association (HIDA). Mr. Wissing has also served as chairman of HIDA's Educational Foundation and serves on the board of American HomePatient and Psychiatric Solutions, Inc., a Nashville-based mental health services provider.

ITEM 11.  EXECUTIVE COMPENSATION

                                                                           SUMMARY COMPENSATION TABLE

                                                                                                          LONG-TERM
                                                           ANNUAL COMPENSATION                          COMPENSATION
                                          ---------------------------------------------------------  --------------------------
                                                                                                      Number of
                                                                                                      Securities
                                                                                        Retired       Underlying
                                                                                         Stock        Options      All Other
                                                        Salary      Bonus      Other     Awards        Grants     Compensation
Name and Principal Position                  Year         ($)        ($)       ($)(2)     ($)           (#)          ($)(1)
---------------------------------------   ---------  -----------  ----------  --------- -----------  ------------ -------------

John R. Festa (3)                            2002       206,861          --          --         --           --        1,571
President and Chief Executive Officer        2001        31,795          --          --         --      210,000        1,227
                                             2000            --          --          --         --           --           --

George M. Hare (4)                           2002       107,606          --          --     11,200       17,500          214
Senior Vice President and Chief              2001            --          --          --         --           --           --
Financial Officer                            2000        51,890      22,500          --         --           --           --

Ana M. McGary  (5)                           2002        99,230          --          --         --           --         1,508
Senior Vice President-Human Resources &      2001        99,231      20,000          --         --           --         1,843
Administration                               2000        95,000       8,000          --         --        2,000           719

Mark A. Kulik (6)                            2002       183,577          --          --         --           --         2,527
Senior Vice President-Sales and              2001       136,250      33,750          --         --      125,000         2,426
Marketing                                    2000        33,333       7,500          --         --        7,500            28

Michael  L. Quinn (7)                        2002       163,800          --          --         --           --         2,512
Senior Vice President of Operations          2001       163,800          --          --         --           --         2,532
                                             2000       139,737      51,824          --         --        5,000         2,965

(1) Represents 401(k) match, excess group life insurance and other compensation specified in notes below.

(2) In accordance with the rules on executive officer compensation adopted by the Securities and Exchange Commission, amounts of Other Annual Compensation for 2000, 2001 and 2002 which would include the incremental costs to the Company of perquisites and personal benefits, are excluded because they are less than $50,000 or less than 10% of the total annual salary and bonus compensation for each of such individuals in the Summary Compensation Table.

(3) Mr. Festa became Chief Executive Officer November 1, 2001. The salary and all other compensation, including reimbursement of the premiums of a disability insurance policy, set forth herein for 2002 are based on payments made by CareCentric for the period from January 1, 2002 to December 31, 2002.

(4) Mr. Hare has served as Senior Vice President and Chief financial officer of CareCentric, Inc. since April of 2002. Mr. Hare also served as Chief Financial Officer during the final four months of 2000. In 2002, Mr. Hare received options to purchase 17,500 shares of the Company's common stock pursuant to the CareCentric, Inc. Omnibus Equity-based Incentive Plan, which shall vest 33-1/3% on each of the first, second and third anniversaries of the date of the resolution. The exercise price of the above shares vesting on the first anniversary shall be equal to $1.00 per share. Mr. Hare also received grant of 17,500 shares of restricted common stock. The value shown above for the restricted stock is based upon a closing price of $0.64 per share on April 22, 2002.

(5)  Ms.  McGary  became an executive  officer of the Company in July 2001.  Ms.
     McGary has served as Senior Vice President of Human Resources and Administration since April of 1999. In February of 2000, Ms. McGary was elected as Assistant Secretary. In August of 2000 Ms. McGary was elected Secretary of the Company.

(6) Mr. Kulik became an executive officer of the Company in July 2001. Mr. Kulik has served as Senior Vice President of Sales and Marketing since October 2000. Prior to joining CareCentric, he served in senior management positions at Healthcare Credentials Management Services and at Equifax Healthcare Information Services.

(7) Mr. Quinn served as Senior Vice President of Operations of MCS, Inc. since 1985 and became an officer of CareCentric upon the merger with MCS, Inc. when he became Senior Vice President of Operations, responsible for customer support and operations.

GRANTS OF STOCK OPTIONS

     The following table sets forth certain information with respect to individual grants of stock options by the Company to the named Executive Officers during the year ended December 31, 2002.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                                                                              Potential Realizable
                            Number of                                                            Value at Assumed
                            Securities       % of Total                                          Annual Rates of
                            Underlying      Options/SARs                                        Appreciation for
                           Options/SARs      Granted to                                          Option Term (2)
                             Granted        Employees in     Exercise Price    Expiration      ___________________
Name                          (#)(1)         Fiscal Year         ($/Sh)           Date         5%($)       10%($)
------------------------- --------------- ------------------ ---------------- -------------- ------------------------

George M. Hare                17,500           30%                 $1.00        04-22-12      11,006       27,890


OPTION EXERCISES AND HOLDINGS

     The following table sets forth information concerning the value of unexercised stock options held at the end of the fiscal year ended December 31, 2002 by each named Executive Officer. There were no options exercised during the fiscal year ended December 31, 2002.

                               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                              Number of Securities Underlying       Value of in-the-Money
                                                   Unexercised Options at                Options at
                                                    December 31,2002 (#)          December 31, 2002 ($) (1)
                                                -----------------------------    ---------------------------
         Name                                   Exercisable     Unexercisable    Exercisable   Unexercisable
         ----                                   -----------     -------------    -----------   -------------

         John R. Festa                               0                0               0              0
         George M. Hare                              0             17,500             0              0
         Ana M. McGary                             4,333             667              0              0
         Mark A. Kulik                            46,667           85,833             0              0
         Michael L. Quinn                          3,333            1,667             0              0

------------------

(1) Dollar values were calculated by determining the difference between the fair market value of the underlying securities at year-end at $0.60 per share, as adjusted for the one-for-five reverse split effected on March 7, 2000, and the exercise price of the options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as to the number of shares of CareCentric common stock that will be beneficially owned as of March 10, 2003 as follows:

     o    each director of CareCentric;
     o the Chief Executive Officer and the four other most highly compensated executive officers of CareCentric;
     o    all CareCentric directors and executive officers, as a group; and
     o    each  person,   entity,  or  group  of  affiliated  persons  known  by
          CareCentric   to  be  the   beneficial   owner  of  more  than  5%  of
          CareCentric's common stock, based on that person's or entity's ownership of CareCentric common stock and the number of outstanding shares of CareCentric common stock as of April 18, 2002.

     For purposes of this table, beneficial ownership of securities is defined according to the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, CareCentric believes that the beneficial owners of shares of CareCentric common stock listed below will have sole investment and voting power with respect to such shares, subject to community property laws where applicable. In addition, for purposes of this table, a person or group is deemed to have beneficial ownership of any shares which such person has the right to acquire within 60 days after the date as of which these data are presented. For purposes of calculating the percentage of outstanding shares held by each person named above, any shares which this person has the right to acquire within 60 days after the date as of which these data are presented are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.

     The percentages were calculated based on the ratio of the number of shares of CareCentric common stock beneficially owned by such beneficial owner as of March 10, 2003 to the sum of:

     o    4,371,350, the total number of outstanding shares of common stock;
     o the number of shares of common stock issuable upon exercise of options or warrants held by the applicable beneficial owner exercisable within 60 days of March 10, 2003; and
     o the number of shares of common stock issuable upon the conversion of the Company's Series D Preferred Stock and Series E Preferred Stock by the applicable beneficial owner.

     The table reflects the one-for-five reverse stock split (the "Reverse Split") that became effective on March 7, 2000. The number of shares shown below reflects ownership of 5,600,000 shares of Series B Preferred Stock, 398,406 shares of Series D Preferred Stock and 210,000 shares of Series E Preferred Stock.

                                                      SHARES OF COMMON STOCK
                                                        BENEFICIALLY OWNED
                                                   -----------------------------
    NAME OF BENEFICIAL OWNER                               NUMBER     PERCENT
    ------------------------                       --------------     ----------
    Mestek, Inc.(1)(2)                                10,890,396         71.4%
    John E. Reed(1)(2)(3)                              5,616,257         62.9
    Stewart B. Reed(2)(4)                                552,649         12.6
    Barrett C. O'Donnell(5)(8)                           233,728          5.2
    Dr. David O. Ellis(6)(8)                             221,374          5.0
    William J. Simione, Jr.                               11,254            *
    Winston R. Hindle, Jr.(2)(7)                           6,866            *
    Edward K. Wissing(2)(7)                                3,333            *
    John R. Festa(8)                                     210,000          4.6
    George M. Hare(9)                                     17,500            *
    Mark A. Kulik(10)                                     46,667          1.1
    Ana M. McGary(11)                                      4,333            *
    Michael L. Quinn(7)                                    3,333            *
    All directors and executive officers
       as a group (10 persons)(12)                     6,374,645         68.5%

---------------------

* Less than 1%.

(1) Includes (a) warrant to purchase 400,000 shares of the Company's common stock at a per share price of $1.00 received on July 1, 2002 in exchange of a prior warrant, pursuant to the closing of a Secured Convertible Credit Facility (the "Mestek Credit Facility") between Mestek, Inc. ("Mestek") and CareCentric dated as of July 1, 2002, which warrant expires on June 15, 2004, (b) a warrant to purchase 490,396 shares of the Company's common stock at a per share price of $1.00 on July 1, 2002 received in exchange of a prior warrant, pursuant to the closing of the Mestek Credit Facility dated as of July 1, 2002, which warrant expires on June 15, 2004, (c) 4,000,000 shares of the Company's common stock issuable upon conversion of outstanding indebtedness under the Mestek Credit Facility, and (d) 6,000,000 shares of the Company's common stock issuable upon conversion of 5,600,000 shares of the Company's Series B Preferred Stock. As of the date of this Report, Mestek does not have any issued shares of the Company's common stock.

(2)  The address is 260 North Elm Street, Westfield, Massachusetts 01085.

(3) Includes: (a) 8,163 shares of CareCentric's common stock, (b) 1,000,000 shares of common stock issuable upon conversion of the Series D Preferred Stock; (c) 3,555,555 shares of common stock issuable upon conversion of outstanding indebtedness under that certain Amended and Restated Secured Convertible Credit Facility and Security Agreement, dated as of July 1, 2002 among CareCentric, SC Holding, Inc., CareCentric National, LLC, and

     John E. Reed; and (d) options held by John E. Reed to purchase 1,666 shares of common stock. Also includes: (a) 490,533 shares of common stock which are held by John E. Reed as trustee for various family trusts, but for which he is not the beneficiary; (b) 89,458 shares of common stock owned by Sterling Realty Trust, a Massachusetts business trust of which John E. Reed is the trustee and of which he and a family trust are the beneficiaries;
     (c) 470,882  shares of common  stock held by trusts for the benefit of John
     E. Reed. Excludes:  (a) 2,267 shares of common stock which are held by John
     E. Reed's wife, (b) 3,267 shares of common stock which are held by a family trust for which he is not trustee, to which he disclaims ownership; (c) 400,000 shares of common stock issuable upon exercise of a Warrant issued to Mestek in exchange for a prior Warrant on July 1, 2002, (d) 490,396 shares of common stock issuable upon exercise of a Warrant issued to Mestek in exchange for a Warrant on July 1, 2002, and (e) 4,000,000 shares of common stock issuable upon conversion of outstanding indebtedness under that certain Secured Convertible Credit Facility and Security Agreement dated July 1, 2002 between CareCentric and Mestek. John E. Reed expressly disclaims beneficial ownership of all shares of common stock underlying the Mestek Warrants and the Mestek convertible indebtedness. (f) the right to vote, pursuant to an agreement dated March 29, 2002 between John E. Reed and Mestek, 5,600,000 shares of Series B Preferred Stock issued to Mestek, each of which entitles the holder to 1/5th of a vote in all matters voted upon by Issuer's stockholders, or an aggregate of 1,120,000 votes (the right to vote shares of common stock received upon conversion Series B Preferred Stock revert to Mestek under the voting agreement).

(4) Includes 225,921 shares of common stock which are owned by the Stewart B. Reed Trust, of which Stewart B. Reed is the beneficiary and John E. Reed is the trustee.

(5) Includes 87,529 shares issuable upon exercise of options (53,333 shares individually and the balance through O'Donnell Davis, Inc.). Mr. O'Donnell is a stockholder, director and officer of O'Donnell Davis, Inc. Accordingly, pursuant to Rule 13d-3 under the Exchange Act, he is deemed to be an indirect beneficial owner of CareCentric's securities beneficially owned by O'Donnell Davis, Inc.

(6) Includes 170,786 shares held by, and 6,189 shares issuable upon exercise of options by, Rowan Nominees Limited ("Rowan"). EGL Holdings, Inc. manages accounts on behalf of Mercury Asset Management or its successors though its nominee, Rowan. Mr. Ellis is president and a director of EGL Holdings, Inc. Includes 1,837 shares held by Mr. Ellis' wife. Includes 11,353 shares issuable upon exercise of options.

(7)  Includes 3,333 shares issuable upon exercise of options.

(8) All shares are Series E Preferred Stock convertible into shares of common stock. 105,000 of the shares vest over a three (3) year period and 105,000 of the shares are forfeitable pro rata over a three (3) year period if the Company's financial, cash flow and performance milestone goals are not achieved.

(9)  Includes 17,500 shares of restricted stock.

(10) Includes 46,667 shares issuable upon exercise of options.

(11) Includes 4,333 shares issuable upon exercise of options.

(12) Includes 166,069 shares issuable upon exercise of options and 890,396 shares issuable upon exercise of warrants. Includes 1,000,000 shares issuable upon conversion of Series D Preferred Stock, 210,000 shares issuable upon conversion of Series E Preferred Stock, and 3,555,555 shares issuable upon conversion of notes.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company subleased certain space to Healthfield, Inc. which is a MestaMed(R) customer and has a significant shareholder who was a former member of the board of directors of the Company. The original lease and related sublease expired on December 31, 2002 and required annual sublease payments equal to the original lease payments of approximately $730,000.

     Winston R. Hindle, Jr., a director of the Company, is a director of Mestek, Inc. Mestek has certain investments in the Company in the form of notes, convertible notes, warrants, stock options and preferred stock as described in
Note 8 and Note 12 to the Financial Statements included in this Report.

     The Company has a note receivable from Simione Consultants, LLC of $409,000 at December 31, 2002. On September 28, 2001, the Company discontinued its Consulting business segment by closing the sale of certain of the assets of its wholly-owned subsidiary, Simione Consulting, Inc. ("Consulting") to Simione Consultants, LLC, which is owned and controlled by William J. Simione, Jr., a director and former officer of CareCentric. The total sales price was approximately $2.0 million plus the assumption of certain liabilities. The sale was made pursuant to an asset purchase agreement. William Simione, Jr. has resigned as an officer of CareCentric, however, William Simione, Jr. remains a director of CareCentric. The assets sold under the agreement included the Consulting accounts receivable, computer equipment, and miscellaneous prepaid expenses. Consideration received consisted of approximately $1.0 million in cash and $1.0 million in notes, $770,000 with a 36-month term and $230,000 with a 5-month term. The cash proceeds were used to pay down CareCentric's line of credit.

     On December 13, 2002, the Company entered into a racing sponsorship agreement for a one-year sponsorship of a racing team at a total cost of approximately $125,000. The son of John Festa, the Company's President and Chief Executive Officer, is one of several members of the racing team being sponsored. The Company believes that the terms of the agreement are arms-length and that third parties are paying comparable amounts of at least $120,000 for similar arrangements. The Company will use the sponsorship in its advertising program, tradeshows and launch of the AC-CURA(TM) product. Mr. Festa will receive no financial benefit from the sponsorship.

     As of December 31, 2002, the Company had a promissory note outstanding to Barrett C. O'Donnell, a director of the Company, as described in Note 8 to the Financial Statements included in this Report. Barrett C. O'Donnell also owns 25,000 warrants for the purchase of common shares of the Company at an exercise price of $5.00 per share.

     John E. Reed is a director and a significant, but not controlling, shareholder of the Wainwright Bank and Trust Company which has provided the Company with a $6.0 million line of credit, as more fully explained in Note 8 to the Financial Statements included in this Report.

     John E. Reed, Chairman of the Company and Chairman and Chief Executive Officer of Mestek, Inc., has at December 31, 2002 provided the Company $3.7 million, including accrued interest, (unrelated to the Wainwright Bank and Trust $6.0 million line of credit described above) of financing in the form of convertible notes payable as more fully described in Note 8 to the Financial Statements and also owns $1.0 million of the Company's Series D Preferred Stock as more fully described in Note 12 to the Financial Statements included in this Report. An independent committee of the Company's Board of Directors, consisting of Barrett C. O'Donnell and David O. Ellis, negotiated the terms of Mr. Reed's debt and equity investments in the Company. The issuance of 398,406 shares of Series D Preferred Stock to Mr. Reed for his $1.0 million equity investment was based on a per share price of $2.51, which was the 5-day average closing price of CareCentric common stock as of the date of the final negotiation of the terms of Mr. Reed's purchase. On July 1, 2002, the Company recapitalized certain loans and preferred stock in accordance with a shareholder approved plan under which the conversion price for Mr. Reeds notes payable and Series D Preferred Stock was changed to $1.00. See Note 8 to the Financial Statements.

     Mestek, Inc. has, at December 31, 2002, provided the Company $4.1 million of financing in the form of convertible notes payable as more fully described in
Note 8 to the Financial Statements and also is the Guarantor of the $6.0 million Wainwright Bank and Trust line of credit. Additionally, Mestek, Inc. owns $6.0 million of the Company's Series B Preferred Stock. Warrants were granted in June 2000 by the Company to Mestek, Inc. in connection with its waiver of certain voting rights previously granted to it in connection with its purchase of the Series B Preferred Stock of the Company. On July 1, 2002, the Company recapitalized certain loans and preferred stock in accordance with a shareholder approved plan under which the conversion price for Mestek's Series B Preferred Stock and notes payable was changed to $1.00. The terms of the warrants (as described in more detail in Note 12 to the Financial Statements) were based on negotiations by independent committees of the Boards of Directors of the Company and Mestek.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the federal securities laws, the Company's directors and executive officers, and any persons holding more than 10% of the Common Stock outstanding, are required to report their initial ownership of Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates have been established and the Company is required to disclose in this Proxy Statement any failure to file by these dates during the Company's most recent fiscal year. To the Company's knowledge, all of these filing requirements were satisfied, except that (1) Mr. Hare filed one late Form 5 to report one exempt restricted stock grant, (2) Stewart Reed filed one late Form 4 to report five purchases, and (3) Mr. O'Donnell filed one late Form 5 to report one exempt option grant and one disposition of shares. In making these disclosures, the Company has relied solely on its review of copies of the reports that have been submitted to the Company with respect to its most recent fiscal year, and representations provided by the directors and executive officers.

ITEM 14  CONTROLS AND PROCEDURES.

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

     Subsequent to February 21, 2003, when the disclosure controls and procedures were evaluated, there have not been any significant changes in the Company's disclosure controls or procedures or in other factors that could significantly affect such controls or procedures. No significant deficiencies or material weaknesses in the controls or procedures were detected, so no corrective actions needed to be taken.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

3.1           --    Amended and Restated  Certificate  of  Incorporation  of the
                    Company (Incorporated by reference to Exhibit 3.4 of the Company's Quarterly Report on form 10-Q for the quarter ended March 31, 2002 (File No. 000-22162))

3.2           --    Certificate  of  Ownership  and  Merger of  Simione  Central
                    Holdings, Inc. with and into CareCentric, Inc. (Incorporated by reference to the Company's Annual Report 8-K dated as of January 31, 2001 (File No. 000-22162)).

3.3           --    Bylaws of the Company dated  October 25, 2002  (Incorporated by reference to Exhibit 3.3 of the Quarterly  Report on Form
                    10-Q for the  quarter  ended  September  30,  2002 (File No.
                    000-22162)  as  filed  with  the   Securities  and  Exchange
                    Commission).

3.4(6)        --    Certificate  of  Designations,  Preferences  and  Rights  of
                    Series E Preferred Stock of the Company.

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

10.16.1(5)+   --    Addendum to Executive  Employment  Agreement  dated December
                    20, 2000 between Simione Central Holdings,  Inc. and William
                    J. Simione, Jr.

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

10.25         --    Remarketing  Agreement  dated April 17, 1998 between Simione
                    Central    National,    Inc.   and   Eclipsys    Corporation
                    (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal eyar ended December 31, 1998 as filed with the Securities and Exchange Commission).

10.26         --    Stock  Purchase  Agreement  dated  April  17,  1998  between
                    CareCentric,   Inc.,   Eclipsys   Corporation   and  certain
                    stockholders of the Company (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission).

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

10.30(4)      --    Merger  Option  Agreement  by and  between  the  Company and
                    Mestek, Inc. dated March 7, 2000.

10.31(4)      --    Series D  Convertible  Preferred  Stock  Purchase  Agreement
                    dated June 12, 2000 between the Company and John E. Reed.

10.32.1(6)    --    First Amendment to Secured  Convertible  Credit Facility and
                    Security  Agreement  dated as of  December  31,  2001 by and
                    between  the  Company,   CareCentric   National,   LLC,  and
                    CareCentric Consulting, Inc.

10.32.2(6)    --    Promissory  Note dated  December  31, 2001 of the Company in favor of John E. Reed.

10.32.3(6)    --    Promissory  Note dated  December  31, 2001 of the Company in favor of Mestek, Inc.

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
                    Recovery Group  International  USA, Inc. and Simione Central
                    Holdings, Inc.

10.39.1(6)    --    Lease  Agreement  dated  December  31, 2001  between  Coneca
                    Properties, L.C. and the Company.

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

10.43(6)+     --    Employment  Offer  letter  between  John  R.  Festa  and the
                    Company dated October 22, 2001.

10.44(6)+     --    Stock Grant Agreement  between John R. Festa and the Company dated January 23, 2002.

10.45(6)      --    Indemnification  Agreement  between  John R.  Festa  and the
                    Company dated January 23, 2002.

10.47(7)      --    Promissory  Note  in  the  original   principal   amount  of
                    $4,000,000 dated as of July 1, 2002 from the Company and certain of its subsidiaries in favor of Mestek, Inc.

10.48(7)      --    Secured  Convertible  Credit Facility and Security Agreement
                    dated as of July 1,  2002 by and  between  the  Company,  SC
                    Holding, Inc., CareCentric National, LLC and Mestek, Inc.

10.49(7)      --    Promissory  Note  in  the  original   principal   amount  of
                    $3,555,555 dated as of July 1, 2002 from the Company and certain of its subsidiaries in favor of John E. Reed.

10.50(7)      --    Amended and Restated Secured Convertible Credit Facility and
                    Security Agreement dated as of July 1, 2002 by and between the Company, SC Holding, Inc., CareCentric National, LLC and
                    John E. Reed.

10.51(7)      --    Warrant for 400,000  shares of common stock dated as of July
                    1, 2002 by and between the Company and Mestek, Inc.

10.52(7)      --    Warrant Exchange Agreement with respect to 400,000 shares of common stock dated as of July 1, 2002 by and between the Company and Mestek, Inc.

10.53(7)      --    Warrant for 490,396  shares of common stock dated as of July
                    1, 2002 by and between the Company and Mestek, Inc.

10.54(7)      --    Warrant Exchange Agreement with respect to 490,396 shares of common stock dated as of July 1, 2002 by and between the Company and Mestek, Inc.

10.55(7)      --    Registration  Rights  Agreement  dated as of July 1, 2002 by and between the Company and Mestek, Inc.

10.56(7)      --    Promissory Note in the original principal amount of $103,818 dated as of July 1, 2002 from the Company and certain of its subsidiaries in favor of John E. Reed.

10.57*        --    Convertible   Promissory   Note  dated   December   1,  2002
                    (effective as of July 1, 2002) from the Company in favor of Barrett C. O'Donnell.

10.58*        --    Amended  and  Restated   Convertible  Note  Agreement  dated
                    December 1, 2002  (effective as of July 1, 2002) between the
                    Company and Barrett C. O'Donnell.

10.59*+       --    Stock  Grant  Agreement  dated  April 22,  2002  between the
                    Company and George M. Hare.

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

21.1*         --    Subsidiaries of the Company.

23*           --    Consent of Grant Thornton LLP

-----------------------
*  Filed herewith
+ Identifies each exhibit that is a "management contract of compensatory plan or arrangement" required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14 of Form 10-K
(1) In accordance with Item 601(b)(2) of Regulation S-K, the schedules have been omitted. There is a list of schedules at the end of the Exhibit, briefly describing them. The Company will supplementally copy any omitted schedule to the Commission upon request.
(2) Incorporated herein by reference to Exhibit 2.1 to the Form 10 of MCS, Inc. (File No. 000-27829) filed on October 26, 1999.
(3) Incorporated by reference to the Company's Current Report on Form 8-K dated as of August 12, 1999 (File No. 000-22162).
(4) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2000 (File No. 000-22162).
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-22162).
(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-22162).
(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-22162).

(b)  Reports on Form 8-K.

     On February 6, 2002, the Company filed a Current Report on Form 8-K reporting its plan to realign its business.

     On March 29, 2002 the Company filed a Current Report on Form 8-K reporting the $11.8 million impairment adjustment on its intangible assets.

     On April 30, 2002, the Company filed a Current Report on Form 8-K reporting that the Company received a notice of possible delisting from the NASDAQ Stock Market.

     On August 20, 2002, the Company filed a Current Report on Form 8-K reporting that the Company's common stock was being delisted from the NASDAQ Stock Market and would be traded on the Over the Counter Bulletin Board (OTCB).

     On February 4, 2003, the Company filed a Current Report on Form 8-K reporting an offer had been received proposing a merger transaction between the Company and Borden Associates, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CARECENTRIC, INC.

Date:  March 11, 2003         /s/ JOHN R. FESTA
                              -----------------
                              By: John R. Festa
                                  President and Chief Executive Officer


                              CARECENTRIC, INC.

Date: March 11, 2003          /s/ GEORGE M. HARE
                              ------------------
                              By: George M. Hare
                                  Sr. Vice President and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                  DATE
---------                                -----                                  ----

/s/ JOHN R. FESTA
--------------------------------         President, Chief Executive Officer     March 11, 2003
John R. Festa                            and Director (principal executive
                                         officer)

/s/ GEORGE M. HARE
--------------------------------         Sr. Vice President and Chief           March 11, 2003
George M. Hare                           Financial Officer (principal
                                         financial and accounting officer)

/s/ WILLIAM J. SIMIONE, JR.              Director                               March 11, 2003
--------------------------------
William J. Simione, Jr.

/s/ DAVID O. ELLIS                       Director                               March 11, 2003
--------------------------------
David O. Ellis

/s/ WINSTON R. HINDLE, JR.               Director                               March 11, 2003
--------------------------------
Winston R. Hindle, Jr.

/s/ Barrett C. O'Donnell                 Director                               March 11, 2003
---------------------------------------
Barrett C. O'Donnell

/s/ JOHN E. REED                         Chairman and Director                  March 11, 2003
--------------------------------
John E. Reed

/s/ EDWARD K. WISSING                    Director                               March 11, 2003
--------------------------------
Edward K. Wissing

/s/ STEWART B. REED                      Director                               March 11, 2003
--------------------------------
Stewart B. Reed


         CareCentric, Inc., Certification for Annual Report on Form 10-K


I, John R. Festa, certify that:

     1.  I have reviewed this annual report on Form 10-K of CareCentric, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 11, 2003


/s/ John R. Festa                    .
--------------------------------------
John R. Festa
President and Chief Executive Officer

CareCentric, Inc., Certification for Annual Report on Form 10-K


I, George M. Hare, certify that:

     1.   I have reviewed this annual report on Form 10-K of CareCentric, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 11, 2003


/s/  George M. Hare               .
-----------------------------------
George M. Hare
Sr. Vice President and Chief Financial Officer

                                CARECENTRIC, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Report of Independent Certified Public Accountants - Grant Thornton LLP.......59

Consolidated Balance Sheets...................................................60

Consolidated Statements of Operations.........................................61

Consolidated  Statements of Shareholders'  Equity (Deficit)
     for the years ended  December 31,  2002, 2001, and 2000..................62

Consolidated Statements of Cash Flow for the years ended
     December 31, 2002, 2001, and 2000........................................63

Notes to Consolidated Financial Statements....................................64

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of CareCentric, Inc.:

We have audited the accompanying consolidated balance sheets of CARECENTRIC, INC. (a Delaware corporation) and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2002. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CareCentric, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ GRANT THORNTON LLP

Atlanta, Georgia
February 20, 2003


                                            CARECENTRIC, INC.
                                       CONSOLIDATED BALANCE SHEETS

                                                                                DECEMBER 31,
                                                                   ---------------------------------------
                                                                        2002                   2001
                                                                   ----------------       ----------------
                                      ASSETS
Current assets:
   Cash and cash equivalents                                        $      826,000         $      201,000
   Accounts receivable, net of allowance for doubtful
     accounts of $1,307,000 and $1,042,000 respectively                  4,632,000              4,185,000
   Prepaid expenses and other current assets                               696,000                608,000
   Notes receivable                                                        215,000                413,000
                                                                   ----------------       ----------------
     Total current assets                                                6,369,000              5,407,000

Purchased software, furniture and equipment, net                         1,036,000              1,533,000
Intangible assets, net                                                   4,308,000              5,437,000
Other assets                                                               194,000                431,000
                                                                   ----------------       ----------------
     Total assets                                                   $   11,907,000         $   12,808,000
                                                                   ================       ================

        LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)
Current liabilities:
   Line of credit                                                   $    4,525,000         $    5,572,000
   Accounts payable                                                      1,584,000              2,185,000
   Accrued compensation expense                                            556,000                593,000
   Accrued liabilities                                                   6,113,000              6,574,000
   Customer deposits                                                     1,495,000              2,120,000
   Unearned revenues                                                     4,223,000              3,981,000
                                                                   ----------------       ----------------
     Total current liabilities                                          18,496,000             21,025,000

Accrued liabilities, less current portion                                  150,000                750,000

Notes payable long-term                                                  8,520,000              5,343,000

Commitments and contingencies

Shareholders' equity (Deficit):
   Preferred Stock; 10,000,000 shares authorized
   Series B Preferred, $.001 par value;
     5,600,000 issued and outstanding; liquidation value $1.25               6,000                  6,000
   Series C Preferred, $.001 par value; liquidation value $1.00
     850,000 shares in 2001, cancelled in 2002 (no shares
     outstanding)                                                                -                  1,000
   Series D Preferred, $.001 par value; liquidation value $1.23
     398,000 issued and outstanding                                              -                      -
   Series E Preferred, $.001 par value; liquidation value $1.04
     210,000 issued and outstanding                                              -                      -
   Common stock, $.001 par value; 20,000,000 shares authorized;
     4,371,350 shares issued and outstanding at December 31, 2002
     and December 31, 2001                                                   4,000                  4,000
   Unearned compensation                                                  (134,000)              (210,000)
   Additional paid-in capital                                           20,430,000             21,280,000
   Stock warrants                                                        1,000,000              1,000,000
   Accumulated deficit                                                 (36,565,000)           (36,391,000)
                                                                   ----------------       ----------------
     Total shareholders' equity (Deficit)                              (15,259,000)           (14,310,000)
                                                                   ----------------       ----------------
     Total liabilities and shareholders' equity (Deficit)           $   11,907,000         $   12,808,000
                                                                   ================       ================


See notes to consolidated financial statements


                                CARECENTRIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                              YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------------------------
                                                             2002                  2001                 2000
                                                         --------------       ---------------       --------------
Net revenues                                              $ 22,015,000         $  20,446,000         $ 19,574,000

Costs and expenses:
    Cost of revenues                                         6,408,000             8,217,000            8,478,000
    Selling, general and administrative                      9,770,000            10,715,000           10,756,000
    Research and development                                 3,431,000             6,158,000            6,174,000
    Amortization and depreciation                            1,696,000             3,865,000            3,481,000
    Write down of intangibles                                        -            11,799,000                    -
    Restructuring charge                                             -               675,000                    -
                                                         --------------       ---------------       --------------
    Total costs and expenses                                21,305,000            41,429,000           28,889,000
                                                         --------------       ---------------       --------------

Income (loss) from operations                                  710,000           (20,983,000)          (9,315,000)

Other income (expense):
    Other income (expense)                                     250,000                     -               (6,000)
    Interest expense                                          (712,000)             (592,000)            (141,000)
    Interest and other income                                   45,000                37,000               74,000
                                                         --------------       ---------------       --------------
Income (loss) before taxes                                $    293,000         $ (21,538,000)        $ (9,388,000)
    Income tax benefit (expense)                                     -               (15,000)             154,000
                                                         --------------       ---------------       --------------

Income (loss) from continuing operations                       293,000         $ (21,553,000)        $ (9,234,000)

Discontinued operations
    Loss on disposal of discontinued operations                      -            (2,632,000)                   -

    Income (loss) from operations of
        discontinued segment before taxes                            -              (483,000)            (442,000)

    Applicable tax expense                                           -                     -                    -
                                                         --------------       ---------------       --------------
Net (loss) from discontinued operations                              -            (3,115,000)            (442,000)
                                                         --------------       ---------------       --------------

Net income (loss)                                         $    293,000         $ (24,668,000)        $ (9,676,000)
                                                         ==============       ===============       ==============

Cumulative preferred dividends                                (467,000)             (722,000)            (569,000)
                                                         --------------       ---------------       --------------
Net (loss) available to common shareholders               $   (174,000)        $ (25,390,000)        $(10,245,000)
                                                         ==============       ===============       ==============

Net (loss) per share - basic and diluted from
   continuing operations                                  $       0.07         $      (5.06)         $      (2.70)
Weighted average common shares -
    basic and diluted                                        4,371,000             4,272,000            3,418,000
                                                         ==============       ===============       ==============

Net (loss)  per share - basic and diluted                 $          -         $       (0.73)        $      (0.13)
Weighted average common shares -
    basic and diluted                                        4,371,000             4,272,000            3,418,000
                                                         ==============       ===============       ==============

Net income (loss)  per share - basic and diluted          $       0.07         $       (5.77)        $      (2.83)
Weighted average common shares -
    basic and diluted                                        4,371,000             4,272,000            3,418,000
                                                         ==============       ===============       ==============

Net (loss) per share - basic and diluted
    available to common shareholders                      $      (0.04)        $       (5.94)        $      (3.00)
                                                        ==============       ===============       ==============
Weighted average common shares - basic and
   diluted                                                   4,371,000             4,272,000            3,418,000
                                                         ==============       ===============       ==============

See notes to consolidated financial statements

                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT For the years ended December 31, 2002, 2001, 2000
                                                 (unaudited)


                                                                     Unearned   Additional                                Total
                             Common              Preferred            Compen-    Paid-in                 Accumulated   Shareholders'
                         Shares     Stock     Shares     Stock        sation     Capital      Warrants      Deficit       Deficit
Balance at             ----------  --------  ---------   --------    ---------- -----------  ----------  ------------- -------------
  December 31, 1999         1,000  $ 1,000           -   $      -     $      -  $ 1,260,000  $        -   $  (756,000)  $   505,000
                       ----------  --------  ---------   --------    ---------- -----------  ----------  ------------- -------------
MCS, Inc. shares
  eliminated in merger     (1,000)  (1,000)                                                                                  (1,000)

CareCentric, Inc.
  Shares post merger,
  $.001 par value       3,850,000    4,000                                       19,810,000   1,000,000                  20,814,000

Issuance of $.001
  par value preferred
  stock in connection
  with merger                   -        -   6,848,000      7,000                                                             7,000
   Series B,
     5,600,000 shares
   Series C,
     850,000 shares
   Series D,
     398,000 shares

Net loss                                                                                                  (10,245,000)  (10,245,000)

Balance at             ----------  --------  ---------   --------    ---------- -----------  ----------  ------------- -------------
  December 31, 2000     3,850,000  $ 4,000   6,848,000   $  7,000     $      -  $21,070,000  $1,000,000  $(11,001,000)  $11,080,000
                       ==========  ========  =========   ========    ========== ===========  ==========  ============= =============
Issuance of
  $.001 par
  value common stock      593,000

Cancellation of
  $.001 par value
  common stock            (72,000)

Issuance of
  $.001 par value
  Series E
  preferred stock,
  210,000 shares                               210,000                (210,000)     210,000

Net loss                                                                                                  (25,390,000)  (25,390,000)


Balance at
  December 31, 2001     4,371,000  $ 4,000   7,058,000   $  7,000    $(210,000) $21,280,000  $1,000,000  $(36,391,000) $(14,310,000)
                       ==========  ========  =========   ========    ========== ===========  ==========  ============= =============

Amortization of
  unearned compensation                                                 76,000                                               76,000

Cancellation of
  Series C
  Preferred Stock                             (850,000)    (1,000)                 (850,000)                               (851,000)

Net loss                                                                                                     (174,000)     (174,000)
                       ----------  --------  ---------   --------    ---------- -----------  ----------  ------------- -------------
Balance at
  December 31, 2002     4,371,000  $ 4,000   6,208,000   $  6,000    $(134,000) $20,430,000  $1,000,000  $(36,565,000) $(15,259,000)
                       ==========  ========  =========   ========    ========== ===========  ==========  ============= =============


      See notes to Consolidated Financial Statements

                                              CARECENTRIC, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                      YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------------------------
                                                            2002               2001                 2000
                                                      -----------------   ----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                      $      (174,000)    $  (25,390,000)     $   (10,245,000)

ADJUSTMENTS  TO  RECONCILE  NET (LOSS)
INCOME TO NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES:
    Provision for doubtful accounts                            351,000            500,000              538,000
    Amortization and depreciation                            1,696,000          4,252,000            3,960,000
    Stock based Compensation charged to earnings                76,000                  -                    -
    Loss on discontinued operations                                  -                  -                    -
    Write down of intangibles                                        -          2,632,000                    -
                                                                     -         11,799,000                    -

CHANGES IN ASSETS AND LIABILITIES, NET OF
  ACQUISITIONS:
    Accounts receivable                                       (797,000)         2,101,000             (929,000)
    Prepaid expenses and other current assets                  (88,000)            90,000              159,000
    Other assets                                               137,000            138,000            1,122,000
    Accounts payable                                          (600,000)         1,447,000           (2,684,000)
    Accrued compensation                                       (37,000)           (23,000)             (88,000)
    Accrued liabilities                                     (1,026,000)           (26,000)            (730,000)
    Customer deposits                                         (626,000)          (376,000)             949,000
    Unearned revenues                                          242,000         (1,020,000)             726,000
                                                      -----------------   ----------------    -----------------
         Net cash used in operating activities                (846,000)        (3,876,000)          (7,222,000)
                                                      -----------------   ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Assets and liabilities disposed of                                   -            (16,000)                   -
Purchase of software, furniture and equipment                  (70,000)          (327,000)            (658,000)
                                                      -----------------   ----------------    -----------------
         Net cash used in investing activities                 (70,000)          (343,000)            (658,000)
                                                      -----------------   ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received in connection with MCS merger                          -                  -            3,547,000
Payment on notes payable                                             -                  -             (150,000)
Proceeds from notes payable                                  3,176,000                  -              600,000
Increase (decrease) in line of credit                       (1,047,000)         4,058,000            4,198,000
Payment on capital lease obligation                            (36,000)                 -                    -
Proceeds from Consulting note receivable                       298,000                  -                    -
Cancellation of Series C Preferred stock                      (850,000)                 -                    -
                                                      -----------------   ----------------    ------------------
         Net cash provided by  financing activities          1,541,000          4,058,000            8,195,000
                                                      -----------------   ----------------    -----------------

         Net change in cash and cash equivalents               625,000           (161,000)             315,000

Cash and cash equivalents, beginning of period                 201,000            362,000               47,000
                                                      -----------------   ----------------    -----------------

Cash and cash equivalents, end of period               $       826,000     $      201,000      $       362,000
                                                      =================   ================    =================

See notes to consolidated financial statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MCS AS DEEMED ACQUIRER OF CARECENTRIC, INC.

On March 7, 2000, CareCentric, Inc. (formerly known as Simione Central Holdings Inc.) ("CareCentric") and MCS, Inc. ("MCS") merged in a transaction ("the CareCentric/MCS merger," also described as "the MCS/Simione merger") accounted for as a reverse acquisition for financial reporting purposes. In connection with the acquisition, CareCentric issued 1,489,853 shares of its common stock in exchange for all the outstanding common stock of MCS, and thereby, the former shareholders of MCS acquired control of CareCentric. As a result, for financial reporting purposes MCS is considered the acquiring company; hence, the historical financial statements of MCS became the historical financial statements of CareCentric and include the results of operations of CareCentric only from the effective acquisition date.

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

     Revenues are derived from the licensing and sub-licensing of software, the sale of computer hardware, accessories and supplies, implementation and training products and services, forms and case plans, and software maintenance and support services. For the year ended December 31, 2002, the Company recorded total revenues of $22.0 million. The Company's core product lines of STAT2 and MestaMed(R) accounted for 24.4% and 36.3% respectively of the $22.0 million in revenues.

     To the extent that software and services revenues result from software support, implementation, training and technical consulting services, such revenues are recognized monthly as the related services are rendered or, for software support revenues, over the term of the related agreement. To the extent that software and services revenues result from software licenses, computer hardware and third party software revenues, such revenues are recognized when the related products are delivered and collectability of fees is determined to be probable, provided that no significant obligation remains under the contract. Limited amounts of revenues derived from the sale of software licenses requiring significant modification or customization are recorded based upon the percentage of completion method using labor hours or contract milestones. Software support or maintenance allows customers to receive unspecified enhancements and regulatory data updates in addition to telephone support.

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


SOFTWARE DEVELOPMENT EXPENSES

     Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. For the years ended December 31, 2002, 2001, 2000, the Company had no capitalized computer software and development costs.

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

     Effective July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations". Effective January 1, 2002, the company adopted SFAS No. 142, "Goodwill and Intangible Assets in 2001" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". These new standards superseded the Company's previous accounting for Intangible Assets under SFAS No. 121 as discussed below in the section Recent Accounting Pronouncements.

     In adopting SFAS No. 142, the Company ceased amortizing goodwill and reassessed the remaining life for developed technologies from 6 years to 4 years. An impairment test is required to be performed upon the adoption of SFAS No. 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators requiring interim review), the Company performs impairment testing at the end of each fiscal year. Impairment adjustments recognized from future impairment tests, if any, generally are required to be recognized as operating expenses. In connection with adopting SFAS No. 142, the Company also reassesses the useful lives and the classification of its identifiable intangible assets to determine that they continue to be appropriate.

     Actual results of operations for the year ended December 31, 2002 and adjusted results of operations for the year ended December 31, 2001, had the Company applied the provisions of SFAS No. 142 in that period, are as follows. The adjustments to the results of operations for the year ended December 31, 2001 are i) the impact on amortization expense resulting from the cessation of amortization of goodwill; ii) the effect of changing the remaining life of developed technologies; and iii) the effect of the impairment charge recorded in the fourth quarter of the year ended December 31, 2001):

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                        2002                 2001
                                                  ------------------  -------------------

NET INCOME (LOSS) AVAILABLE TO COMMON              $       (174,000)   $     (25,390,000)
SHAREHOLDERS

Add back: Goodwill amortization                                   -            1,709,000
Add back: Technology amortization                                 -              334,000
                                                  ------------------  -------------------
Adjusted net income                                $       (174,000)   $     (23,347,000)
                                                  ==================  ===================

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED

Reported net income                                $          (0.04)   $           (5.94)
Goodwill amortization                                             -                 0.40
Technology amortization                                           -                 0.08
                                                  ------------------  -------------------
Adjusted net income                                $          (0.04)   $           (5.47)
                                                  ==================  ===================

Weighted average common shares-
                                                  ------------------  -------------------
basic and diluted                                         4,371,000            4,272,000
                                                  ==================  ===================



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

NET (LOSS) EARNINGS PER SHARE

     The Company calculates earnings per share under SFAS No. 128, "Earnings Per Share." Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share for the years 2002, 2001 and 2000 exclude the effects of options, warrants and conversion rights as they would be anti-dilutive, and as a result, basic and diluted earnings are the same for the years 2002, 2001 and 2000.

                                                                    FOR YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------------
                                                         2002                 2001                  2000
                                                    ----------------     ----------------     ------------------
     Numerator:
        Net (loss) income after cumulative
           deferred dividends                        $    (174,000)       $  (25,390,000)      $    (10,245,000)
                                                    ================     ================     ==================

     Denominator:
        Denominator for basic and diluted earnings
           per share- weighted - average shares          4,371,000             4,272,000              3,418,000
                                                    ===============      ================     ==================

     Net (loss) income per share - basic
        and diluted for common shareholders          $       (0.04)       $        (5.94)      $          (3.00)
                                                    ================     ================     ==================


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

     The Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets in 2001. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows: i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001, ii) intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability, iii) goodwill and intangible assets with indefinite lives acquired after June 30, 2001, will not be amortized (effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization), iv) effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator and v) all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. Following the accounting for impairment discussed below, which was made under the rules of SFAS 121, the Company believes that the effect of adopting SFAS No. 141 and 142 will be limited to changes in amortization expense for periods after December 31, 2001. Additionally, effective January 1, 2003 with the adoption of SFAS No. 142, the assembled workforce intangible asset previously recognized under SFAS 121 was recharacterized as goodwill, which will not be amortized under the rules of SFAS No. 142.

     On October 3, 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The primary objectives of this project were to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sales and to address significant implementation issues. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Account Principles Board (APB) Opinion no. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The effect of adoption of SFAS No. 144 effective January 1, 2002 had no material impact on the Company's financial position, results of operations or cash flow.

     On December 31, 2002, the Financial Accounting Standards Board (FASB) issued FASB No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" This Statement amends FASB Statement No. 123, Accounting for
Stock-Based Compensation, to provide alternative methods of transition for companies that voluntarily change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not believe FAS 148 will have a material effect on its financial statements.


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

     Summarized financial information for the discontinued Consulting segment is as follows:

                                                          000'S
                                                  ----------------------
                                                     2002       2001
                                                  ----------- ----------
Operating Revenue                                   $      -   $  3,417

(Loss) before Provision for Income Taxes                   -       (484)

(Loss) from Discontinued Operations
   Net of Income Tax                                       -       (484)

Current Assets                                             -          -
Total Assets                                               -          -

Net Assets of Discontinued Operations               $      -   $      -



NOTE 3 -  RESTRUCTURING CHARGE

     A restructuring charge of $675,000 (including terminated leases and contracts of $244,000 and severance of $431,000, respectively) was incurred in April 2001 as the result of the Company approving a plan to close one remote support office and to downsize the workforce at its remaining facilities. At December 31, 2001, that plan was fully completed and the restructuring charge was completely expended.

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

     Pro-forma unaudited results assuming the merger took place as of January 1, 2000 are as follows:

                                                     FOR YEAR ENDED DECEMBER 31,
                                                                2000
                                                     ---------------------------
Revenue                                                        $  23,586,000
(loss) continuing operations                                   $ (11,654,000)
(loss) discontinued operations                                 $           -
(loss) per share -continuing basic and diluted                 $       (3.41)
(loss) per share -discontinuing basic and diluted              $        0.00
Net (loss) per share - basic and diluted                       $       (3.41)


NOTE 5 - NOTES RECEIVABLE

     The Company has certain Notes Receivable of varying maturities which have resulted from the sale of the assets of the Consulting segment, financing to a customer for purchase of a new software system. The Consulting segment Note

Receivable is due from Mr. William Simione Jr., currently a Director of the Company, and the President and Chief Executive Officer of the acquirer of the Consulting business, Simione Consulting, LLC, and past Chief Executive Officer of the Consulting segment when it was part of the Company. The Customer note occurred in the normal course of business.

         The amounts and term of each note is summarized in the table below.

                                           NOTES RECEIVABLE
                           ------------------------------------------------
                            CONSULTING     CUSTOMER NOTE         TOTAL
                           -------------  -----------------   ------------

 Balance 12-31-01           $   707,000    $       137,000     $  844,000
                           =============  =================   ============

 Balance 12-31-02           $   409,000    $             -     $  409,000
                           ==============  ================   =============

  Interest Rate                   8.50%              5.65%

Obligation Term
Principal amounts due
             2003           $   215,000                  -     $  215,000
             2004           $   194,000                  -     $  194,000
                           -------------  -----------------  -------------
                            $   409,000                  -     $  409,000
                           =============  =================  =============


NOTE 6 - PURCHASED SOFTWARE, FURNITURE AND EQUIPMENT

         Purchased software, furniture and equipment consisted of the following:

                                                                DEPRECIATION
                               DECEMBER 31,      DECEMBER 31,   ESTIMATED
                                   2002          31, 2001       USEFUL LIVES
                               -------------   --------------   -------------

Furniture and Fixtures          $  1,447,000    $ 1,428,000     10 years
Computer equipment and
   purchased software              6,288,000      6,237,000     5 years
                               -------------   --------------
                                   7,735,000      7,665,000

Accumulated depreciation          (6,699,000)    (6,132,000)
                               -------------   --------------
                                $  1,036,000    $ 1,533,000
                               =============   ==============


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

     The following table summarizes the Company's changes in account balances for its Intangible Assets during the year ended December 31, 2002.

                                                                                         12/31/02
                             ORIGINAL       ASSETS        IMPAIRMENT    ACCUMULATED      NET BOOK     AMORTIZATION
                               COST        DISPOSED       WRITE-DOWN    AMORTIZATION      VALUE          PERIOD
                           -------------  ------------   -------------  -------------  -------------  --------------
Developed technology        $ 10,650,000  $         -    $ (4,220,000)  $ (3,438,000)   $ 2,992,000      4 years
Customer base                  1,700,000     (510,000)              -       (374,000)       816,000      9 years
Goodwill                      14,151,000   (2,906,000)     (7,580,000)    (3,165,000)       500,000              -
                           -------------  ------------   -------------  -------------  -------------
                            $ 26,501,000  $(3,416,000)   $(11,800,000)  $ (6,977,000)   $ 4,308,000
                           =============  ============   =============  =============  =============


NOTE 8 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

On July 1, 2002, the Company completed a recapitalization plan initiated on April 8, 2002. The recapitalization plan was approved by the common shareholders of the Company at the June 6, 2002 annual stockholders' meeting. The effect of the recapitalization plan is summarized below for each note payable and presented comparatively in the following chart at December 31, 2002 and 2001. In accordance with the terms of the recapitalization plan, the December 31, 2002 balances of Long term convertible notes payable to B. C. O'Donnell, J. E. Reed and Mestek include capitalized interest accrued from July 1, 2002 and December 31, 2002.


                                                            DECEMBER 31, 2002        DECEMBER 31, 2001
                                                            -------------------      -------------------
         SHORT TERM:
         Line of Credit                                      $     4,525,000          $    5,572,000
                                                            -------------------      -------------------
                                                             $     4,525,000          $    5,572,000
                                                            ===================      ===================

         LONG TERM:
         Convertible Note Payable - J. E. Reed               $             -          $    3,500,000
         Note Payable  - Mestek                                            -               1,019,000
         Convertible Note Payable - B. C. O'Donnell                  619,000                 600,000
         Note Payable  - J. E. Reed Capitalized interest                   -                 184,000
         Note Payable  - Mestek Capitalized Interest                       -                  40,000
         Convertible Note - Mestek                                         -               4,126,000
         Convertible Note - J.E. Reed                                      -               3,668,000
         Note Payable - J.E. Reed Accrued Interest                         -                 107,000
                                                             -----------------       ------------------
                                                             $     8,520,000          $    5,343,000
                                                             =================       ==================


     LINE OF CREDIT:

     On July 12, 2000, the Company entered into a $6.0 million Loan and Security Agreement Facility with Wainwright Bank and Trust Company (the Wainwright Facility), a commercial bank, under which the Company granted a first priority position on substantially all of its assets as security. The Wainwright Facility was used to pay off the line of credit with Silicon Valley Bank, certain short-term loans from Mestek, Inc. (a related party, see Note 9), and a loan from David O. Ellis. Borrowings under the Wainwright Facility accrue interest at the bank's prime rate per annum and require monthly payments of interest. The Wainwright Facility currently matures on October 1, 2004. The Company's obligations under the Wainwright Facility are guaranteed by Mestek in consideration of which the Company issued a warrant to Mestek to purchase 104,712 shares of the Company's common stock. As a result of the July 1, 2002 recapitalization, the warrant was cancelled.

     CONVERTIBLE NOTE PAYABLE - BARRETT C. O'DONNELL:

     On November 11, 1999, Simione borrowed $500,000 from Barrett C. O'Donnell and $250,000 from David O. Ellis, both on an unsecured basis, and executed promissory notes in connection therewith. Dr. Ellis and Mr. O'Donnell are directors of the Company. When the CareCentric/MCS merger was completed on March 7, 2000, the Company succeeded to both of these obligations. The note payable to Dr. Ellis, which accrued interest at 9% per annum, was paid in full on July 12, 2000 in advance of its August 15, 2000 maturity. The note payable to Mr. O'Donnell included interest at 9% per annum, was scheduled to mature on May 11, 2002, and required quarterly payments of accrued interest. On August 8, 2000, the $500,000 note payable to Mr. O'Donnell, together with $100,000 of deferred salary, was cancelled in exchange for a $600,000 subordinated note, convertible into CareCentric common stock at a strike price of $2.51 per share, with interest at 9% per annum and a five-year maturity. In January 2002, this loan was amended to change the interest rate to prime plus two percent and to change the terms of payment of interest for 2002 to require that one-half of the accrued interest be timely paid each quarter and the balance to be paid on December 31, 2003 or to be converted into an additional convertible note. In December 2002, Mr. O'Donnell agreed to adjust the terms of the Note Payable to provide consistent treatment with the Mestek and J.E. Reed convertible notes payable as existing after the July 1, 2002 recapitalization plan. The effect of this adjustment was to reduce the interest rate on the note payable to a fixed rate of 6.25% and to defer all interest earned from July 1, 2002 through June 30, 2004 at which time the accumulated interest totaling $75,000 will be capitalized into the principal of the note payable. After June 30, 2004, the principal and capitalized interest will accumulate interest at the per annum rate equal to six and one-quarter percent (6.25%) with interest compounded and payable quarterly beginning on September 30, 2004. Together with any unpaid principal and accrued interest, the Barrett C. O'Donnell note will mature and become payable on June 30, 2007. Additionally, the $600,000 note together with the value of accrued interest may be converted at the rate of $1.00 per share into CareCentric common stock exercisable at any time after July 1, 2002. The new notes are subordinated to the Wainwright Bank $6.0 million line of credit.

     CONVERTIBLE NOTE PAYABLE - MESTEK:

     Prior to the July 1, 2002 recapitalization plan, the Company was obligated under a) an 18-month unsecured promissory note in the principal amount of $1,019,000 payable to Mestek Inc., that earned interest at prime plus one and one half percent (1.5%), with interest payable semiannually and matured on September 30, 2003 and b) additional notes payable to Mestek in the amounts of $40,000, $535,000 and $350,000. These additional notes payable earned interest at prime plus two percent (2.0%) for the $40,000 note and prime plus one percent (1.0%) for the $535,000 and $350,000 notes until all principal and accrued interest amounts were paid in full. These funds were advanced by Mestek to CareCentric to cover payroll and accounts payable obligations incurred by the Company, working capital needs of the Company during the period of its transition of senior lenders from Silicon Valley Bank to Wainwright Bank and Trust Company, accrued and unpaid interest thereon and the unreimbursed portion of Mr. Bruce Dewey's salary for the periods from November 9, 1999 to October 31, 2001 when he was Chief Executive Officer of the Company.

     On July 1, 2002, under the terms of the recapitalization plan, all notes payable to Mestek by the Company were consolidated together with a) $1,000,000 of Mestek's previous participation in the J. E. Reed facility, b) accrued unpaid interest on all notes payable to Mestek aggregating $42,560, c) accrued unpaid interest on Mestek's participation in the J. E. Reed facility of $33,750, d) $850,000 of cancelled Mestek Series C Preferred stock, and e) $129,748 of cash paid on July 1, 2002 by Mestek to the Company to create a single consolidated $4,000,000 convertible note payable. The terms of the single consolidated Mestek note are that interest accrues and accumulates at a per annum rate equal to six and one-quarter percent (6.25%) through June 30, 2004, at which time the accumulated interest will be capitalized into the related note. After June 30, 2004, the principal and capitalized interest will accumulate interest at the per annum rate equal to six and one-quarter percent (6.25%) with interest compounded and payable quarterly beginning on September 30, 2004. Together with any unpaid principal and accrued interest, the Mestek note will mature and become payable on June 30, 2007. Additionally, the new $4.0 million Mestek note and the $3.6 million J. E. Reed note, together with the value of accrued interest, may be converted at the rate of $1.00 per share into CareCentric common stock exercisable at any time after July 1, 2002. The new notes are subordinate to the Wainwright Bank $6.0 million line of credit.

     CONVERTIBLE NOTE PAYABLE - J. E. REED:

     Prior to the July 1, 2002 recapitalization plan, the Company was obligated under a financing facility (the J. E. Reed Facility) provided by John E. Reed, Chairman of CareCentric and the Chairman and Chief Executive Officer of Mestek, Inc. The J. E. Reed Facility consisted of a $6.0 million subordinated line of credit, convertible into common stock of the Company at a strike price of $2.51 per share, with interest at 9% per annum and a five-year maturity. The J. E. Reed Facility was secured by a second position on substantially all of the Company's assets. At December 31, 2002 and 2001, borrowings were equal to $4,668,000 and $3,500,000 respectively, $1,000,000 of which was participated to Mestek at December 31, 2002 and 2001. On December 31, 2001, the facility was amended to change the interest rate to prime plus two percent (2.0%) and to change the payment term for unpaid 2001 interest to require payment on December 31, 2003, or convert the outstanding unpaid interest to additional convertible notes, in the amount of $184,438 at the option of Mr. Reed, and in the amount of $40,463 at the option of Mestek, and to change the terms of payment of interest for 2002 to require that one-half be timely paid each quarter and the balance be paid on December 31, 2003 or be converted to additional convertible notes. On March 27, 2002 the Company received an additional $871,117 advance on the J.E. Reed Facility.

On July 1, 2002, under the terms of the recapitalization plan, all principal amounts advanced under the J.E. Reed Facility, less the $1,000,000 participation by Mestek, together with interest accrued through December 31, 2001 were consolidated into a single consolidated $3,555,555 convertible note payable. The terms of the single consolidated J.E. Reed note are that interest accrues and accumulates at a per annum rate equal to six and one-quarter percent (6.25%) through June 30, 2004, at which time the accumulated interest will be capitalized into the related note. After June 30, 2004, the principal and capitalized interest will accumulate interest at the per annum rate equal to six and one-quarter percent (6.25%) with interest compounded and payable quarterly beginning on September 30, 2004. Together with any unpaid principal and accrued interest, the J. E. Reed note will mature and become payable on June 30, 2007. Additionally, the new $3.6 million J. E. Reed note, together with the value of accrued interest may be converted at the rate of $1.00 per share into CareCentric common stock exercisable at any time after July 1, 2002. The new notes are subordinated to the Wainwright Bank $6.0 million line of credit.

     NOTE PAYABLE - J. E. REED ACCRUED INTEREST:

Under the terms of the July 1, 2002 recapitalization, $103,818 of accrued interest earned on all advances under the J.E. Reed Facility during the period January 1, 2002 and June 30, 2002 was capitalized into a separate note payable that accrues and accumulates interest at a per annum rate equal to six and one-quarter percent (6.25%) through September 30, 2004, with interest compounded quarterly. After September 30, 2004, the accumulated interest will be capitalized into the related note and the principal and capitalized interest will accumulate interest at the per annum rate equal to six and one-quarter percent (6.25%) with interest compounded and payable quarterly. Together with any unpaid principal and accrued interest, the separate J. E. Reed accrued interest note will mature and become payable on June 30, 2007. The J. E. Reed accrued interest note is subordinated to the Wainwright Bank $6.0 million line of credit.

     CAPITAL LEASE OBLIGATIONS:

     The Company is obligated under a number of capital lease obligations originally entered into by CareCentric related to computer equipment formerly used in CareCentric's business.

     The fair value of the Company's long-term debt is estimated based on the current interest rates offered to the Company for debt offered under the liquidity conditions and credit profile of the Company. Management believes the carrying value of debt and the contractual values of the outstanding letters of credit approximate their fair values as of December 31, 2002.

     Cash paid interest was $285,000, $491,000 and $510,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

     Maturities of long-term debt in each of the next five years are as follows in thousands:

          2003                $       -
          2004                        -
          2005                        -
          2006                        -
          2007                    8,520
                              ----------
                  Total       $   8,520
                              ==========


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

     Aggregate annual rental payments for operating leases with non-cancelable lease terms in excess of one year, net of non-cancelable subleases, are as follows:

                                       LEASE OBLIGATIONS
                                --------------------------------
                                                     Net of
            Years Ending            Gross           Sublease
            December 31,         Obligations       Agreements
          ------------------    --------------    --------------
          2002                   $    771,000      $    744,000
          2003                        761,000           761,000
          2004                        540,000           540,000
          2005                        255,000           255,000
          2006                        263,000           263,000
          Thereafter                   85,000            84,000
                                --------------    --------------
                      Total      $  2,675,000      $  2,647,000
                                ==============    ==============

          Aggregate   annual   rental   payments  for   operating   leases  with
          non-cancelable lease terms in excess of one year.

     Rent expense approximated $0.8 million, $1.1 million and $1.2 million, for the years ended December 31, 2002, 2001 and 2000, respectively.


NOTE 10 - INCOME TAXES

     Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company's deferred tax assets and liabilities are as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                     ----------------------------------
                                                          2002                 2001
                                                     ---------------     --------------
Deferred tax assets:
     Net operating loss                              $  14,619,000       $  13,946,000
     Severance and other restructuring charges                   -             837,000
     Allowance for doubtful accounts                       496,000             396,000
     Deferred revenue                                    2,158,000           2,264,000
     Depreciation                                           43,000              33,000
     Other                                                 342,000             333,000
                                                     ---------------     --------------
Total deferred tax assets                               17,658,000          17,809,000
Valuation allowance                                    (17,658,000)        (17,809,000)
                                                     ---------------     --------------
                                                     $           -       $           -
                                                     ===============     ==============

     The Company has approximately $38.5 million of net operating losses for income tax purposes, including approximately $22.0 million incurred by Simione Central Holdings, Inc. prior to the merger on March 7, 2000, available to offset future taxable income. Such losses begin expiring in 2008. The Company's use of the net operating losses incurred by Simione prior to the merger is subject to limitations in the Internal Revenue Code relating to changes in ownership. A valuation allowance reducing the total net deferred tax assets set forth above to zero has been recorded based on management's assessment that it is "more likely than not" that this net asset is not realizable as of December 31, 2002.

     Actual income tax expense differs from the "expected" amount (computed by applying the U.S. Federal corporate income tax rate of 34% to the loss before income taxes) as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                          2002                 2001                 2000
                                                     ----------------    -----------------     ---------------

Federal tax benefit computed at statutory rates       $      100,000      $   (7,853,000)        $ (3,483,000)
State income taxes, net of federal effect                     13,000          (1,351,000)            (615,000)
Other, net                                                    38,000           5,217,000              463,000
Change in valuation allowance                               (151,000)          4,002,000            3,481,000
                                                     ----------------    -----------------     ---------------
Income tax expense (Benefit)                          $            -      $       15,000         $   (154,000)
                                                     ================    =================     ===============


NOTE 11 - EMPLOYEE BENEFIT PLANS

     The Company has adopted 401(k) plans that cover substantially all employees. The Company contributes to the plans based upon the dollar amount of each participant's contribution. The Company made contributions to these plans of approximately $114,000, $140,000 and $189,000 in 2002, 2001 and 2000,
respectively. These contributions relate to the CareCentric, Inc. 401(k) Plan (formerly Simione Central Holdings, Inc. Plan), which survived the merger with MCS, Inc., for 2002, 2001 and 2000.


NOTE 12 - SHAREHOLDERS' EQUITY

     COMMON SHARES - 20,000,000 SHARES AUTHORIZED

     Common Shares - 20,000,000 shares authorized, $.001 par value, 4,371,350 shares issued and outstanding as of December 31, 2002 and 2001. Of the 4,371,350 shares of common stock outstanding, 1,489,853 of such shares were issued on March 7, 2000 to the former MCS common shareholders and 606,904 of such shares were issued on March 7, 2000 to the former preferred shareholders and noteholders of CareCentric Solutions, Inc., which shares were converted from Series A Preferred Stock into CareCentric (formerly known as Simione Central Holdings, Inc.) common shares in connection with the merger.

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

     PREFERRED STOCK-10,000,000 SHARES AUTHORIZED

     Series B Preferred Stock -$.001 par value, 5,600,000 shares issued. The shares of Series B Preferred Stock are held by Mestek, Inc. (Mestek) and were issued in consideration of $6,000,000 paid to CareCentric on March 7, 2000, in the form of cash and debt forgiveness. The Series B Preferred shares, as originally issued, carried 2,240,000 common share votes (on a split-adjusted basis) and were entitled to a 9% annual cumulative dividend, among other rights. In connection with the Company's application for listing on the Nasdaq SmallCap Market, the Company reached an agreement with Mestek on June 12, 2000, under which Mestek agreed to allow the aforementioned number of common share votes to be reduced to 1,120,000 in consideration for the issuance by the Company to Mestek of a warrant to acquire up to 490,396 shares of CareCentric common stock, as more fully described below. On March 29, 2002, in connection with the refinancing commitments made to the Company by Mestek and John E. Reed (as further described in Note 14), Mestek transferred the voting rights associated with the Series B Preferred Stock to Mr. Reed. As a result of the July 1, 2002 recapitalization plan, the terms of the Series B Preferred Stock were amended to provide that each share is convertible into 1.072 shares of common stock.

     Series C Preferred Stock - $.001 par value, 850,000 shares issued. As a result of the July 1, 2002 recapitalization plan, the Series C Preferred Stock was cancelled, and the $850,000 of cash value originally contributed by Mestek was consolidated into a Mestek convertible Note as more fully described in Note 8 above. In addition, $208,000 of accumulated and unpaid dividends through June 30, 2002 on the Series C Preferred Stock were cancelled and recorded as a reduction in preferred dividend expense and an increase in net income at June 30, 2002.

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

     Series D Preferred Stock - $.001 par value, 398,406 shares issued. The shares of Series D Preferred Stock are held by John E. Reed and were issued on June 12, 2000 in consideration of $1.0 million paid to the Company in cash. The Series D Preferred shares have a 9% annual cumulative dividend, are convertible into common stock at an initial conversion price of $2.51 per share, limit the ability to issue dilutive stock options and have voting rights equal to those of the common stock, among other rights. As a result of the July 1, 2002 recapitalization plan, the Series D Preferred Stock conversion price per share was amended from $2.51 to $1.00.

     Series E Preferred Stock - $.001 par value, 210,000 shares issued under a restricted stock award. The shares of Series E Preferred Stock are held by John
R. Festa and the rights to those shares were granted on November 10, 2001. The Series E Preferred shares have a 3.5% annual non-cumulative dividend, are convertible into common stock at an initial conversion price of $1.00 per share and have voting rights equal to those of common stock, among other rights.

     As of December 31, 2002, the Company had a cumulative preferred dividends liability of $1,755,350 comprised of $1,521,000 for Series B Preferred shares, $227,000 for Series D Preferred shares and $7,350 for Series E Preferred shares. Cumulative preferred dividends payable are included in the accrued liabilities account presented on the Consolidated Balance Sheets in the accompanying financial statements.

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

     As a result of the July 1, 2002 capital restructuring, the warrants issued to Mestek to purchase 490,396 and 400,000 shares of Company common stock were cancelled and reissued with an exercise price of $1.00 per share and an expiration date of June 15, 2004. Additionally, the warrants issued to Mestek to purchase 104,712 shares of the Company's common stock were cancelled. In accordance with SFAS No. 123, the fair value of the Mestek warrants to purchase 491,396 and 400,000 shares was reviewed immediately prior to and after the cancellation and reissuance. There was no material accounting impact of the cancellation and reissuance of the warrants.

At December 31, 2002, the Company had outstanding warrants to purchase shares of the Company's common stock as follows


                                                  BEFORE JULY 1, 2002                        After July 1, 2002
                                         ----------------------------------         ----------------------------------
DESCRIPTION OF WARRANTS                  EXERCISE PRICE     EXPIRATION DATE         EXERCISE PRICE   EXPIRATION DATE
-----------------------                  --------------     ---------------         --------------   -----------------

  25,000 - Barrett C. O'Donnell            $   5.00        February 24 ,2005          $   5.00       February 24 ,2005
400,000 - Mestek, Inc.                     $  10.88           March 7 2003            $   1.00          June 15, 2004
490,396 - Mestek, Inc.                     $   3.21          June 30, 2003            $   1.00          June 15, 2004
104,712 - Wainwright Bank                  $   2.51          July 12, 2003            Cancelled          Cancelled


Stock Options - Options totaling 1,000 shares were outstanding and vested under the now discontinued 1997 SCHI NQ (Directors) Plan at an exercise price of $60.00. Non-plan options totaling 97,933 shares, of which 89,600 are exercisable, were outstanding at exercise prices ranging from $2.51 to $45.00. The Simione Central Holding Inc. 1997 Omnibus Equity-Based Plan (the "Plan") is the only continuing stock option plan of the Company. The Plan offers both incentive stock options and non-qualified stock options. The Company is authorized to grant options of up to 900,000 shares of common stock. Options totaling 516,414 shares were outstanding, of which 292,749 shares are exercisable, at exercise prices ranging from $1.00 to $73.55. In 2002, options totaling 59,000 shares of common stock were granted to employees of the Company, pursuant to the Plan at exercise prices ranging at $1.00 per share. The following information is provided as of February 28, 2003.

     A summary of the Company's stock option activity from December 31, 2000 is as follows:



                                                            WEIGHTED
                                              NUMBER         AVERAGE
                                                OF           EXERCISE
                                              OPTIONS        PRICE
                                            ------------   -----------
   Outstanding at December 31, 2000             571,659     $       -
                                            ------------   -----------
Options Assumed                                 152,500     $   12.45
Granted                                                     $    2.15
Exercised                                             -     $       -
Forfeited and Cancelled                        (145,870)    $   16.11
                                            ------------   -----------
Outstanding at December 31, 2001                578,289     $    8.11
                                            ------------   -----------

Granted                                          59,000     $    1.00

Exercised                                             -     $       -
Forfeited and Cancelled                         (21,942)    $   16.11
                                            ------------   -----------
Outstanding at December 31, 2002                615,347     $    7.56
                                            ============   ===========


                                                                AS OF DECEMBER 31, 2002
                                -----------------------------------------------------------------------------------
                                              OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                -------------------------------------------------    ------------------------------
                                                    WEIGHTED
                                                     AVERAGE         WEIGHTED                           WEIGHTED
                                                    REMAINING         AVERAGE                            AVERAGE
                                    NUMBER         CONTRACTUAL       EXERCISE            NUMBER         EXERCISE
RANGE OF EXERCISE PRICES           OUTSTANDING     LIFE IN YEARS        PRICE          EXERCISABLE        PRICE
-----------------------------   ----------------  ---------------  --------------    ---------------  -------------
    $   1.00        $   7.36            433,000        8.40             $   2.97            201,002        $  3.44
    $   7.36        $  14.71            112,768        5.70             $   9.88            112,768        $  9.88
    $  14.71        $  22.07             13,000        3.20             $  15.96             13,000        $ 15.96
    $  29.42        $  36.78             40,965        4.30             $  32.22             40,965        $ 32.22
    $  36.78        $  44.13              5,000        3.70             $  42.50              5,000        $ 42.50
    $  44.13        $  51.49              8,000        5.00             $  45.00              8,000        $ 45.00
    $  51.49        $  58.84              1,580        4.70             $  55.63              1,580        $ 55.63
    $  58.84        $  66.20              1,000        4.40             $  60.00              1,000        $ 60.00
    $  66.20        $  73.55                 34        6.30             $  73.55                 34        $ 73.55
                                ----------------  ---------------  --------------    ---------------  -------------
                                        615,347        7.40             $   7.56            383,349        $ 10.58
                                ================                                     ===============


     In connection with the Simione/MCS merger on March 7, 2000, Mestek was granted a series of options to purchase a total of approximately 378,295 shares of the Company's common stock (on a split-adjusted basis). These options are exercisable only to the extent that outstanding CareCentric options, warrants or other conversion rights are exercised. These options were designed to prevent dilution of Mestek's ownership interest in the Company after the merger. As options, warrants and other common rights are forfeited or cancelled, Mestek's option rights are correspondingly reduced. Due to the contingent nature of these options, they have been excluded from the above tables. At December 31, 2002, 159,573 shares of such options were available under the original terms of issuance.

     For the purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options' vesting periods. Risk-free interest rates of 4.13% and 4.31%; no dividends; a volatility factor of the expected market price of the Company's common stock of 1.97998 and 1.40685; and a weighted-average expected life (unchanged) of the options of 3.97 years for 2002 and 2001. The weighted average fair value assigned to options granted in 2002 and 2001 was $0.63 and $1.35, respectively. For 2002 and 2001 respectively the Company's pro forma net loss and net loss per share (basic and diluted) are $144,000 and $25,514,000 and $0.03 and $5.97.


NOTE 13  -- SELECTED QUARTERLY INFORMATION (UNAUDITED)

     The table below sets forth selected quarterly information for each full quarter of 2002 and 2001.


                                                                   FISCAL YEAR 2002
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                               ---------------------------------------------------------
                                                 MAR. 31,       JUNE 30,     SEPT. 30,       DEC. 31,
                                               -------------  ------------- -------------  -------------

Net revenues:                                   $     5,253    $     5,848   $     5,646    $     5,268

Costs and expenses:
     Cost of revenues                                 1,676          1,785         1,739          1,208
     Selling, general and administrative              2,699          2,589         2,064          2,418
     Research and development                           947            942           891            651
     Amortization and Depreciation                      425            423           424            424
                                               -------------  ------------- -------------  -------------
     Total costs and expenses                         5,747          5,739         5,118          4,701
                                               -------------  ------------- -------------  -------------

Income (loss) from operations                          (494)           109           528            567

Other income (expense):
     Other income                                         -              -             -            250
     Interest expense                                  (168)          (153)         (174)          (217)
     Interest and other income                           (2)            15            12             20
                                               -------------  ------------- -------------  -------------
Income (loss) before taxes                             (664)           (29)          366            620
                                               -------------  ------------- -------------  -------------

     Income tax benefit (expense)                         -              -             -              -

Net income (loss) income from continuing
   operations                                          (664)           (29)          366            620
                                               -------------  ------------- -------------  -------------

Discontinued operation
     Loss on disposal of discontinued
       operations                                         -              -             -              -

     Loss from operations of discontinued
     segment before taxes                                 -              -             -              -

     Applicable tax expense                               -              -             -              -
                                               -------------  ------------- -------------  -------------
Net (loss) from operations and disposal of
   discontinued segment                                   -              -             -              -
                                               -------------  ------------- -------------  -------------

Net income (loss)                               $      (664)   $       (29)  $       366    $       620
                                               =============  ============= =============  =============

Cumulative preferred dividends                         (180)            34          (184)          (137)
                                               -------------  ------------- -------------  -------------
Net income (loss) available to common
  shareholders                                  $      (844)   $         5   $       182    $       483
                                               =============  ============= =============  =============

Net income (loss) per share - basic and
    diluted from continuing operations          $     (0.15)   $     (0.01)  $      0.08    $      0.14
Weighted average common shares -
     Basic and diluted                                4,371          4,371         4,371          4,371
                                               =============  ===========================  =============

 Net (loss) per share - basic and diluted
     from discontinued operations               $         -    $         -   $         -    $         -
Weighted average common shares - basic and
     diluted                                          4,371          4,371         4,371          4,371
                                               =============  ===========================  =============

Net income (loss) per share - basic and
   diluted                                      $     (0.15)   $     (0.01)  $      0.08    $      0.14



Weighted average common shares -basic and
     diluted                                          4,371          4,371         4,371          4,371
                                               =============  ============= =============  =============

Net income (loss) per share - basic and
     diluted available to common shareholders   $     (0.19)   $     (0.00)  $      0.04    $      0.11

Weighted average common shares - basic and
     diluted                                          4,371          4,371         4,371          4,371
                                               =============  ============= =============  =============


                                                                 FISCAL YEAR 2001
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          ---------------------------------------------------------
                                             MAR. 31,       JUNE 30,      SEPT. 30,      DEC. 31,
                                          -------------  ------------- -------------- -------------

Net revenues:                              $     5,679    $     5,302   $      4,769   $     4,696

Costs and expenses:
     Cost of revenues                            2,108          2,004          1,646         2,459
     Selling, general and administrative         2,825          2,711          2,550         2,629
     Research and development                    1,767          1,609          1,413         1,369
     Write down of intangibles                       -              -              -        11,799
     Amortization and Depreciation                 951            950          1,011           952
     Restructuring Charges                           -            675              -             -
                                          -------------  ------------- -------------- -------------
     Total costs and expenses                    7,651          7,949          6,620        19,209
                                          -------------  ------------- -------------- -------------

(Loss) from operations                          (1,972)        (2,647)        (1,851)      (14,513)

Other income (expense):
     Interest expense                             (124)          (149)           (39)         (280)
     Interest and other income                     126             68             29          (187)
                                          -------------  ------------- -------------- -------------
(Loss) before taxes                             (1,970)        (2,728)        (1,861)      (14,980)
                                          -------------  ------------- -------------- -------------

     Income tax benefit (expense)                    -              -              -           (15)
                                          -------------  ------------- -------------- -------------
Net (loss) income from continuing
   operations                                   (1,970)        (2,728)        (1,861)      (14,995)
                                          -------------  ------------- -------------- -------------

Discontinued operation
     Loss on disposal of discontinued
       operations                                    -              -         (2,632)            -

     Loss from operations of
     discontinued segment before taxes            (185)           (73)          (226)            -

     Applicable tax expense                          -              -              -             -

Net (loss) from operations and disposal
   of discontinued segment                        (185)           (73)        (2,858)            -
                                          -------------  ------------- -------------- -------------
Net (loss) income                          $    (2,155)   $   (2 ,801)  $     (4,719)  $   (14,995)
                                          =============  ============= ============== =============

Cumulative preferred dividends                    (176)          (178)          (180)         (186)

Net (loss) available to common
  shareholders                             $    (2,331)   $    (2,979)  $     (4,899)  $   (15,181)
                                          =============  ============= ============== =============


(Loss) per share - basic and diluted
    from continuing operations             $     (0.50)   $     (0.62)  $      (0.43)  $     (3.43)
Weighted average common shares -
     basic and diluted                           3,922          4,418          4,371         4,371
                                          =============  ============================ =============

 Net (loss) per share - basic and
     diluted from discontinued
     operations                            $     (0.05)   $     (0.02)  $      (0.65)  $         -
Weighted average common shares - basic
     and diluted                                 3,922          4,418          4,371         4,371
                                          =============  ============================ =============

Net (loss) per share - basic and diluted   $     (0.55)   $     (0.63)  $      (1.08)  $     (3.43)
Weighted average common shares -basic
     and diluted                                 3,922          4,418          4,371         4,371
                                          =============  ============= ============== =============

Net (loss) per share - basic and
     diluted available to common
     shareholders                          $     (0.59)   $     (0.67)  $      (1.12)  $     (3.47)
Weighted average common shares - basic
     and diluted                                 3,922          4,418          4,371         4,371
                                          =============  ============= ============== =============


     Quarterly earnings per share figures do not arithmetically add to the full year of 2001 earnings per share due to interim changes in weighted average shares outstanding during 2001 and due to rounding. The numbers above reflect the effect of a one for five reverse stock split effected in connection with the MCS/Simione merger on March 7, 2000.


NOTE 14 - RELATED PARTY TRANSACTIONS

     The Company subleased certain space to Healthfield, Inc. which is a MestaMed(R) customer and has a significant shareholder who was a former member of the board of directors of the Company. The original lease and related sublease expired on December 31, 2002 and required annual sublease payments equal to the original lease payments of approximately $730,000.

     Winston R. Hindle, Jr., a director of the Company, is a director of Mestek, Inc. Mestek has certain investments in the Company in the form of notes, convertible notes, warrants, stock options and preferred stock as described in
Note 8 and Note 12 to the Financial Statements included in this Report.

     The Company has a note receivable from Simione Consultants, LLC of $409,000 at December 31, 2002. On September 28, 2001, the Company discontinued its Consulting business segment by closing the sale of certain of the assets of its wholly-owned subsidiary, Simione Consulting, Inc. ("Consulting") to Simione Consultants, LLC, which is owned and controlled by William J. Simione, Jr., a director and former officer of CareCentric. The total sales price was approximately $2.0 million plus the assumption of certain liabilities. The sale was made pursuant to an asset purchase agreement. William Simione, Jr. has resigned as an officer of CareCentric, however, William Simione, Jr. remains a director of CareCentric. The assets sold under the agreement included the Consulting accounts receivable, computer equipment, and miscellaneous prepaid expenses. Consideration received consisted of approximately $1.0 million in cash and $1.0 million in notes, $770,000 with a 36-month term and $230,000 with a 5-month term. The cash proceeds were used to pay down CareCentric's line of credit.

     On December 13, 2002, the Company entered into a racing sponsorship agreement for a one-year sponsorship of a racing team at a total cost of approximately $125,000. The son of John Festa, the Company's President and Chief Executive Officer, is one of several members of the racing team being sponsored. The Company believes that the terms of the agreement are arms-length and that third parties are paying comparable amounts of at least $120,000 for similar arrangements. The Company will use the sponsorship in its advertising program, tradeshows and launch of the AC-CURA(TM) product. Mr. Festa will receive no financial benefit from the sponsorship.

     As of December 31, 2002, the Company had a promissory note outstanding to Barrett C. O'Donnell, a director of the Company, as described in Note 8 to the Financial Statements included in this report. Barrett C. O'Donnell also owns 25,000 warrants for the purchase of common shares of the Company at an exercise price of $5.00 per share.

     John E. Reed is a director and a significant, but not controlling, shareholder of the Wainwright Bank and Trust Company which has provided the Company with a $6.0 million line of credit, as more fully explained in Note 8 to the Financial Statements included in this report.

     John E. Reed, Chairman of the Company and Chairman and Chief Executive Officer of Mestek, Inc., has at December 31, 2002 provided the Company $3.7 million, including accrued interest, (unrelated to the Wainwright Bank and Trust $6.0 million line of credit described above) of financing in the form of convertible notes payable as more fully described in Note 8 to the Financial Statements and also owns $1.0 million of the Company's Series D Preferred Stock as more fully described in Note 12 to the Financial Statements included in this report. An independent committee of the Company's Board of Directors, consisting of Barrett C. O'Donnell and David O. Ellis, negotiated the terms of Mr. Reed's debt and equity investments in the Company. The issuance of 398,406 shares of Series D Preferred Stock to Mr. Reed for his $1.0 million equity investment was based on a per share price of $2.51, which was the 5-day average closing price of CareCentric common stock as of the date of the final negotiation of the terms of Mr. Reed's purchase. On July 1, 2002, the Company recapitalized certain loans and preferred stock in accordance with a shareholder approved plan under which the conversion price for Mr. Reeds notes payable and Series D Preferred Stock was changed to $1.00. See Note 8 to the Financial Statements.

     Mestek, Inc. has, at December 31, 2002, provided the Company $4.1 million of financing in the form of convertible notes payable as more fully described in
Note 8 to the Financial Statements and also is the Guarantor of the $6.0 million Wainwright Bank and Trust line of credit. Additionally, Mestek, Inc. owns $6.0 million of the Company's Series B Preferred Stock. Warrants were granted in June 2000 by the Company to Mestek, Inc. in connection with its waiver of certain voting rights previously granted to it in connection with its purchase of the Series B Preferred Stock of the Company. On July 1, 2002, the Company recapitalized certain loans and preferred stock in accordance with a shareholder approved plan under which the conversion price for Mestek's Series B Preferred Stock and notes payable was changed to $1.00. The terms of the warrants (as described in more detail in Note 12 to the Financial Statements) were based on negotiations by independent committees of the Boards of Directors of the Company and Mestek.


NOTE 15 -  LICENSE AGREEMENTS

     The Company licenses certain software products from third parties for incorporation in, or other use with, its products and is obligated to pay license fees in connection with such products. The Company sublicenses such products to its customers and collects fees in connection with such sublicensees.


NOTE 16 -  EXECUTIVE COMPENSATION

The Company has entered into an employment agreement with its President and Chief Executive Officer, Mr. John Festa on October 22, 2001. The agreement provided for: i) the grant of 210,000 shares of Series E preferred stock, one half of which vest evenly over the course of three years from his hire date dependent upon his continued employment as President and CEO and one half of which are forfeitable pro rata over a three year period if certain financial milestones are not met, ii) payment of an annual bonus of up to 50% of his annual salary based on completion of annual performance objectives; and iii) the possibility of receiving a special bonus which varies in dollar amount in the event there is a sale of the Company while Mr. Festa is President and CEO and for nine months thereafter.

     The Company, with Mr. Festa's consent, agreed to terminate his right to a $100,000 cash bonus for the year ending December 31, 2002 and to deploy funds to a marketing, sales and promotional motorsports racing-based initiative of the Company.


NOTE 17 - LIQUIDITY

     As disclosed in the financial statements, the Company's operations used significant amounts of cash in 2002. The Company has a working capital deficit of $12.1 million at December 31, 2002.

     The merger of MCS with Simione added additional products and resources and, importantly, added to the Company's critical mass of installed sites but the Company's longer-term success will depend upon increased sales of new software systems and successful installation performance. Additionally, the Company's continuing efforts to develop new products using the latest software and hardware platforms will be most important to its long-term success.

     As of February 28, 2003, the Company had unused credit capacity of approximately $1.8 million from the Wainwright Bank Loan Facility. The Company believes that the combination of unused credit capacity from the Wainwright Bank facility and the funds available from cash to be generated from future operations will be sufficient to meet the Company's operating requirements through at least December 31, 2003, assuming no material adverse change in the operation of the Company's business.


 NOTE 18 - SUBSEQUENT EVENTS

     In January 2003, the Company reached agreement with Columbia HCA regarding certain litigation between the companies involving services contract obligations related to health agency activities which the Company had been involved in prior to 1999 when it was called Simione Central Holdings, Inc. The settlement was completed in February 2003 with no future obligation due from the Company and a payment of $290,000 made to the Company.

     On January 29, 2003, CareCentric received an offer to merge with Borden Associates, Inc. In the proposed transaction, Borden would merge into CareCentric and purchase the shares of shareholders holding less than 4,000 shares for $0.55 per share. Each share of CareCentric common stock owned of record by a holder of 4,000 shares or more of CareCentric common stock will continue to represent one share of common stock after the merger. The outstanding shares of Borden Associates capital stock will, in the aggregate, be converted into the right to receive that number of shares of CareCentric common stock equal to the quotient of the total cash consideration paid to the holders of fewer than 4,000 shares of CareCentric common stock divided by the $0.55 per share price. CareCentric would remain the surviving entity. The Company filed a Form 8-K on February 4, 2003 summarizing the terms of the offer. This transaction, if consummated, may result in the Company becoming private so that it would no longer be a reporting company under SEC regulations or be publicly traded on the OTC Bulletin Board. The Board of Directors is evaluating the proposal and has formed a special committee of independent directors, consisting of Winston R. Hindle, Jr. and William J. Simione, Jr., to evaluate, respond or negotiate the proposal with the principals of Borden Associates. Borden Associates is an investment company formed for the purpose of this transaction and owned by John Reed, Stewart Reed and James Burk. John Reed and Stewart Reed are material shareholders of CareCentric and members of its Board of Directors. As of March 10, 2003, the special committee of the Board has selected legal counsel and an investment banking firm to assist in the special committee's review of the offer by Borden Associates.

                                CARECENTRIC, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                           ADDITIONS
                                           BALANCE AT      CHARGES TO                         BALANCE AT
                                          BEGINNING OF      COST AND                             END OF
                                             PERIOD          EXPENSE      DEDUCTIONS(1)          PERIOD

Year ended December 31, 2002
Allowance for Doubtful Accounts           $   1,042,000         350,000            85,000     $  1,307,000
                                         ===============  ==============  ================   ==============

Year ended December 31, 2001
Allowance for Doubtful Accounts           $     551,000    $    500,000    $        9,000     $  1,042,000
                                         ===============  ==============  ================   ==============

Year ended December 31, 2000
Allowance for Doubtful Accounts           $     166,000    $    538,000    $      153,000     $    551,000
                                         ===============  ==============  ================   ==============


(1) Net Write-offs of uncollectible accounts

1594201