Form 10-Q
period 2003-03-31
CARECENTRIC INC
filed 2003-05-09
CIK 896157

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

                  FOR THE PERIOD ENDED MARCH 31, 2003

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________ to _________


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

     Indicate by check mark whether the registrant is an accelerated filer (as determined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                   Outstanding at
          Class                                    4/30/03
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

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

     Consolidated Balance Sheets - March 31, 2003 (unaudited) and December 31, 2002 (audited).

     Consolidated Statements of Operations - Three Months March 31, 2003 and 2002 (unaudited).

     Consolidated Statements of Shareholders' Equity - Three months ended March 31, 2003 (unaudited).

     Consolidated Statements of Cash Flows -Three months ended March 31, 2003 and 2002 (unaudited).

     Notes to Consolidated Financial Statements - March 31, 2003 (unaudited).

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

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared by CareCentric, Inc. ("CareCentric" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and cash flows for the periods presented have been included.


                                                        CARECENTRIC, INC.
                                                   CONSOLIDATED BALANCE SHEETS
                                                                          MARCH 31,         DECEMBER 31,
                                                                            2003               2002
                                                                      ----------------- --------------------
                                                                        (unaudited)          (audited)

                              ASSETS
 Current assets:
     Cash and cash equivalents                                         $     1,183,000   $          826,000
     Accounts receivable, net of allowance for doubtful
       accounts of $1,087,000 and $1,307,000 respectively                    4,318,000            4,632,000
     Prepaid expenses and other current assets                                 813,000              696,000
     Notes receivable                                                          180,000              215,000
                                                                      ----------------- --------------------
       Total current assets                                                  6,494,000            6,369,000

Purchased software, furniture and equipment, net                               931,000            1,036,000
Intangible assets, net                                                       4,026,000            4,308,000
Long term notes receivable                                                     313,000              194,000
                                                                      ----------------- --------------------
       Total assets                                                    $    11,764,000   $       11,907,000
                                                                      ================= ====================

                LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Line of credit                                                    $     4,125,000   $        4,525,000
     Accounts payable                                                        1,489,000            1,584,000
     Accrued compensation expense                                              480,000              556,000
     Accrued liabilities                                                     6,125,000            6,113,000
     Customer deposits                                                       1,380,000            1,495,000
     Unearned revenues                                                       4,560,000            4,223,000
                                                                      ----------------- --------------------
       Total current liabilities                                            18,159,000           18,496,000

Accrued liabilities, less current portion                                            -              150,000

Note payable long-term                                                       8,647,000            8,520,000

Commitments and contingencies

Shareholders' deficit
     Preferred Stock: 10,000,000 shares authorized
     Series B Preferred, $.001 par value;
       5,600,000  issued and outstanding; liquidation value $1.37                6,000                6,000
     Series D Preferred, $.001 par value;
       398,000  issued and outstanding; liquidation value $3.14                      -                    -
     Series E Preferred, $.001 par value;
       210,000 issued and outstanding; liquidation value $1.04                       -                    -
     Common  stock,  $.001 par value;  20,000,000  shares  authorized;
       4,371,350 shares issued and outstanding at March 31, 2003 and
       December 31, 2002                                                         4,000                4,000
     Unearned compensation                                                    (117,000)            (134,000)
     Additional paid-in capital                                             20,430,000           20,430,000
     Stock warrants                                                          1,000,000            1,000,000
     Accumulated deficit                                                   (36,365,000)         (36,565,000)
                                                                      ----------------- --------------------
       Total shareholders' deficit                                         (15,042,000)         (15,259,000)
                                                                      ----------------- --------------------

       Total liabilities and shareholders' deficit                     $    11,764,000   $       11,907,000
                                                                      ================= ====================

                               See notes to consolidated financial statements


                                              CARECENTRIC, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                               THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------
                                                 2003                2002
                                            ----------------   -----------------
                                              (unaudited)        (unaudited)

Net revenues                                 $    5,478,000     $     5,253,000

Costs and expenses:
  Cost of revenues                                1,823,000           1,676,000
  Selling, general and administrative             2,217,000           2,699,000
  Research and development                          835,000             947,000
  Amortization and depreciation                     394,000             425,000
                                            ----------------   -----------------
  Total costs and expenses                        5,269,000           5,747,000
                                            ----------------   -----------------

Income (loss) from operations                       209,000           (494,000)

Other income (expense):
  Interest expense                                 (174,000)           (168,000)
  Interest and other income                         343,000              (2,000)
                                            ----------------   -----------------
Income (loss) before taxes                          378,000            (664,000)
                                            ----------------   -----------------

  Income tax benefit (expense)                      (23,000)                  -

Net Income (loss)                                   355,000            (664,000)
                                            ----------------   -----------------

  Cumulative Preferred Dividends                   (155,000)           (180,000)
                                            ----------------   -----------------
Net Income (loss) available to common
  shareholders                               $      200,000     $      (844,000)
                                            ================   =================

Net Income (loss) per share - basic and
  diluted                                    $         0.08     $         (0.15)
                                            ================   =================

Net Income (loss) per share - basic and
  diluted available to common shareholders   $         0.05     $         (0.19)
                                            ================   =================

Weighted average common shares -
  basic and diluted                               4,371,000           4,371,000
                                            ================   =================


                                                             CARECENTRIC, INC.
                                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                 FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                                                (unaudited)

                           COMMON               PREFERRED                     ADDITIONAL                                TOTAL
                          --------              ---------         UNEARNED     PAID-IN                ACCUMULATED    SHAREHOLDERS'
                       SHARES     STOCK     SHARES    STOCK     COMPENSATION   CAPITAL     WARRANTS     DEFICIT         DEFICIT
                     ----------  -------  ---------- --------  ------------- ------------ ---------- ------------- ---------------
Balance at
 December 31, 2002    4,371,000  $ 4,000   6,208,000  $ 6,000    $ (134,000) $ 20,430,000 $1,000,000 $(36,565,000)  $ (15,259,000)
                     ----------  -------  ---------- --------  ------------- ------------ ---------- ------------- ---------------

Amortization of
  unearned
  compensation                                                       17,000                                                17,000

Net profit                                                                                                200,000         200,000
                     ----------  -------  ---------- --------  ------------- ------------ ---------- ------------- ---------------

Balance at
  March 31, 2003      4,371,000  $ 4,000   6,208,000 $  6,000    $ (117,000) $ 20,430,000 $1,000,000 $(36,365,000)  $ (15,042,000)
                     ==========  =======  ========== ========  ============= ============ ========== ============= ===============

                                                         See notes to Consolidated Financial Statements

                                CARECENTRIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                             Three Months ended March 31,
                                            ------------------------------
                                                2003            2002
                                            -------------  ---------------
                                             (unaudited)     (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                          $   200,000    $    (844,000)

ADJUSTMENTS  TO RECONCILE NET INCOME (LOSS)
TO NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES:
   Provision for doubtful accounts                     -          157,000
   Amortization and depreciation                 394,000          425,000
   Stock based compensation charge to
     earnings                                     17,000           23,000

CHANGES IN ASSETS AND LIABILITIES:
   Accounts receivable                           314,000       (1,406,000)
   Prepaid expenses and other current
     assets                                     (117,000)          19,000
   Notes receivable                             (120,000)          37,000
   Accounts payable                              (95,000)         447,000
   Accrued compensation                          (76,000)         (50,000)
   Accrued liabilities                          (138,000)        (167,000)
   Customer deposits                            (115,000)          26,000
     Unearned revenues                           337,000          126,000
                                            -------------  ---------------
     Net cash provided by / (used in)
       operating activities                      601,000       (1,207,000)
                                            -------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software, furniture and
  equipment                                       (6,000)         (19,000)
                                            -------------  ---------------
   Net cash provided by / (used in)
     investing activities                         (6,000)         (19,000)
                                            -------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                   127,000        1,000,000
   Increase (decrease) in line of credit        (400,000)         395,000
   Payments on capital lease obligation                -           (9,000)
   Proceeds from Consulting note receivable       35,000           96,000
                                            -------------  ---------------
      Net cash provided by / (used in)
        financing activities                    (238,000)       1,482,000

        Net change in cash and cash
          equivalents                            357,000          256,000

Cash and cash equivalents, beginning of
  period                                         826,000          201,000
                                            -------------  ---------------

Cash and cash equivalents, end of period     $ 1,183,000    $     457,000
                                            =============  ===============

Cash paid during period for interest         $    63,000    $      81,000

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

     These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or classification of liabilities that might be necessary should the Company be unable to continue to operate in the normal course of business. See Note 11 to the accompanying Consolidated Financial Statements.

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

     Revenues are derived from the licensing and sub-licensing of software, the sale of computer hardware, accessories and supplies, implementation and training products and services, forms and case plans, and software maintenance and support services. For the three months ended March 31, 2003, the Company recorded total revenues of $5.5 million. The Company's core product lines of STAT2 and MestaMed(R) accounted for 30.0% and 53.7%, respectively, of the $5.5 million in revenues.

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

SOFTWARE DEVELOPMENT EXPENSES

     Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. For the three months ended March 31, 2003 and the year ended December 31, 2002, the Company had no capitalized computer software and development costs. Software and development expenses are accounted for as research and development costs.

CASH EQUIVALENTS

     All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

INTANGIBLE ASSETS AND LONG-LIVED ASSETS

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. The application of SFAS No. 121 resulted in an impairment loss of $11.8 million recorded in the fourth quarter of 2001. See Note 4. Prior to the impairment adjustment, the intangible assets arising from the CareCentric/MCS merger on March 7, 2000 were amortized using the straight-line method over the estimated useful lives of the related assets as more fully disclosed in Notes 3 and 4. The measurement of the recorded impairment was based upon comparing the projected undiscounted future cash flow from the use of the assets against the unamortized carrying value of the assets in the financial statements.

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

NET INCOME (LOSS) EARNINGS PER SHARE

     The Company calculates earnings per share under SFAS No. 128, "Earnings Per Share." Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share for the three months ended March 31, 2003 and March 31, 2002 include the effects of options, warrants and conversion rights as if they would be dilutive.

STOCK BASED COMPENSATION

     At March 31, 2003, the company has two stock-based employee compensation plans, which are described in Note 7. The Company accounts for those plans under the recognition and measurement principles of Accounting Principle Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                         THREE-MONTH PERIODS ENDED MARCH 31
                                                               2003               2002
                                                         --------------      --------------
Net income (loss), as reported                            $    200,000        $   (844,000)
Deduct:    Total stock-based employee
   compensation expense determined under
   fair value based method for all
   awards, net of related tax effects                     $    (28,000)       $    (79,000)
                                                         --------------      --------------
Pro forma net income                                      $    172,000        $   (923,000)
                                                         ==============      ==============
Earnings per share:
    Basic--as reported                                    $       0.05        $      (0.19)
                                                         ==============      ==============
    Basic--pro forma                                      $       0.04        $      (0.21)
                                                         ==============      ==============
    Diluted--as reported                                  $       0.05        $      (0.19)
                                                         ==============      ==============
    Diluted--pro forma                                    $       0.04        $      (0.21)
                                                         ==============      ==============

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair value.

     Notes receivable and payable: The carrying amounts of the Company's notes receivable and payable approximate their fair value assuming interest rates consistent with what the Company could obtain in the open market.

SEGMENTS

     The Company has one operating segment in continuing operations, which is the Software Systems segment.


NOTE 2 - NOTES RECEIVABLE

     The Company has certain Notes Receivable of varying maturities, which have resulted from the sale of the assets of the Consulting segment in September 2001, and financing to a customer for purchase of a new software system. The Consulting segment Note Receivable is due from William Simione Jr., currently a director of the Company, the President and Chief Executive Officer of the acquirer of the Consulting business, Simione Consulting, LLC, and past Chief Executive Officer of the Consulting segment when it was part of the Company. The Customer note occurred in the normal course of business.

     The amounts and term of each note are summarized in the table below:

                                              NOTES RECEIVABLE
                               -----------------------------------------------
                                CONSULTING    CUSTOMER NOTE        TOTAL
                               ------------- ----------------  ---------------

     Balance as of 12-31-02      $  409,000       $        -       $  409,000
                               ============= ================  ===============

     Balance as of 3-31-03       $  373,000       $  120,000       $  493,000
                               ============= ================  ===============

     Interest Rate                    8.50%            5.65%

NOTE 3 - PURCHASED SOFTWARE, FURNITURE AND EQUIPMENT

     Purchased software, furniture and equipment consisted of the following:

                                                                                   DEPRECIATION
                                             MARCH 31,           DECEMBER 31,       ESTIMATED
                                               2003                 2002           USEFUL LIVES
                                        --------------------  ------------------  ----------------

Furniture and Fixtures                          $ 1,451,000        $  1,447,000      10 years
Computer equipment and purchased
  software                                        6,291,000           6,288,000       5 years
                                        --------------------  ------------------
                                                  7,742,000           7,735,000

Accumulated depreciation                         (6,811,000)         (6,699,000)
                                        --------------------  ------------------
                                                $   931,000        $  1,036,000
                                        ====================  ==================


NOTE 4 - INTANGIBLE ASSETS

     As a result of the merger with MCS on March 7, 2000, the Company capitalized $26.5 million of intangible assets. Those assets were amortized according to various lives ranging from four to nine years. In accordance with SFAS No. 121, the Company was required to periodically review the value of its intangible assets. During the fourth quarter of 2001, the Company's analysis and review, utilizing the methodology of SFAS No. 121, resulted in an $11.8 million impairment loss of the intangible assets of the Company. The major reasons for the impairment were new technologies being integrated in the Company's current and future products causing its existing product platforms to have reduced future revenue generation capability, and an expectation that immediate opportunities for new software sales are lower than were forecasted at the time of the merger with MCS.

     The following table summarizes the Company's changes in account balances for its intangible assets since the MCS merger on March 7, 2000.

                                                                                                  3/31/2003
                         ORIGINAL            ASSETS          IMPAIRMENT        ACCUMULATED        NET BOOK     AMORTIZATION
                           COST             DISPOSED         WRITE-DOWN       AMORTIZATION          VALUE         PERIOD
                      ---------------    ---------------  -----------------  ----------------   -------------- -------------

Developed technology   $  10,650,000      $          -     $   (4,220,000)       (3,687,000)     $  2,743,000     4 years

Customer base              1,700,000          (510,000)                 -          (407,000)     $    783,000     9 years

Goodwill                  14,151,000        (2,906,000)        (7,580,000)       (3,165,000)     $    500,000

                      ---------------    ---------------  -----------------  ----------------   --------------
                       $  26,501,000      $ (3,416,000)    $  (11,800,000)    $  (7,259,000)     $  4,026,000
                      ===============    ===============  =================  ================   ==============


NOTE 5 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

     On July 1, 2002, the Company completed a recapitalization plan initiated on April 8, 2002. The recapitalization plan was approved by the common shareholders of the Company at the June 6, 2002 annual stockholders' meeting. In accordance with the terms of the recapitalization plan and the convertible note agreements with B. C. O'Donnell, Mestek, Inc. and J. E. Reed, interest earned on the notes is accumulated since July 1, 2002 and included in the balances presented in the following chart at March 31, 2003 and December 31, 2002.

                   NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

                                                   MARCH 31, 2003            DECEMBER 31, 2002
                                              -----------------------   --------------------------
 SHORT TERM:
 Line of Credit                                $           4,125,000     $              4,525,000
                                              =======================   ==========================

 LONG TERM:
 Convertible   Payable - B. C. O'Donnell       $             628,000     $                619,000
 Convertible Note - Mestek                                 4,188,000                    4,126,000
 Convertible Note - J.E. Reed                              3,722,000                    3,668,000
 Note Payable - J.E. Reed Accrued Interest                   109,000                      107,000

                                              -----------------------   --------------------------
                                               $           8,647,000     $              8,520,000
                                              =======================   ==========================

     LINE OF CREDIT:

     On July 12, 2000, the Company entered into a $6.0 million Loan and Security Agreement facility with Wainwright Bank and Trust Company (the Wainwright Facility), a commercial bank, under which the Company granted a first priority position on substantially all of its assets as security. The Wainwright Facility was used to pay off the line of credit with Silicon Valley Bank, certain short-term loans from Mestek, Inc. (a related party, See Note 8), and a loan from David O. Ellis. Borrowings under the Wainwright Facility accrue interest at the bank's prime rate per annum and require monthly payments of interest. The Wainwright facility currently matures on October 1, 2004. The Company's obligations under the Wainwright Facility are guaranteed by Mestek in consideration of which the Company issued a warrant to Mestek to purchase 104,712 shares of the Company's common stock. As a result of the July 1, 2002 recapitalization, the warrant was cancelled.

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

     NOTE PAYABLE - J. E. REED ACCRUED INTEREST:

     Under the terms of the July 1, 2002 recapitalization, $103,818 of accrued interest earned on all advances under the J.E. Reed Facility during the period from January 1, 2002 and June 30, 2002 was capitalized into a separate note payable that accrues and accumulates interest at a per annum rate equal to six and one-quarter percent (6.25%) through September 30, 2004, with interest compounded quarterly. After September 30, 2004, the accumulated interest will be capitalized into the related note and the principal and capitalized interest will accumulate interest at the per annum rate equal to six and one-quarter percent (6.25%) with interest compounded and payable quarterly. Together with any unpaid principal and accrued interest, the separate J. E. Reed accrued interest note will mature and become payable on June 30, 2007. The J. E. Reed accrued interest note is subordinated to the Wainwright Bank $6.0 million line of credit.


     CAPITAL LEASE OBLIGATIONS:

     The Company has no capital lease obligations at March 31, 2003.

     The fair value of the Company's long-term debt is estimated based on the current interest rates offered to the Company for debt offered under the liquidity conditions and credit profile of the Company. Management believes the carrying value of debt and the contractual values of the outstanding letters of credit approximate their fair values as of March 31, 2003.

     Cash paid interest was $63,000 and $81,000 during the three months ended March 31, 2003 and 2002 respectively.

     Maturities of long-term debt in each of the next five years are as follows in thousands:

                2004            $       -
                2005                    -
                2006                    -
                2007                8,647
                2008                    -
                                ----------
               Total            $   8,647
                                ==========

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

     Simione Central Holding, Inc., a subsidiary of CareCentric now known as SC Holding, Inc. ("SC Holding"), was one of several defendants named in a "whistleblower" lawsuit related to alleged Medicare fraud filed under the False Claims Act in the Northern District of Georgia (U.S. ex re. McLendon v. Columbia/HCA Healthcare Corp., et al., No. 97-VC-0890 (N.D. Ga.)). The lawsuit involves alleged claims that SC Holding allegedly participated in a conspiracy with Columbia/HCA and other third parties to bill inflated and fraudulent claims to Medicare. On July 21, 1999, the Justice Department issued notice that it had elected not to join in the claims asserted against SC Holding by Donald
McLendon, who is a former employee of an unrelated service provider to Columbia/HCA. Although the Justice Department joined the suit with regard to other defendants, it specifically declined to intervene with regard to SC Holding. In late 2000, CareCentric was advised by Mr. McLendon's attorney that notwithstanding the declination by the Justice Department, Mr. McLendon intends to pursue "whistleblower" claims against SC Holding directly. Through April 30, 2003, no such action has been taken and nothing further has been heard from McLendon's attorney in over one year. Management believes that this claim has been abandoned. In the event a claim is asserted, however, CareCentric and SC Holding intend to vigorously defend against it.

NOTE 7 - SHAREHOLDERS' EQUITY

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

     The Company's shareholders' equity (all on a split-adjusted basis) is comprised of the following:

     COMMON SHARES - 20,000,000 SHARES AUTHORIZED

     Common Shares - 20,000,000 shares authorized, $.001 par value, 4,371,350 shares issued and outstanding as of March 31, 2003 and December 31, 2002. 1,489,853 of such shares were issued on March 7, 2000 to the former MCS common shareholders. 606,904 of such shares were issued on March 7, 2000 to the former preferred shareholders and noteholders of CareCentric Solutions, Inc., which shares were converted from Series A Preferred Stock into CareCentric (formerly known as Simione Central Holdings, Inc.) common shares in connection with the merger.


     PREFERRED STOCK-10,000,000 SHARES AUTHORIZED

     Series B Preferred Stock -$.001 par value, 5,600,000 shares issued. The shares of Series B Preferred Stock are held by Mestek, Inc. (Mestek) and were issued in consideration of $6,000,000 paid to CareCentric on March 7, 2000, in the form of cash and debt forgiveness. The Series B Preferred shares, as originally issued, carried 2,240,000 common share votes (on a split-adjusted basis) and were entitled to a 9% annual cumulative dividend, among other rights. In connection with the Company's application for listing on the Nasdaq SmallCap Market, the Company reached an agreement with Mestek on June 12, 2000, under which Mestek agreed to allow the aforementioned number of common share votes to be reduced to 1,120,000 in consideration for the issuance by the Company to Mestek of a warrant to acquire up to 490,396 shares of CareCentric common stock, as more fully described below. On March 29, 2002, in connection with the refinancing commitments made to the Company by Mestek and John E. Reed (as further described in Note 12), Mestek transferred the voting rights associated with the Series B Preferred Stock to Mr. Reed. As a result of the July 1, 2002 recapitalization plan, the terms of the Series B Preferred Stock were amended to provide that each share is convertible into 1.072 shares of common stock.

     Series C Preferred Stock - $.001 par value, 850,000 shares issued. As a result of the July 1, 2002 recapitalization plan, the Series C Preferred Stock was cancelled, and the $850,000 of cash value originally contributed by Mestek was consolidated into a Mestek convertible note as more fully described in Note

5 above. Accumulated and unpaid dividends of $208,000 through June 30, 2002 on the Series C Preferred Stock were cancelled and recorded as a reduction in preferred dividend expense and an increase in net income at June 30, 2002.

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

     As of March 31, 2003, the Company had a cumulative preferred dividends liability of $1,915,000 comprised of $1,655,500 for Series B Preferred shares, $252,000 for Series D Preferred shares and $7,500 for Series E Preferred shares. Cumulative preferred dividends payable are included in the accrued liabilities account presented on the consolidated balance sheets in the accompanying financial statements.

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

     At March 31, 2003, the Company had outstanding warrants to purchase shares of the Company's common stock as follows

                                                  BEFORE JULY 1, 2002                        AFTER JULY 1, 2002
DESCRIPTION OF WARRANTS                  EXERCISE PRICE     EXPIRATION DATE         EXERCISE PRICE   EXPIRATION DATE
-----------------------                  --------------     ---------------         --------------   ---------------

 25,000 - Barrett C. O'Donnell               $ 5.00        February 24 ,2005            $ 5.00       February 24 ,2005
400,000 - Mestek, Inc.                       $10.88           March 7 2003              $ 1.00          June 15, 2004
490,396 - Mestek, Inc.                       $ 3.21          June 30, 2003              $ 1.00          June 15, 2004
104,712 - Mestek, Inc.                       $ 2.51          July 12, 2003             Cancelled          Cancelled

     Stock Options - Options totaling 1,000 shares were outstanding and vested under the now discontinued 1997 SCHI NQ (Directors) Plan at an exercise price of $60.00. Non-plan options totaling 97,933 shares, of which 88,024 are exercisable, are outstanding at exercise prices ranging from $2.51 to $45.00. The Simione Central Holding Inc. 1997 Omnibus Equity-Based Plan (the "Plan") is the only continuing stock option plan of the Company. The Plan offers both incentive stock options and non-qualified stock options. The Company is authorized to grant options of up to 900,000 shares of common stock. As of March 31, 2003, options totaling 508,914 shares were outstanding, of which 299,413 shares are exercisable, at exercise prices ranging from $1.00 to $73.55.

     In connection with the Simione/MCS merger on March 7, 2000, Mestek was granted a series of options to purchase a total of approximately 378,295 shares of the Company's common stock (on a split-adjusted basis). These options were cancelled as a result of the July 1, 2002 capital restructuring.

NOTE 8 - RELATED PARTY TRANSACTIONS

     The Company had subleased certain space to Healthfield, Inc. which is a MestaMed(R) customer and has a significant shareholder who was a former member of the board of directors of the Company. The original lease and related sublease expired on December 31, 2002 and required annual sublease payments equal to the original lease payments of approximately $730,000.

     Stewart B. Reed and Winston R. Hindle, Jr. are directors of the Company and directors of Mestek. Mestek has certain investments in the Company in the form of notes, convertible notes, warrants, stock options and preferred stock as described in Notes 5, 7 and 12 to these Financial Statements.

     The Company has a note receivable from Simione Consultants, LLC of $373,000 at March 31, 2003. On September 28, 2001, the Company discontinued its Consulting business segment by closing the sale of certain of the assets of its wholly-owned subsidiary, Simione Consulting, Inc. ("Consulting") to Simione Consultants, LLC, which is owned and controlled by William J. Simione, Jr., a director and former officer of CareCentric. The total sales price was approximately $2.0 million plus the assumption of certain liabilities. The sale was made pursuant to an asset purchase agreement. William Simione, Jr. has resigned as an officer of, but remains a director of, CareCentric. The assets sold under the agreement included the Consulting accounts receivable, computer equipment, and miscellaneous prepaid expenses. Consideration received consisted of approximately $1.0 million in cash and $1.0 million in notes, $770,000 with a 36-month term and $230,000 with a 5-month term. The cash proceeds were used to pay down CareCentric's line of credit.

     As of March 31, 2003, the Company had a promissory note outstanding to Barrett C. O'Donnell, a director of the Company, as described in Note 5 to these Financial Statements. Mr. O'Donnell also owns a warrant for the purchase of 25,000 shares of common stock of the Company at an exercise price of $5.00 per share.

     John E. Reed is a director and a significant, but not controlling, shareholder of the Wainwright Bank and Trust Company which has provided the Company with a $6.0 million line of credit, as more fully explained in Note 5 to the Financial Statements.

     John E. Reed, Chairman of the Company and Chairman and Chief Executive Officer of Mestek, has provided the Company with a $3.6 million convertible note and a $0.1 million accrued interest note as more fully described in Note 5 to the Financial Statements. Mr. Reed also purchased $1.0 million of the Company's Series D Preferred Stock on June 12, 2000, as more fully described in Note 7 to these Financial Statements. Mestek has provided the Company with a $4.0 million convertible note. The John E. Reed and Mestek notes were originally part of a $6.0 million line of credit (unrelated to the Wainwright Bank and Trust $6.0 million line of credit described above) which was cancelled as a result of the July 1, 2002 recapitalization. An independent committee of the Company's Board of Directors, consisting of Barrett C. O'Donnell and David O. Ellis, negotiated the terms of Mr. Reed's debt and equity investments in the Company. The issuance of 398,406 shares of Series D Preferred Stock to Mr. Reed for his $1.0 million equity investment was based on a per share price of $2.51, which was the 5-day average closing price of CareCentric common stock as of the date of the final negotiation of the terms of Mr. Reed's purchase.

NOTE 9 - LICENSE AGREEMENTS

     The Company licenses certain software products from third parties for incorporation in, or other use with, its products and is obligated to pay license fees in connection with such products. The Company sublicenses such products to its customers and collects fees in connection with such sublicensees.

NOTE 10 - EXECUTIVE COMPENSATION

     The Company entered into an employment agreement with its President and Chief Executive Officer, John Festa. Under the agreement, Mr. Festa (i) has been granted 210,000 shares of Series E preferred stock, one half of which vest evenly over the course of three years from his hire date dependent upon his continued employment as President and CEO and one half of which are forfeitable pro rata over a three year period if certain financial milestones are not met,
(ii) is entitled to payment of an annual bonus of up to 50% of his annual salary based on completion of annual performance objectives, and (iii) is entitled to the possibility of receiving a special bonus which varies in dollar amount in the event there is a sale of the Company while Mr. Festa is President and CEO and for nine months thereafter. The Series E Preferred Stock was originally valued at approximately $210,000 and is being amortized as compensation expense over the three-year vesting period. The amount representing unearned compensation is recorded as an increase in the stockholders deficit account. For the three months ended March 31, 2003 and 2002, approximately $17,000 and $23,000, respectively, was recorded as current expense associated with earnings under this grant.

NOTE 11 - LIQUIDITY

     As disclosed in the Financial Statements, the Company generated $0.6 million of cash from operations during the three months ended March 31, 2003. This improved cash flow, which was a continuation of improved results reported in the second quarter of 2002, was largely used to pay back $0.4 million of liability on the Wainwright Bank Credit Line between January 1, 2003 and March 31, 2003. As a result of the July 1, 2002 recapitalization, and as more fully explained in Note 5 to these Financial Statements, the Reed Credit facility was cancelled and replaced by long-term interest deferred notes that mature on September 30, 2007. The Company has a working capital deficit of $11.7 million at March 31, 2003.

     During the month of April 2003, the Company paid back an additional $0.4 million of liability on the Wainwright Bank Credit Line. As of April 30, 2003, the Company had unused credit capacity of approximately $2.3 million from the $6.0 million Wainwright Bank facility. The Company believes the combination of the funds available from cash to be generated from future operations and the Wainwright Bank facility will be sufficient to meet the Company's operating requirements through at least March 31, 2004, assuming no material adverse change in the operation of the Company's business.

NOTE 12  -  SUBSEQUENT EVENTS

     On January 29, 2003, CareCentric received an offer to merge with Borden Associates, Inc., pursuant to a letter dated January 28, 2003. In the proposed transaction, Borden would merge into CareCentric and purchase the shares of shareholders holding less than 4,000 shares for $0.55 per share. Each share of CareCentric common stock owned of record by a holder of 4,000 shares or more of CareCentric common stock will continue to represent one share of common stock after the merger. The outstanding shares of Borden Associates capital stock will, in the aggregate, be converted into the right to receive that number of shares of CareCentric common stock equal to the quotient of the total cash consideration paid to the holders of fewer than 4,000 shares of CareCentric common stock divided by the $0.55 per share price. CareCentric would remain the surviving entity. The Company filed a Form 8-K on February 4, 2003 summarizing the terms of the offer. This transaction, if consummated, may result in the Company becoming private so that it would no longer be a reporting company under SEC regulations or be publicly traded on the OTC Bulletin Board. The Board of Directors is evaluating the proposal and has formed a special committee of independent directors, consisting of Winston R. Hindle, Jr. and William J. Simione, Jr., to evaluate, respond to or negotiate the proposal with the principals of Borden Associates. Borden Associates is an investment company formed for the purpose of this transaction and owned by John Reed, Stewart Reed and James Burk. John Reed and Stewart Reed are material shareholders of

CareCentric and members of its Board of Directors. As of the end of March 2003, the special committee of the Board had selected legal counsel and an investment banking firm to assist in the special committee's review of the offer by Borden Associates.

     On April 23, 2003, Borden Associates sent the Special Committee of the Board a revised proposal letter that increased the offer price to the holders of less than 4,000 shares of CareCentric common stock from $0.55 to $0.75 per share and provides that the original proposal set forth in the January 28 letter as so amended will expire on May 23, 2003. The Company filed a Form 8-K on May 1, 2003 summarizing the terms of the revised offer. The Special Committee of the Board is evaluating the revised proposal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by such sections. When used in this report, the words "believe," "anticipate," "estimate," "expect," "plans," "intend," "likely," "will" and similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical facts, included or incorporated by reference in this 10-Q which address activities, events, or developments which the Company expects or anticipates will or may occur in the future, including statements regarding the Company's competitive position, the successful development of its software products, the impact on the Company of actual or proposed regulatory changes, the Company's expectations regarding the adequacy of current financing arrangements, product demand and market growth, and other statements regarding future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, and expected future developments  as well as  other  factors  it  believes  are  appropriate  in the circumstances. The Company's future financial performance could differ significantly from that set forth herein, and from the expectations of management. Important factors that could cause the Company's financial performance to differ materially from past results and from those expressed in any forward looking statements include, without limitation, the inability to obtain additional capital resources, variability in quarterly operating results, customer concentration, product acceptance, long sales cycles, long and varying delivery cycles, the Company's dependence on business partners, emerging technological standards, changing regulatory standards, inability to retain or hire experienced and knowledgeable employees, risks associated with acquisitions, increased regulation of the health care industry, future consolidation of the health care industry, potential liability in connection with a Department of Labor investigation or IRS audit, the need to develop new and enhanced products, product delays and errors, competition, difficulty protecting intellectual property rights, and the risk factors detailed in the Company's Registration Statement on Form S-4 (File No. 333-96529) and in the Company's periodic reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

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

General

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the intangible assets, realization of deferred income taxes and the adequacy of allowances for returns and doubtful accounts. Actual amounts could differ significantly from these estimates.

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

     When the Company determines that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. As of March 31, 2003 no event or business situation had been identified which indicated the carrying value of the intangibles and long-lived assets and related goodwill and enterprise level of goodwill should be adjusted. As of December 31, 2001, a $11.8 million impairment adjustment was recorded resulting in net intangible assets amounting to $5.4 million as of December 31, 2001. See Note 4 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2003

     Net Revenues. Revenues were $5.5 million for the three months ended March 31, 2003 and $5.3 million for the three months ended March 31, 2002, or an increase of 4.3%. The $0.2 million increase was attributable to a decrease in software system sales and related income of $0.2 million to $2.2 million in 2003 from $2.4 million in 2002 and increase in maintenance revenues of $0.4 million to $3.3 in 2003 from $2.9 million in 2002.

     Cost of Revenues. Cost of revenues increased $0.1 million, to $1.8 million in 2003 from $1.7 million for the three months ended March 31, 2002. As a percentage of total net revenues, cost of revenues increased 1.4% to 33.3% in 2003 from 31.9% in 2002. The $0.1 million increase in cost of revenues and the 1.4% increase in percentage of total revenues resulted from higher sales and changes in product mix.

     Selling, General and Administrative. Selling, general and administrative expenses decreased $0.5 million, or 17.9%, to $2.2 million for the three months ended March 31, 2003 from $2.7 million for the three months ended March 31, 2002. As a percentage of total net revenues, selling, general and administrative expenses were 40.5% for the three months ended March 31, 2003 and 51.4% for the three months ended March 31, 2002. This decrease was attributable to synergies derived from cost savings initiatives completed during 2002. Cost savings were primarily realized through the centralization of administrative functions and elimination of non-essential facilities and excess capacity.

     Research and Development. Research and development expenses decreased approximately $0.1 million, or 11.8%, to $0.8 million for the three months ended March 31, 2003 from $0.9 million for the three months ended March 31, 2002. As a percentage of total net revenues, research and development expenses decreased to 11.8% for the three months ended March 31, 2003 from 18.0% for the three months ended March 31, 2002. The decrease in research and development expenditures was primarily due to the Company's realignment of research efforts between existing and future platform products. As development of new product platforms advance, the Company expects research and development expenses to rise above the 11.8% experienced for the three months ended March 31, 2003.

     Amortization and Depreciation. Amortization and depreciation was materially unchanged at $0.4 million for the three months ended March 31, 2003 and March 31, 2002.

     Operating income (Loss). The Company's net income from operations increased from a loss of $0.5 million for the three months ended March 31, 2002 to a net profit of $0.2 million for the three months ended March 31, 2003. This change to profitability from a loss from continuing operations is due to the combined effect of the increase in revenue and reductions in all components of expenses including selling, general and administrative, research and development and amortization expenses.

     Other Income (Expense). Interest expense related to borrowings under the Company's line of credit agreements, loans and capital lease obligations increased $6,000 to $174,000 for the three months ended March 31, 2003 compared to $168,000 for the three months ended March 31, 2002. Other income increased $345,000 to $343,000 from an expense of $2,000 in the first quarter of 2002. The increase is principally attributable to receipt of a $295,000 cash settlement of the Columbia Home Health lawsuit combined with interest income related to customer finance charges. The increase in net interest expense in 2003 was caused by an increase in interest bearing debt in 2002.

     Income Taxes. The Company has not incurred or paid any substantial Federal income taxes since March 2000. At December 31, 2002, CareCentric had net operating loss ("NOL") carryforwards for federal and state income tax purposes of $38.5 million. Such losses expire beginning in 2008, if not utilized. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL carryforwards may be limited as to their utilization in any year. The Company has concluded that it is more likely than not that these NOL carryforwards will not be realized based on a weighing of available evidence at March 31, 2003, and accordingly, a 100% deferred tax valuation allowance has been recorded against these assets.

BACKLOG

     The Company's backlog associated with its software operations was approximately $3.7 million at March 31, 2003 compared to $3.8 million at December 31, 2002. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees and professional services. The length of time required to complete an implementation depends on many factors outside the control of the Company, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete the implementation process. As a result, the Company may be unable to predict accurately the amount of revenue it will recognize in any period and therefore can make no assurances that the amounts in backlog will be recognized in the next three months.


LIQUIDITY AND CAPITAL RESOURCES

     In November 1999, CareCentric, prior to the merger with MCS and when its pre-merger name was Simione Central Holdings, Inc. (Simione), received $1.6 million of loans from Mestek, Inc. ($850,000) and two stockholders of Simione ($750,000), Barrett C. O'Donnell and David Ellis, to fund operating needs and continue the execution of product strategies in the fourth quarter of 1999. The $850,000 loan from Mestek was converted into 850,000 shares of newly issued Series C Preferred stock of Simione at the closing of the MCS merger having 170,000 common shares votes and which were entitled to an 11.0% annual cumulative dividend. The loan from Mr. O'Donnell along with $100,000 in deferred salary were exchanged for a $600,000 subordinated note, convertible into common stock at $2.51 per share, with interest at 9% per annum and a maturity date of August 8, 2005. In January 2002, this loan was amended to change the interest rate to prime plus two percent and to change the terms of payment of interest for 2002 to require that one-half of the accrued interest be timely paid each quarter and the balance to be paid on December 31, 2003 or to be converted into an additional convertible note. The loan from Dr. Ellis was paid in full on July 12, 2000 from the credit facility provided by Wainwright Bank and Trust Company. See Note 5 to the accompanying Consolidated Financial Statements.

     In February 2000, Simione received an additional $1.0 million of loan proceeds from Mestek. The loan proceeds were used to fund Simione's operating needs until completion of the merger with MCS, and carried the same terms and security as a $3.0 million loan received from Mestek in September 1999. On March 7, 2000, the merger with MCS was completed and Mestek's notes evidencing the $1.0 million and $3.0 million loans, together with an additional $2.0 million in cash from Mestek, were converted into Series B Preferred Stock and a warrant to purchase CareCentric common stock as more fully explained in Note 5 to the accompanying Consolidated Financial Statements. The consolidation of the accounts receivable of MCS into the then outstanding balance of Simione's accounts receivable provided an additional $1.5 million of borrowing capacity on the $5.0 million bank line of credit established by Simione in September 1999.

     Immediately after the Simione/MCS merger on March 7, 2000, the Company had cash and cash equivalents of $3.5 million and short and long term debt from all sources of $2.5 million, for a positive net cash/(debt) position of approximately $1.0 million. In order to supplement its capital resources, the Company, subsequent to the merger, undertook a search for additional capital resources. On June 22, 2000, the Company closed a financing with John E. Reed, a CareCentric director and the Chief Executive Officer of Mestek, of up to $7 million. The financing consisted of $1 million in equity, and a $6 million subordinated revolving line of credit facility, convertible into common stock of CareCentric, with a 9% interest rate and five-year maturity. On July 12, 2000, the Company closed a financing with Wainwright Bank and Trust Company for access to a $6.0 million revolving line of credit, which was guaranteed by Mestek, Inc. These three transactions are described in greater detail in Note 5 to the accompanying Consolidated Financial Statements and resulted in the creation of the following credit and debt facilities and preferred equity securities:

                         CREDIT AND DEBT AND PREFERRED EQUITY SECURITIES IN JULY 2000
----------------------------------------------------------------------------------------------------------------
                 SOURCE                        FUNDING                  FORM                  DATE CLOSED
-----------------------------------------  -----------------  -------------------------  -----------------------

Barrett C. O'Donnell                        $      600,000    Convertible Note             November 11, 1999

Mestek, Inc.                                $    6,000,000    Convertible Preferred          March 7, 2000
                                                              Stock Series B; 9%
                                                              cumulative dividend

Mestek, Inc.                                $      850,000    Preferred Stock Series         March 7, 2000
                                                              C; 11% cumulative
                                                              dividend

John E. Reed                                $    1,000,000    Convertible    Preferred       June 22, 2000
                                                              Stock   Series   D;   9%
                                                              cumulative dividend

John E. Reed                                $    6,000,000    Line of Credit                 June 22, 2000

Wainwright Bank and Trust Company           $    6,000,000    Line of Credit                 July 12, 2000
                                           -----------------

                                            $   20,450,000
                                           =================

     Throughout 2000 and 2001, advances were made on the John E. Reed line of credit such that on December 31, 2001, the outstanding amount under the Reed Credit Facility was $3.5 million, $1.0 million of which was participated to Mestek, and the balance of which was retained by Mr. Reed. On December 31, 2001, the facility was amended to change the interest rate to prime plus two percent, to change the payment terms for unpaid 2001 interest to require payment at December 31, 2003 or to convert the outstanding unpaid interest to additional convertible notes in the amount of $184,438 at the option of Mr. Reed, and in the amount of $40,463 at the option of Mestek, and to change the terms of payment of interest for 2002 to require that one-half be timely paid each quarter and the balance to be paid on December 31, 2003 or to be converted to additional convertible notes.

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

     Also during 2000, 2001 and the first quarter of 2002, the Company incurred operating losses resulting from numerous factors, including the uncertain operating condition of its customers due to the negative effects of implementing the current government limits over home medical cost reimbursement, higher than anticipated costs of developing, implementing and supporting The Smart Clipboard(R) product and slower than expected completion of effective integration of the MCS and Simione Central organizations. In addition, sales revenue in 2000 was lower than planned in the core MestaMed(R), DME VI and STAT2 products while new sales of The Smart Clipboard(R) and Tropical products (now discontinued) did not develop as quickly as projected.

     On April 8, 2002, the Company secured two commitments for additional financing, from existing shareholders John Reed and Mestek. Mr. Reed and Mestek provided $871,117 and $1,092,000 in short-term debt financing, respectively.

     Also on April 8, 2002, the Company initiated a recapitalization of its interest bearing debt and preferred equity instruments. The recapitalization plan was approved by the Company's shareholders at the June 6, 2002 annual stockholders meeting and was completed on July 1, 2002. See Notes 5 and 7 to the accompanying Financial Statements for the impact of the recapitalization plan on each class of debt and preferred stock. Following the completion of the recapitalization plan on July 1, 2002, the Company's credit and debt facilities and related preferred equity securities consist of the following:

                        CREDIT AND DEBT AND PREFERRED EQUITY SECURITIES AT MARCH 31, 2003
------------------------------------------------------------------------------------------------------------------
                 SOURCE                        FUNDING                    FORM                    DATE CLOSED
-----------------------------------------  ---------------- -------------------------------- ---------------------

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

John E. Reed                                $   1,000,000   Convertible   Preferred  Stock       June 22, 2000
                                                            Series   D;   9%    cumulative
                                                            dividend

Mestek, Inc.                                $   4,000,000   Convertible deferred interest         July 1, 2002
                                                            Note maturing June 30, 2007

John E. Reed                                $   3,555,555   Convertible deferred interest         July 1, 2002
                                                            Note maturing June 30, 2007

John E. Reed                                $     103,818   Capitalized deferred interest         July 1, 2002
                                                            Note maturing June 30, 2007

Wainwright Bank and Trust Company           $   6,000,000   Line of Credit                        July 12, 2000
                                           ----------------

                                            $  21,259,373
                                           ================

     The John E. Reed and Mestek debt and equity amounts were fully funded to the Company as of July 1, 2002. During the third and fourth quarters of 2002, following the recapitalization of July 1, 2002, the Company paid back $1.5 million on the Wainwright Bank and Trust Company line of credit. During the first quarter of 2003, the Company paid back $0.4 million on the Wainwright Bank and Trust Company line of credit, resulting in an outstanding balance of $4.1 million at March 31, 2003.

     During the month of April 2003, the Company has paid back an additional $0.4 million on the Wainwright Bank line of credit, resulting in $2.3 million of unused credit capacity as of April 30, 2003. The Company believes the combination of the funds available from cash to be generated from future operations and the Wainwright Bank facility will be sufficient to meet the Company's operating requirements through at least March 31, 2004, assuming no material adverse change in the operation of the Company's business. See also
Note 11 to Financial Statements.

     The table below summarizes the Company's debt and other contractual obligations at March 31, 2003:


                                                       PAYMENTS DUE BY PERIOD
                                ----------------  ---------------------------------------------------
   CONTRACTUAL OBLIGATIONS            TOTAL        LESS THAN 1 YEAR    2-3 YEARS       4 - 6 YEARS
                                ----------------  ---------------------------------------------------

   Long-Term Debt                $    8,647,000    $            -   $           -   $      8,647,000
   Capital Lease Obligations                  -                 -               -                  -
   Operating Leases                   2,926,000           832,000       1,366,000            728,000
   Line of Credit                     4,125,000         4,125,000               -                  -
   Other Long-Term Obligations        1,177,000         1,177,000               -                  -
                                ----------------  ---------------- --------------- ------------------
   Total Contractual Cash
     Obligations                 $   16,875,500    $    6,134,500   $   1,366,000   $      9,375,000
                                ================  ================ =============== ==================

     As of March 31, 2003, the Company had negative working capital of $11.7 million and cash equivalents of $1.2 million. The Company's current liabilities as of March 31, 2003 include customer deposits of $1.4 million and unearned revenues of $4.6 million.

     Net cash provided by operating activities for the three months ended March 31, 2003 was $0.6 million compared to a use of cash by operating activities for the three months ended March 31, 2002 of $1.2 million.

     There were no cash flows from financing activities during the three months ended March 31, 2003. Inflation has not had, and is not expected to have, a material impact on the Company's operations. If inflation increases, the Company will attempt to increase its prices to offset increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.

IMPACT OF NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible
Assets," SFAS No. 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2001 be recorded under the purchase method. This statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. These statements were adopted by the Company on January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized. In the place of amortization, the Company is required to periodically review the valuation of the Company's intangible assets using a discounted cash flow estimation approach. Following the accounting for impairment discussed immediately below, which has been made under the rules of SFAS No. 121, the effect of adopting SFAS No. 141 and 142 was limited to changes in amortization expense for the periods after December 31, 2001. Additionally, the assembled workforce intangible asset has been recharacterized as goodwill, which will no longer be amortized under the rules of SFAS No. 142. There has been no event or indicator identified by the Company through April 30, 2003 which indicates there has been any impairment in the $500,000 value of goodwill included in the Company's Statement of Financial Condition as of March 31, 2003.

     Accounting for impairment. For the years ended December 31, 2002, 2001, 2000 and 1999, the Company reported its accounting for intangible assets under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30. Under the rules of SFAS No. 121, the Company performs periodic analysis to determine if the Company's intangible assets have been impaired using a combination of discounted and undiscounted estimated cash flow estimations. In the fourth quarter of 2001, the Company determined that the combination of new technologies being integrated in the Company's current and future products would result in its existing product platforms having smaller future revenue generation capability. Additionally, the Company determined that the continued support of existing products while migrating to new technology platforms would result in a lower estimated cash value to the Company of existing products. The resulting impairment to the intangible assets of the Company was $11.8 million. As further detailed in Note 4 of the Financial Statements, the intangible assets of the Company, after the impairment charge, will be Developed Technologies, Customer Base and Assembled Workforce.

     On October 3, 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The primary objectives of this standard were to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sales and to address significant implementation issues. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of the Accounting Principles Board (APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business) for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to determine whether such assets should be reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of SFAS No. 144 were adopted by the Company effective January 1, 2002. The impact of those provisions were not material to the Company's statement of financial condition and results of operations.

     In April 2002, FASB issued SFAS No. 145. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe SFAS No. 145 will have a material effect on its financial statements.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     As of March 31, 2003, the Company's obligations include fixed rate notes payable and a variable rate line of credit bank note with aggregate principal balances of approximately $12.8 million, which mature at various dates through 2007. The Company is exposed to the market risk of significant increases in future interest rates. Each incremental point change in the prime interest rate would correspondingly increase or decrease the Company's interest expense by approximately $41,125 per year.

     At March 31, 2003, the Company had accounts receivable of approximately $4.3 million net of an allowance for doubtful accounts of $1.1 million. The Company is subject to a concentration of credit risk because most of the accounts receivable are due from companies in the home health industry.

ITEM 4.  CONTROLS AND PROCEDURES.

     In the 90-day period before the filing of this report, the Chief Executive and Chief Financial Officers of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures. These disclosure controls and procedures are those controls and other procedures management maintains, which are designed to ensure that all of the information required to be disclosed by the Company in all its periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to Company management, including the Chief Executive and Chief Financial Officer of the Company, as appropriate to allow those persons to make timely decisions regarding required disclosure.

     Subsequent to April 30, 2003, when the disclosure controls and procedures were evaluated, there have not been any significant changes in the Company's disclosure controls or procedures or in other factors that could significantly affect such controls or procedures. No significant deficiencies or material weaknesses in the controls or procedures were detected, so no corrective actions needed to be taken.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     Neither CareCentric nor any of its subsidiaries is currently a party to any legal proceedings which would be material to the business or financial condition of the Company on a consolidated basis.

     Simione Central Holding, Inc., a subsidiary of CareCentric now known as SC Holding, Inc. ("SC Holding") was one of several defendants named in a "whistleblower" lawsuit related to alleged Medicare fraud filed under the False Claims Act in the Northern District of Georgia (U.S. ex re. McLendon v. Columbia/HCA Healthcare Corp., et al., No. 97-VC-0890 (N.D. Ga.)). The lawsuit involves alleged claims that SC Holding allegedly participated in a conspiracy with Columbia/HCA and other third parties to bill inflated and fraudulent claims to Medicare. On July 21, 1999, the Justice Department issued notice that it had elected not to join in the claims asserted against SC Holding by Donald
McLendon, who is a former employee of an unrelated service provider to Columbia/HCA. Although the Justice Department joined the suit with regard to other defendants, it specifically declined to intervene with regard to SC Holding. In late 2000, CareCentric was advised by Mr. McLendon's attorney that notwithstanding the declination by the Justice Department, Mr. McLendon intends to pursue "whistleblower" claims against SC Holding directly. Through April 30, 2003, no such action has been taken and nothing further has been heard from McLendon's attorney for over one year. Management believes that this claim has been abandoned. In the event a claim is asserted, however, CareCentric and SC Holding intend to vigorously defend against it.

     In January 2003 the Company reached settlement with Columbia Home Health on litigation between the Company and Columbia which was begun before the merger with MCS Inc. Under the final terms of settlement, the Company received a cash payment in the amount of $295,000. Item 2. Change in Securities.

     On August 22, 2002, the Company's common stock was delisted from the Nasdaq SmallCap Market and has been listed on the Over the Counter Bulletin Board since that date. The delisting from Nasdaq was the result of certain financial indicators, as reported in the Company's December 31, 2002 financial statements, were below applicable minimum requirements issued by Nasdaq to maintain listing on the Nasdaq SmallCap Market. The Company's trading price during 2002 and its write-off of certain non-cash, impaired intangible assets contributed to the delisting by Nasdaq.

     On July 1, 2002, the Company cancelled and reissued warrants to purchase 490,396 and 400,000 shares of its common stock to Mestek, Inc., pursuant to the terms of the recapitalization described in more detail in Notes 5 and 7 to the Financial Statements included herein. The reissued warrants have an exercise price of $1.00 per share and expire in June 2004. In reissuing warrants without registration, the Company takes the position that this transaction does not constitute an "offer", "offer to sell" or "sale" under Section 5 of the Securities Act of 1933, and also relies on the on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. Mestek, the recipient of the warrants, is an accredited investor as defined in Regulation D, is a major shareholder of the Company, and has complete access to financial and other information pertaining to the Company.

Item 2.  Change in Securities

None

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

          3.3 Bylaws of the Company dated as of October 25, 2002 (Incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (Registration Number 000-22162).

          3.4 Certificate of Designations, Preferences and Rights of Series E Preferred Stock of the Company (Incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-22162)).

          3.5 Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series B Preferred Stock of the Company (Incorporated by reference to Exhibit 3.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Registration Number 000-22162)).

          3.6 Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Preferred Stock of the Company (Incorporated by reference to Exhibit 3.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Registration Number 00022162)).

          99.1 Certification of Periodic Financial Reports.

          99.2 Proposal Letter dated January 28, 2003 (Incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed February 4, 2003 (Registration Number 000-22162)).

          99.3 Revised Proposal Letter dated April 23, 2003 (Incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed May 1, 2003 (Registration Number 000-22162)).

     (b)  Reports on Form 8-K:

               On February 4, 2003, the Company filed a Current Report on Form 8-K reporting an offer had been received proposing a merger transaction between the Company and Borden Associates, Inc.

               On February 24, 2003, CareCentric, Inc. filed a Current Report on Form 8-K reporting the availability of its billing and operation management system, AC-CURA(TM), for the home health care community.

               On March 12, 2003, CareCentric, Inc. filed a Current Report on Form 8-K regarding the report of its Annual Report of Financial Results for the year ended December 31, 2002.

               On May 1, 2003, CareCentric, Inc. filed a Current Report on Form 8-K reporting a revised offer had been received proposing a merger transaction between the Company and Borden Associates, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CARECENTRIC, INC.


Dated:  May 9, 2003                   By:/s/ George M. Hare
                                         --------------------------------
                                               GEORGE M. HARE
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: May 9, 2003
                                   /s/ John R. Festa
                                   -----------------------------------
                                   John R. Festa
                                   President and Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: May 9, 2003

                                         /s/ George M. Hare
                                         -----------------------------------
                                         George M. Hare
                                         Chief Financial Officer

1612734