Form 10-Q
period 2003-06-30
CARECENTRIC INC
filed 2003-08-07
CIK 896157

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

                  FOR THE PERIOD ENDED JUNE 30, 2003

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
Yes  X    No
    ---      ---

     Indicate by check mark whether the registrant is an accelerated filer (as determined in Rule 12b-2 of the Exchange Act).
Yes       No  X
    ---      ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                Outstanding at
         Class                                  7/31/03
       ---------                                --------------
       COMMON STOCK, $.001 PAR VALUE            4,371,350 SHARES

================================================================================

                                CARECENTRIC, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - June 30, 2003 (unaudited) and December 31, 2002. Consolidated Statements of Operations - Three Months and Six Months ended June 30, 2003 and 2002 (unaudited).

          Consolidated Statements of Shareholders' Equity - Six months ended June 30, 2003 (unaudited).

          Consolidated Statements of Cash Flows - Three Months and Six months ended June 30, 2003 and 2002 (unaudited).

          Notes  to   Consolidated   Financial   Statements   -  June  30,  2003
          (unaudited).

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

                                          CARECENTRIC, INC.
                                     CONSOLIDATED BALANCE SHEETS
                                                                       JUNE 30,         DECEMBER 31,
                                                                         2003               2002
                                                                   -----------------  -----------------
                                                                     (unaudited)          (audited)
                                        ASSETS
   Current assets:
       Cash and cash equivalents                                     $   1,000,000     $     826,000
       Accounts receivable, net of allowance for doubtful
          accounts of $969,000 and $1,307,000 respectively               4,042,000         4,632,000
       Prepaid expenses and other current assets                           733,000           696,000
       Notes receivable                                                    128,000           215,000
                                                                   -----------------  -----------------
                 Total current assets                                    5,903,000         6,369,000

   Purchased software, furniture and equipment, net                        819,000         1,036,000
   Intangible assets, net                                                3,743,000         4,308,000
   Long term notes receivable                                              380,000           194,000
                                                                   -----------------  -----------------
                 Total assets                                        $  10,845,000     $  11,907,000
                                                                   =================  =================

                         LIABILITIES AND SHAREHOLDERS' DEFICIT

   Current liabilities:
       Line of credit                                                $   3,325,000     $   4,525,000
       Accounts payable                                                  1,487,000         1,584,000
       Accrued compensation expense                                        477,000           556,000
       Accrued liabilities                                               6,074,000         6,113,000
       Customer deposits                                                 1,235,000         1,495,000
       Unearned revenues                                                 4,464,000         4,223,000
                                                                   -----------------  -----------------
                 Total current liabilities                              17,062,000        18,496,000

   Accrued liabilities, less current portion                                     -           150,000

   Note payable long-term                                                8,776,000         8,520,000

   Commitments and contingencies

   Shareholders' deficit
       Preferred Stock: 10,000,000 shares authorized
       Series B Preferred, $.001 par value;
          5,600,000  issued and outstanding; liquidation value $1.39         6,000             6,000
       Series D Preferred, $.001 par value;
          398,000  issued and outstanding; liquidation value $3.20               -                 -
       Series E Preferred, $.001 par value;
          210,000 issued and outstanding; liquidation value $1.04                -                 -
       Common stock, $.001 par value; 20,000,000 shares authorized;
          4,371,350 shares issued and outstanding at June 30, 2003
          and December 31, 2002                                              4,000             4,000
       Unearned compensation                                               (99,000)         (134,000)
       Additional paid-in capital                                       20,430,000        20,430,000
       Stock warrants                                                    1,000,000         1,000,000
       Accumulated deficit                                             (36,334,000)      (36,565,000)
                                                                   -----------------  -----------------
          Total shareholders' deficit                                  (14,993,000)      (15,259,000)
                                                                   -----------------  -----------------

          Total liabilities and shareholders' deficit                $  10,845,000     $  11,907,000
                                                                   =================  =================

                           See notes to consolidated financial statements



                                              CARECENTRIC, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                              -------------------------------  -------------------------------
                                                  2003             2002            2003            2002
                                              --------------- --------------   --------------- ---------------
                                                (unaudited)     (unaudited)     (unaudited)     (unaudited)

  Net revenues                                 $  5,627,000    $  5,848,000     $ 11,105,000    $ 11,101,000

  Costs and expenses:
        Cost of revenues                          1,739,000       1,785,000        3,562,000       3,460,000
        Selling, general and                      2,325,000       2,589,000        4,541,000       5,288,000
        administrative
        Research and development                    877,000         942,000        1,713,000       1,889,000
        Amortization and depreciation               394,000         423,000          789,000         848,000
                                              --------------- --------------   --------------- ---------------
        Total costs and expenses                  5,335,000       5,739,000       10,605,000      11,485,000
                                              --------------- --------------   --------------- ---------------

  Income (loss) from operations                     292,000         109,000          500,000        (384,000)

  Other income (expense):
        Interest expense                           (210,000)       (153,000)        (383,000)       (322,000)
        Interest and other income                   106,000          15,000          449,000          13,000
                                              --------------- --------------   --------------- ---------------
  Income (loss) before taxes                        188,000         (29,000)         566,000        (693,000)
                                              --------------- --------------   --------------- ---------------
        Income tax benefit (expense)                      -               -          (23,000)              -
                                              --------------- --------------   --------------- ---------------
  Net Income (loss)                                 188,000         (29,000)         543,000        (693,000)
                                              --------------- --------------   --------------- ---------------

        Cumulative Preferred Dividends             (157,000)         34,000         (312,000)       (146,000)
                                              --------------- --------------   --------------- ---------------
  Net Income (loss) available to common
    shareholders                               $     31,000    $      5,000     $    231,000    $   (839,000)
                                              =============== ==============   =============== ===============

  Net Income (loss) per share - basic and      $       0.04    $      (0.01)    $       0.12    $      (0.16)
    diluted                                   =============== ==============   =============== ==-============

  Net Income (loss) per share - basic and
    diluted available to common shareholders   $       0.01    $       0.00     $       0.05    $      (0.19)
                                              =============== ==============   =============== ===============

  Weighted average common shares -
    basic and diluted                             4,371,000       4,371,000        4,371,000       4,371,000
                                              =============== ==============   =============== ===============


                                See notes to consolidated financial statements

                                                      CARECENTRIC, INC.
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                           FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                                         (unaudited)


                             COMMON                PREFERRED       UNEARNED    ADDITIONAL                                TOTAL
                       -------------------- ---------------------  COMPEN-      PAID-IN                ACCUMULATED    SHAREHOLDERS'
                        SHARES     STOCK      SHARES     STOCK     SATION       CAPITAL     WARRANTS     DEFICIT        DEFICIT
                       --------- ---------- ---------- ---------- ----------  -----------  ----------  -------------  -------------
Balance at
 December 31, 2002     4,371,000    $4,000   6,208,000   $6,000   $(134,000)  $20,430,000  $1,000,000  $(36,565,000)  $(15,259,000)
                       --------- ---------- ---------- ---------- ----------  -----------  ----------  -------------  -------------


Amortization of
 unearned
 compensation                                                        35,000                                                 35,000


Net income                                                                                                  231,000        231,000
                       --------- ---------- ---------- ---------- ----------  -----------  ----------  -------------  -------------
Balance at
 June 30, 2003         4,371,000    $4,000   6,208,000   $6,000   $ (99,000)  $20,430,000  $1,000,000  $(36,334,000)  $(14,993,000)
                       ========= ========== ========== ========== ==========  ===========  ==========  =============  =============

                                                 See notes to Consolidated Financial Statements

                                             CARECENTRIC, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOW

                                                     THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                    ----------------------------- ------------------------------
                                                        2003            2002           2003            2002
                                                    -------------- -------------- --------------  --------------
                                                     (unaudited)     (unaudited)    (unaudited)     (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)                                      $   31,000     $    5,000    $   231,000    $  (839,000)
                                                    -------------- -------------- --------------  --------------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
  TO NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES:
    Provision for doubtful accounts                             -         87,000              -        244,000
    Amortization and depreciation                         394,000        423,000        789,000        848,000
    Stock based compensation charge to earnings            18,000         18,000         35,000         41,000

CHANGES IN ASSETS AND LIABILITIES:
    Accounts receivable                                   276,000       (764,000)       589,000     (2,172,000)
    Prepaid expenses and other current assets              79,000         60,000        (37,000)        80,000
    Notes receivable                                      (66,000)        15,000       (186,000)        55,000
    Accounts payable                                       (2,000)      (338,000)       (97,000)       109,000
    Accrued compensation                                   (3,000)        39,000        (79,000)       (11,000)
    Accrued liabilities                                   (50,000)      (248,000)      (189,000)      (415,000)
    Customer deposits                                    (145,000)    (1,010,000)      (260,000)      (984,000)
    Unearned revenues                                     (96,000)       989,000        241,000      1,115,000
                                                    -------------- -------------- --------------  --------------
      Net cash provided by / (used in) operating
        activities                                        436,000       (724,000)     1,037,000     (1,929,000)
                                                    -------------- -------------- --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of software, furniture and equipment               -        (13,000)        (6,000)       (34,000)
                                                    -------------- -------------- --------------  --------------
      Net cash provided by / (used in) investing
        activities                                              -        (13,000)        (6,000)       (34,000)
                                                    -------------- -------------- --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                           129,000        756,000        256,000      1,756,000
    Increase (decrease) in line of credit                (800,000)       (85,000)    (1,200,000)       310,000
    Payments on capital lease obligation                        -          9,000              -              -
    Proceeds from Consulting note receivable               52,000         71,000         87,000        167,000
                                                    -------------- -------------- --------------  --------------
      Net cash provided by / (used in)
        financing activities                             (619,000)       751,000       (857,000)     2,233,000
                                                    -------------- -------------- --------------  --------------

          Net change in cash and
            cash equivalents                             (183,000)        14,000        174,000        270,000

Cash and cash equivalents, beginning of period          1,183,000        457,000        826,000        201,000
                                                    -------------- -------------- --------------  --------------

Cash and cash equivalents, end of period               $1,000,000     $  471,000    $ 1,000,000     $  471,000
                                                    ============== ============== ==============  ==============

Cash paid during period for interest                   $   28,000     $   74,000    $    91,000      $  155,000


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

     Certain prior period amounts have been reclassified to conform to the 2003 financial statement presentation.

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

     Revenues are derived from the licensing and sub-licensing of software, the sale of computer hardware, accessories and supplies, implementation and training products and services, forms and case plans, and software maintenance and support services. For the six months ended June 30, 2003, the Company recorded total revenues of $11.1 million. The Company's core product lines of STAT2 and

MestaMed(R) accounted for 25.8% and 53.2%, respectively, of the $11.1 million in revenues.

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

SOFTWARE DEVELOPMENT EXPENSES

     Costs incurred to establish the technological feasibility of computer software products are expensed as incurred. The Company's policy is to capitalize costs incurred between the point of establishing technological feasibility and general release only when such costs are material. For the six months ended June 30, 2003 and the year ended December 31, 2002, the Company had no capitalized computer software and development costs. Software and development expenses are accounted for as research and development costs.

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

NET INCOME (LOSS) EARNINGS PER SHARE

     The Company calculates earnings per share under SFAS No. 128, "Earnings Per Share." Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share for the six months ended June 30, 2003 and June 30, 2002 include the effects of options, warrants and conversion rights as if they would be dilutive.

STOCK BASED COMPENSATION

     At June 30, 2003, the Company has two stock-based employee compensation plans, which are described in Note 7. The Company accounts for those plans under the recognition and measurement principles of Accounting Principle Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                THREE-MONTH PERIODS ENDED            SIX-MONTH PERIODS ENDED
                                                          JUNE 30                             JUNE 30
                                                    2003             2002              2003             2002
                                                 ------------    ------------      ------------    ------------
      Net income (loss), as reported               $  31,000       $   5,000         $ 231,000      $ (839,000)
      Deduct:    Total stock-based
      employee compensation expense
      determined under fair value based
      method for all awards, net of
      related tax effects                          $ (28,000)      $ (79,000)        $ (57,000)     $ (158,000)
                                                 ------------    ------------      ------------    ------------
      Pro forma net income                         $   3,000       $ (74,000)        $ 174,000      $ (997,000)
                                                 ============    ============      ============    ============
      Earnings per share:
          Basic--as reported                       $    0.04       $   (0.01)        $    0.12      $    (0.16)
                                                 ============    ============      ============    ============
          Basic--pro forma                         $    0.00       $  ( 0.02)        $    0.04      $    (0.23)
                                                 ============    ============      ============    ============
          Diluted--as reported                     $    0.04       $   (0.01)        $    0.12      $    (0.16)
                                                 ============    ============      ============    ============
          Diluted--pro forma                       $    0.00       $  ( 0.02)        $    0.04      $    (0.23)
                                                 ============    ============      ============    ============

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair value.

     Notes receivable and notes payable: The carrying amounts of the Company's notes receivable and notes payable approximate their fair value assuming interest rates consistent with what the Company could obtain in the open market.

SEGMENTS

     The Company has one operating segment in continuing operations, which is the Software Systems segment.


NOTE 2 - NOTES RECEIVABLE

     The Company has certain notes receivable of varying maturities, which have resulted from the sale of the assets of the Consulting segment in September 2001, and financing to customers for purchase of new software systems. The Consulting segment note receivable is due from William Simione Jr., currently a director of the Company, the President and Chief Executive Officer of the acquirer of the Consulting business, Simione Consulting, LLC, and past Chief Executive Officer of the Consulting segment when it was part of the Company. The customer notes occurred in the normal course of business.

     The amounts and term of each note are summarized in the table below:

                                                 NOTES RECEIVABLE
                                 -----------------------------------------------
                                  CONSULTING     CUSTOMER NOTE        TOTAL
                                 -------------   --------------   --------------
     Balance as of 12-31-02        $  409,000       $        -       $  409,000
                                 =============   ==============   ==============
     Balance as of 6-30-03         $  321,000       $  187,000       $  508,000
                                 =============   ==============   ==============
     Interest Rate                      8.50%            6.00%



NOTE 3 - PURCHASED SOFTWARE, FURNITURE AND EQUIPMENT

     Purchased software, furniture and equipment consisted of the following:


                                                                                        DEPRECIATION
                                                   JUNE 30,            DECEMBER 31,        ESTIMATED
                                                     2003                 2002           USEFUL LIVES
                                                ----------------    ---------------   ----------------
Furniture and Fixtures                           $   1,451,000        $  1,447,000       10 years
Computer equipment and purchased software            6,291,000           6,288,000        5 years
                                                ----------------    ---------------
                                                     7,742,000           7,735,000

Accumulated depreciation                            (6,923,000)         (6,699,000)
                                                ----------------    ---------------
                                                  $    819,000        $  1,036,000
                                                ================    ===============



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


                                                                                       JUNE 30, 2003
                    ORIGINAL          ASSETS         IMPAIRMENT       ACCUMULATED        NET BOOK       AMORTIZATION
                      COST           DISPOSED        WRITE-DOWN      AMORTIZATION          VALUE          PERIOD
                 ---------------- --------------- ----------------- ----------------  ----------------  ------------

Developed
technology        $   10,650,000   $          -    $   (4,220,000)  $  (3,937,000)      $  2,493,000      4 years
Customer base          1,700,000       (510,000)                -        (440,000)           750,000      9 years
Goodwill              14,151,000     (2,906,000)       (7,580,000)     (3,165,000)           500,000
                 ---------------- --------------- ----------------- ----------------  ----------------
                  $   26,501,000   $ (3,416,000)   $  (11,800,000)  $  (7,542,000)      $  3,743,000
                 ================ =============== ================= ================  ================


NOTE 5 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS


     On July 1, 2002, the Company completed a recapitalization plan initiated on April 8, 2002. The recapitalization plan was approved by the common shareholders of the Company at the June 6, 2002 annual stockholders' meeting. In accordance with the terms of the recapitalization plan and the convertible note agreements with B. C. O'Donnell, Mestek, Inc. and J. E. Reed, interest earned on the notes is accumulated since July 1, 2002 and included in the balances presented in the following chart at June 30, 2003 and December 31, 2002.

                  NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS


                                                    JUNE 30, 2003          DECEMBER 31, 2002
                                                ---------------------   ----------------------
     SHORT TERM:

     Line of Credit                                 $  3,325,000            $   4,525,000
                                                =====================   ======================

     LONG TERM:
     Convertible   Payable - B. C. O'Donnell        $    638,000            $     619,000
     Convertible Note - Mestek                         4,250,000                4,126,000
     Convertible Note - J.E. Reed                      3,778,000                3,668,000
     Note Payable - J.E. Reed Accrued Interest           110,000                  107,000
                                                 ---------------------  ----------------------
                                                    $  8,776,000            $   8,520,000
                                                 =====================  ======================


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

     CAPITAL LEASE OBLIGATIONS:

     The Company has no capital lease obligations at June 30, 2003.

     The fair value of the Company's long-term debt is estimated based on the current interest rates offered to the Company for debt offered under the liquidity conditions and credit profile of the Company. Management believes the carrying value of debt and the contractual values of the outstanding letters of credit approximate their fair values as of June 30, 2003.

     Cash paid interest was $91,000 and $155,000 during the six months ended June 30, 2003 and 2002 respectively.

     Maturities of long-term debt in each of the next five years are as follows in thousands:


                                2004           $      -
                                2005                  -
                                2006                  -
                                2007              8,776
                                2008                  -
                                              ----------
                                      Total    $  8,776
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

     Simione Central Holding, Inc., a subsidiary of CareCentric now known as SC Holding, Inc. ("SC Holding"), was one of several defendants named in a "whistleblower" lawsuit related to alleged Medicare fraud filed under the False Claims Act in the Northern District of Georgia (U.S. ex re. McLendon v. Columbia/HCA Healthcare Corp., et al., No. 97-VC-0890 (N.D. Ga.)). The lawsuit involves alleged claims that SC Holding allegedly participated in a conspiracy with Columbia/HCA and other third parties to bill inflated and fraudulent claims to Medicare. On July 21, 1999, the Justice Department issued notice that it had elected not to join in the claims asserted against SC Holding by Donald
McLendon, who is a former employee of an unrelated service provider to Columbia/HCA. Although the Justice Department joined the suit with regard to other defendants, it specifically declined to intervene with regard to SC

Holding. In late 2000, CareCentric was advised by Mr. McLendon's attorney that notwithstanding the declination by the Justice Department, Mr. McLendon intends to pursue "whistleblower" claims against SC Holding directly. Through July 31, 2003, no such action has been taken and nothing further has been heard from McLendon's attorney in over one year. Management believes that this claim has been abandoned. In the event a claim is asserted, however, CareCentric and SC Holding intend to vigorously defend against it.

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

     The Company's shareholders' equity (all on a split-adjusted basis) is comprised of the following:

     COMMON SHARES - 20,000,000 SHARES AUTHORIZED

     Common Shares - 20,000,000 shares authorized, $.001 par value, 4,371,350 shares issued and outstanding as of June 30, 2003 and December 31, 2002. 1,489,853 of such shares were issued on March 7, 2000 to the former MCS common shareholders. 606,904 of such shares were issued on March 7, 2000 to the former preferred shareholders and noteholders of CareCentric Solutions, Inc., which shares were converted from Series A Preferred Stock into CareCentric (formerly known as Simione Central Holdings, Inc.) common shares in connection with the merger.

     PREFERRED STOCK-10,000,000 SHARES AUTHORIZED

     Series B Preferred Stock -$.001 par value, 5,600,000 shares issued. The shares of Series B Preferred Stock are held by Mestek, Inc. (Mestek) and were issued in consideration of $6,000,000 paid to CareCentric on March 7, 2000, in the form of cash and debt forgiveness. The Series B Preferred shares, as originally issued, carried 2,240,000 common share votes (on a split-adjusted basis) and were entitled to a 9% annual cumulative dividend, among other rights. In connection with the Company's application for listing on the Nasdaq SmallCasp Market, the Company reached an agreement with Mestek on June 12, 2000, under which Mestek agreed to allow the aforementioned number of common share votes to be reduced to 1,120,000 in consideration for the issuance by the Company to Mestek of a warrant to acquire up to 490,396 shares of CareCentric common stock, as more fully described below. On March 29, 2002, in connection with the refinancing commitments made to the Company by Mestek and John E. Reed (as further described in Note 12), Mestek transferred the voting rights associated with the Series B Preferred Stock to Mr. Reed. As a result of the July 1, 2002 recapitalization plan, the terms of the Series B Preferred Stock were amended to provide that each share is convertible into 1.072 shares of common stock.

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

     As of June 30, 2003, the Company had a cumulative preferred dividends liability of $2,071,500, comprised of $1,790,000 for Series B Preferred shares, $274,000 for Series D Preferred shares and $7,500 for Series E Preferred shares. Cumulative preferred dividends payable are included in the accrued liabilities account presented on the consolidated balance sheets in the accompanying financial statements.

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

     At June 30, 2003, the Company had outstanding warrants to purchase shares of the Company's common stock as follows:




                                        BEFORE JULY 1, 2002                AFTER JULY 1, 2002
DESCRIPTION OF WARRANTS          EXERCISE PRICE   EXPIRATION DATE    EXERCISE PRICE   EXPIRATION DATE
-----------------------          --------------   ---------------    --------------   ---------------

 25,000 - Barrett C. O'Donnell      $ 5.00        February 24, 2005     $ 5.00       February 24, 2005
400,000 - Mestek, Inc.              $10.88          March 7, 2003       $ 1.00         June 15, 2004
490,396 - Mestek, Inc.              $ 3.21          June 30, 2003       $ 1.00         June 15, 2004
104,712 - Mestek, Inc.              $ 2.51          July 12, 2003      Cancelled         Cancelled


     Stock Options - Options totaling 1,000 shares were outstanding and vested under the now discontinued 1997 SCHI NQ (Directors) Plan at an exercise price of $60.00. The Simione Central Holding Inc. 1997 Omnibus Equity-Based Plan (the "Plan") is the only continuing stock option plan of the Company. The Plan offers both incentive stock options and non-qualified stock options. The Company is authorized to grant options of up to 900,000 shares of common stock. As of June 30, 2003, options totaling 442,272 shares were outstanding, of which 310,938 shares are exercisable, at exercise prices ranging from $1.00 to $73.55.

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

     John E. Reed, Stewart B. Reed and Winston R. Hindle, Jr. are directors of the Company and directors of Mestek. Mestek has certain investments in the Company in the form of notes, convertible notes, warrants, stock options and preferred stock as described in Notes 5, 7 and 12 to these Financial Statements.

     The Company has a note receivable from Simione Consultants, LLC of $321,000 at June 30, 2003. On September 28, 2001, the Company discontinued its Consulting business segment by closing the sale of certain of the assets of its wholly-owned subsidiary, Simione Consulting, Inc. ("Consulting") to Simione Consultants, LLC, which is owned and controlled by William J. Simione, Jr., a director and former officer of CareCentric. The total sales price was approximately $2.0 million plus the assumption of certain liabilities. The sale was made pursuant to an asset purchase agreement. William Simione, Jr. has resigned as an officer of, but remains a director of, CareCentric. The assets sold under the agreement included the Consulting accounts receivable, computer equipment, and miscellaneous prepaid expenses. Consideration received consisted of approximately $1.0 million in cash and $1.0 million in notes, $770,000 with a 36-month term and $230,000 with a 5-month term. The cash proceeds were used to pay down CareCentric's line of credit.

     As of June 30, 2003, the Company had a promissory note outstanding to Barrett C. O'Donnell, a director of the Company, as described in Note 5 to these Financial Statements. Mr. O'Donnell also owns a warrant for the purchase of 25,000 shares of common stock of the Company at an exercise price of $5.00 per share.

     John E. Reed is a director and a significant, but not controlling, shareholder of the Wainwright Bank and Trust Company which has provided the Company with a $6.0 million line of credit, as more fully explained in Note 5 to the Financial Statements.

     John E. Reed, Chairman of the Company and Chairman and Chief Executive Officer of Mestek, has provided the Company with a $3.6 million convertible note and a $0.1 million accrued interest note as more fully described in Note 5 to the Financial Statements. Mr. Reed also purchased $1.0 million of the Company's Series D Preferred Stock on June 12, 2000, as more fully described in Note 7 to these Financial Statements. Mestek has provided the Company with a $4.0 million convertible note. The John E. Reed and Mestek notes were originally part of a $6.0 million line of credit (unrelated to the Wainwright Bank and Trust $6.0 million line of credit described above) which was cancelled as a result of the July 1, 2002 recapitalization. An independent committee of the Company's Board of Directors, consisting of Barrett C. O'Donnell and David O. Ellis, negotiated the terms of Mr. Reed's debt and equity investments in the Company. The issuance of 398,406 shares of Series D Preferred Stock to Mr. Reed for his $1.0 million equity investment was based on a per share price of $2.51, which was the 5-day average closing price of CareCentric's common stock as of the date of the final negotiation of the terms of Mr. Reed's purchase.

NOTE 9 - LICENSE AGREEMENTS

     The Company licenses certain software products from third parties for incorporation in, or other use with, its products and is obligated to pay license fees in connection with such products. The Company sublicenses such products to its customers and collects fees in connection with such sublicensees.

NOTE 10 - EXECUTIVE COMPENSATION

     The Company entered into an employment agreement with its President and Chief Executive Officer, John Festa on October 31, 2001. Under the agreement, Mr. Festa: (i) has been granted 210,000 shares of Series E preferred stock, one half of which vest evenly over the course of three years from his hire date dependent upon his continued employment as President and CEO and one half of which are forfeitable pro rata over a three year period if certain financial milestones are not met, (ii) is entitled to payment of an annual bonus of up to 50% of his annual salary based on completion of annual performance objectives, and (iii) is entitled to the possibility of receiving a special bonus which varies in dollar amount in the event there is a sale of the Company while Mr. Festa is President and CEO and for nine months thereafter. The Series E Preferred Stock was originally valued at approximately $210,000 and is being amortized as compensation expense over the three-year vesting period. The amount representing unearned compensation is recorded as an increase in the stockholders deficit account. For the six months ended June 30, 2003 and 2002, approximately $35,000 and $41,000, respectively, was recorded as current expense associated with earnings under this grant.

NOTE 11 - LIQUIDITY

     As disclosed in the Financial Statements, the Company generated $1.0 million of cash from operations during the six months ended June 30, 2003. This improved cash flow, which was a continuation of improved results reported in the first quarter of 2003, was used to pay back $1.2 million of liability on the Wainwright Bank Credit Line between January 1, 2003 and June 30, 2003. As a result of the July 1, 2002 recapitalization, and as more fully explained in Note 5 to these Financial Statements, the Reed Credit facility was cancelled and replaced by long-term interest deferred notes that mature on September 30, 2007. The Company has a working capital deficit of $11.2 million at June 30, 2003.

     During the month of July 2003, the Company paid back an additional $0.3 million of liability on the Wainwright Bank Credit Line. As of July 31, 2003, the Company had unused credit capacity of approximately $3.0 million from the $6.0 million Wainwright Bank facility. The Company believes the combination of the funds available from cash to be generated from future operations and the Wainwright Bank facility will be sufficient to meet the Company's operating requirements through at least June 30, 2004, assuming no material adverse change in the operation of the Company's business.

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

     On April 23, 2003, Borden Associates sent the Special Committee of the Board a revised proposal letter that increased the offer price to the holders of less than 4,000 shares of CareCentric common stock from $0.55 to $0.75 per share. The Company filed a Form 8-K on May 1, 2003 summarizing the terms of the revised offer.

     On June 5, 2003 the Company filed a Form 8-K announcing that on June 4, 2003 the Company executed a merger agreement, pending shareholder approval, with Borden Associates. In June 2003, the Company filed a preliminary proxy statement and Schedule 13E-3 transaction statement with the SEC. On August 1, 2003, the SEC completed its review of the preliminary proxy statement and Schedule 13E-3 and on August 6, 2003, the Company mailed the definitive proxy to the Company's stockholders of record as of August 4, 2003. The Company has set September 4, 2003 as the date for its shareholder meeting to vote on the pending merger.

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

Valuation of Long-Lived and Intangible Assets and Goodwill

     The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following:

     o significant under performance relative to expected historical or projected future operating results;
     o significant changes in the manner of the Company's use of the acquired assets or the strategy for its overall business; and
     o    significant negative industry or economic trends.

     When the Company determines that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. As of June 30, 2003, no event or business situation had been identified which indicated the carrying value of the intangibles and long-lived assets and related goodwill and enterprise level of goodwill should be adjusted. As of December 31, 2001, a $11.8 million impairment adjustment was recorded resulting in net intangible assets amounting to $5.4 million as of December 31, 2001. See Note 4 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2003

     Net Revenues. Revenues were $5.6 million for the three months ended June 30, 2003 and $5.8 million for the three months ended June 30, 2002, or a decrease of 3.8%. The $0.2 million decrease was attributable to a decrease in software system sales and related income of $1.2 million to $2.1 million in 2003 from $3.3 million in 2002 and an increase in maintenance revenues of $1.0 million to $3.5 in 2003 from $2.5 million in 2002. Management believes the main reason for the decrease in software system sales is customer delays in making purchases of new systems resulting from the impact of the 15% reduction in government reimbursement rates for Medicare home health service providers and customer resources being concentrated on implementation of changing HIPAA regulations.

     Cost of Revenues. Cost of revenues decreased $0.1 million, to $1.7 million in 2003 from $1.8 million for the three months ended June 30, 2002. As a percentage of total net revenues, cost of revenues increased 0.4% to 30.9% in 2003 from 30.5% in 2002. The $0.1 million decrease in cost of revenues and the 0.4% increase in percentage of total revenues resulted from lower sales and changes in product mix respectively.

     Selling, General and Administrative. Selling, general and administrative expenses decreased $0.3 million, or 10.2%, to $2.3 million for the three months ended June 30, 2003 from $2.6 million for the three months ended June 30, 2002. As a percentage of total net revenues, selling, general and administrative expenses were 41.3% for the three months ended June 30, 2003 and 44.3% for the three months ended June 30, 2002. This decrease was attributable to synergies derived from cost savings initiatives completed during 2002. Cost savings were primarily realized through the centralization of administrative functions and elimination of non-essential facilities and excess capacity.

     Research and Development. Research and development expenses remained consistent at $0.9 million for the three months ended June 30, 2003 and the three months ended June 30, 2002. As a percentage of total net revenues, research and development expenses decreased to 15.6% for the three months ended June 30, 2003 from 16.1% for the three months ended June 30, 2002. The small decrease as a percentage of revenue in research and development expenditures represents a consistent level of expenditure for research and development when comparing the three months ended June 2003 to the three months ended June 2002. As development of new product platforms advances, the Company expects research and development expenses to rise above the 15.6% experienced for the three months ended June 30, 2003.

     Amortization and Depreciation. Amortization and depreciation was materially unchanged at $0.4 million for the three months ended June 30, 2003 and June 30, 2002.

     Operating Income (Loss). The Company's income from operations increased from a profit of $0.1 million for the three months ended June 30, 2002 to a profit of $0.3 million for the three months ended June 30, 2003. This increase is due to reductions in all components of expenses including selling, general and administrative, research and development and amortization expenses partially offset by a decline in gross margin generated from revenue.

     Other Income (Expense). Interest expense related to borrowings under the Company's line of credit agreements, loans and capital lease obligations increased $57,000 to $210,000 for the three months ended June 30, 2003 compared to $153,000 for the three months ended June 30, 2002. Other income increased $91,000 to $106,000 from $15,000 in the second quarter of 2002. The increase in net interest expense in 2003 was caused by the increase in interest bearing debt resulting from the recapitalization plan executed in July 2002.

     Income Taxes. The Company has not incurred or paid any substantial federal income taxes since March 2000. At December 31, 2002, CareCentric had net operating loss ("NOL") Carryforwards for federal and state income tax purposes of $38.5 million. Such losses expire beginning in 2008, if not utilized. The Tax Reform Act of 1986, as amended, contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year when certain events occur, including additional sales of equity securities and other changes in ownership. As a result, certain of the NOL Carryforwards may be limited as to their utilization in any year. The Company has concluded that it is more likely than not that these NOL Carryforwards will not be realized based on a weighing of available evidence at June 30, 2003, and accordingly, a 100% deferred tax valuation allowance has been recorded against these assets.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2003

     Net Revenues. Revenues remained unchanged at $11.1 million for the six months ended June 30, 2003 and the six months ended June 30, 2002. Software system sales and related income decreased by $1.4 million to $4.2 million in 2003 from $5.6 million in 2002, while maintenance revenues increased by $1.4 million to $6.8 in 2003 from $5.4 million in 2002.

     Cost of Revenues. Cost of revenues increased $0.1 million, to $3.6 million for the six months ended June 30, 2003 from $3.5 million for the six months ended June 30, 2002. As a percentage of total net revenues, cost of revenues increased 0.9% to 32.1% in 2003 from 31.2% in 2002. The $0.1 million increase in cost of revenues and the 0.9% increase in percentage of total revenues resulted from changes in product mix.

     Selling, General and Administrative. Selling, general and administrative expenses decreased $0.8 million, or 14.1%, to $4.5 million for the six months ended June 30, 2003 from $5.3 million for the six months ended June 30, 2002. As a percentage of total net revenues, selling, general and administrative expenses were 40.9% for the six months ended June 30, 2003 and 47.6% for the six months ended June 30, 2002. This decrease was attributable to synergies derived from cost savings initiatives completed during 2002. Cost savings were primarily realized through the centralization of administrative functions and elimination of non-essential facilities and excess capacity.

     Research and Development. Research and development expenses decreased approximately $0.2 million, or 9.3%, to $1.7 million for the six months ended June 30, 2003 from $1.9 million for the six months ended June 30, 2002. As a percentage of total net revenues, research and development expenses decreased to 15.4% for the six months ended June 30, 2003 from 17.0% for the six months ended June 30, 2002. The decrease in research and development expenditures was primarily due to lower expenditures in the first quarter of 2003 compared to the first quarter of 2002 while the Company realigned its research efforts between existing and future platform products.

     Amortization and Depreciation. Amortization and depreciation was materially unchanged at $0.8 million for the six months ended June 30, 2003 and June 30, 2002.

     Operating Income (Loss). The Company's income from operations increased from a loss of $0.4 million for the six months ended June 30, 2002 to a profit of $0.5 million for the six months ended June 30, 2003. This change from a loss to income from continuing operations is due to reductions in all components of expenses including selling, general and administrative, research and development and amortization expenses.

     Other Income (Expense). Interest expense that related to borrowings under the Company's line of credit agreements, loans and capital lease obligations increased $61,000 to $383,000 for the six months ended June 30, 2003 compared to $322,000 for the six months ended June 30, 2002. Other income increased $436,000 to $449,000 from $13,000 in 2002. The increase in interest expense in 2003 was caused by the increase in interest bearing debt resulting from the recapitalization plan executed in July 2002. The increase in other income is principally attributable to the receipt in January 2003 of a $295,000 cash settlement of the Columbia Home Health lawsuit combined with income generated from customer finance charges.

BACKLOG

     The Company's backlog associated with its software operations was approximately $2.6 million at June 30, 2003 compared to $3.2 million at December 31, 2002. Backlog consists of the unrecognized portion of contractually committed software license fees, hardware, estimated installation fees and professional services. The length of time required to complete an implementation depends on many factors outside the control of the Company, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete the implementation process. As a result, the Company may be unable to predict accurately the amount of revenue it will recognize in any period and therefore can make no assurances that the amounts in backlog will be recognized in the next three months.

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



                    CREDIT AND DEBT AND PREFERRED EQUITY SECURITIES IN JULY 2000
-----------------------------------------------------------------------------------------------------------
                 SOURCE                        FUNDING             FORM                  DATE CLOSED
---------------------------------------    ----------------  ---------------------  -----------------------

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

Mestek, Inc.                                 $ 6,000,000      Convertible Preferred       March 7, 2000
                                                              Stock Series B; 9%
                                                              cumulative dividend

Mestek, Inc.                                 $   850,000      Preferred Stock Series      March 7, 2000
                                                              C; 11% cumulative
                                                              dividend

John E. Reed                                 $ 1,000,000      Convertible Preferred       June 22, 2000
                                                              Stock Series D; 9%
                                                              cumulative dividend



John E. Reed                                 $ 6,000,000      Line of Credit              June 22, 2000

Wainwright Bank and Trust Company            $ 6,000,000      Line of Credit              July 12, 2000
                                           ----------------
                                             $20,450,000
                                           =================



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





                         CREDIT AND DEBT AND PREFERRED EQUITY SECURITIES AT JUNE 30, 2003
------------------------------------------------------------------------------------------------------------------
               SOURCE                      FUNDING                   FORM                       DATE CLOSED
-----------------------------------    -----------------    ----------------------------    ----------------------

Barrett C. O'Donnell                    $   600,000         Convertible Note maturing         November 11, 1999
                                                            June 30, 2007

Mestek, Inc.                            $ 6,000,000         Convertible Preferred Stock        March 7, 2000
                                                            SeriesB; 9% cumulative
                                                            dividend

John E. Reed                            $ 1,000,000         Convertible Preferred Stock        June 22, 2000
                                                            Series D; 9% cumulative
                                                            dividend

Mestek, Inc.                            $ 4,000,000         Convertible deferred interest       July 1, 2002
                                                            Note maturing June 30, 2007





John E. Reed                            $ 3,555,555         Convertible deferred interest       July 1, 2002
                                                            Note maturing June 30, 2007

John E. Reed                            $   103,818         Capitalized deferred interest       July 1, 2002
                                                            Note maturing June 30, 2007

Wainwright Bank and Trust Company       $ 6,000,000         Line of Credit                     July 12, 2000
                                     ------------------
                                        $21,259,373
                                     ==================

     The John E. Reed and Mestek debt and equity amounts were fully funded to the Company as of July 1, 2002. During the third and fourth quarters of 2002, following the recapitalization of July 1, 2002, the Company paid back $1.5 million on the Wainwright Bank and Trust Company line of credit. During the first six months of 2003, the Company paid back an additional $1.2 million on the Wainwright Bank and Trust Company line of credit, resulting in an outstanding balance of $3.3 million at June 30, 2003.

     During the month of July 2003, the Company has paid back an additional $0.3 million on the Wainwright Bank line of credit, resulting in $3.0 million of unused credit capacity as of July 31, 2003. The Company believes the combination of the funds available from cash to be generated from future operations and the Wainwright Bank facility will be sufficient to meet the Company's operating requirements through at least June 30, 2004, assuming no material adverse change in the operation of the Company's business. See also Note 11 to Financial Statements.

     The table below summarizes the Company's debt and other contractual obligations at June 30, 2003:




                                                  PAYMENTS DUE BY PERIOD
                            --------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS          TOTAL        LESS THAN 1 YEAR   2 - 3 YEARS      4 - 6 YEARS
                            --------------------------------------------------------------------

Long-Term Debt               $  8,776,000       $         -     $         -     $ 8,776,000
Capital Lease Obligations              -                  -               -               -
Operating Leases                2,741,000           862,000       1,236,000         643,000

Line of Credit                  3,325,000         3,325,000               -               -
Other Obligations               1,102,000         1,102,000               -               -
                            ---------------  ---------------- --------------- ------------------
Total Contractual Cash       $ 15,944,000       $ 5,289,000     $ 1,236,000     $ 9,419,000
  Obligations               ===============  ================ =============== ==================


     As of June 30, 2003, the Company had negative working capital of $11.2 million and cash equivalents of $1.0 million. The Company's current liabilities as of June 30, 2003 include customer deposits of $1.2 million and unearned revenues of $4.5 million.

     Net cash provided by operating activities for the six months ended June 30, 2003 was a positive $1.0 million compared to a use of cash by operating activities for the six months ended June 30, 2002 of a negative $1.9 million. As described under "Note 12 Subsequent Events", the Company is the process of submitting a possible "going private" merger to shareholder vote. The Company's expenses for this transaction are projected to total approximately $550,000 and are being funded from operating cash flow.

     Cash used in financing activities during the six months ended June 30, 2003 was $0.9 million and resulted from payments of $1.2 million to reduce the outstanding balance on the Wainwright Bank Facility offset by an increase in interest payable resulting from $0.3 million of capitalized interest expense on long term notes payable.

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

IMPACT OF NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible

Assets," SFAS No. 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2001 be recorded under the purchase method. This statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. These statements were adopted by the Company on January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized. In the place of amortization, the Company is required to periodically review the valuation of the Company's intangible assets using a discounted cash flow estimation approach. Following the accounting for impairment discussed immediately below, which has been made under the rules of SFAS No. 121, the effect of adopting SFAS No. 141 and 142 was limited to changes in amortization expense for the periods after December 31, 2001. Additionally, the assembled workforce intangible asset has been recharacterized as goodwill, which will no longer be amortized under the rules of SFAS No. 142. There has been no event or indicator identified by the Company through July 31, 2003 which indicates there has been any impairment in the $500,000 value of goodwill included in the Company's Statement of Financial Condition as of June 30, 2003.

     Accounting for Impairment of Long-Lived Assets. For the years ended December 31, 2002, 2001, 2000 and 1999, the Company reported its accounting for intangible assets under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30. Under the rules of SFAS No. 121, the Company performs periodic analysis to determine if the Company's intangible assets have been impaired using a combination of discounted and undiscounted estimated future cash flow. In the fourth quarter of 2001, the Company determined that the combination of new technologies being integrated in the Company's current and future products would result in its existing product platforms having smaller future revenue generation capability. Additionally, the Company determined that the continued support of existing products while migrating to new technology platforms would result in a lower estimated cash value to the Company of existing products. The resulting impairment to the intangible assets of the Company was $11.8 million. As further detailed in Note 4 of the Financial Statements, the intangible assets of the Company, after the impairment charge, will be Developed Technologies, Customer Base and Assembled Workforce.

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

     In 2002, the FASB's Emerging Issues Task Force, ("EITF"), reached a consensus on Issue 00-21, "Revenue Arrangements with Multiple Deliverables." Issue 00-21 provides guidance on how a vendor should account for arrangements under which it will perform multiple revenue-generating activities. The guidance in this Issue is effective for revenue agreements entered into in fiscal periods beginning after June 15, 2003. The Company is still evaluating the impact this guidance might have on its financial position, results of operations and cash flows. The Company will adopt the guidance in Issue 00-21 as of July 1, 2003.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     As of June 30, 2003, the Company's obligations include fixed rate notes payable and a variable rate line of credit bank note with aggregate principal balances of approximately $12.1 million, which mature at various dates through 2007. The Company is exposed to the market risk of significant increases in future interest rates. Each incremental point change in the prime interest rate would correspondingly increase or decrease the Company's interest expense by approximately $33,250 per year.

     At June 30, 2003, the Company had accounts receivable of approximately $4.0 million net of an allowance for doubtful accounts of $1.0 million. The Company is subject to a concentration of credit risk because most of the accounts receivable are due from companies in the home health industry.

ITEM 4. CONTROLS AND PROCEDURES.

     As of June 30, 2003, the Chief Executive and Chief Financial Officers of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures. These disclosure controls and procedures are those controls and other procedures management maintains, which are designed to ensure that all of the information required to be disclosed by the Company in all its periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to Company management, including the Chief Executive and Chief Financial Officer of the Company, as appropriate to allow those persons to make timely decisions regarding required disclosure.


     The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control system, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Based upon the Company's Disclosure Controls evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Company's Disclosure Controls are effective to give reasonable assurance that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.


     Subsequent to June 30, 2003, when the disclosure controls and procedures were evaluated, there have not been any significant changes in the Company's disclosure controls or procedures or in other factors that could significantly affect such controls or procedures. No significant deficiencies or material weaknesses in the controls or procedures were detected, therefore no corrective actions needed to be taken.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Neither CareCentric nor any of its subsidiaries is currently a party to any legal proceedings which would be material to the business or financial condition of the Company on a consolidated basis.

     Simione Central Holding, Inc., a subsidiary of CareCentric now known as SC Holding, Inc. ("SC Holding") was one of several defendants named in a "whistleblower" lawsuit related to alleged Medicare fraud filed under the False Claims Act in the Northern District of Georgia (U.S. ex re. McLendon v. Columbia/HCA Healthcare Corp., et al., No. 97-VC-0890 (N.D. Ga.)). The lawsuit involves alleged claims that SC Holding allegedly participated in a conspiracy with Columbia/HCA and other third parties to bill inflated and fraudulent claims to Medicare. On July 21, 1999, the Justice Department issued notice that it had elected not to join in the claims asserted against SC Holding by Donald
McLendon, who is a former employee of an unrelated service provider to Columbia/HCA. Although the Justice Department joined the suit with regard to other defendants, it specifically declined to intervene with regard to SC Holding. In late 2000, CareCentric was advised by Mr. McLendon's attorney that notwithstanding the declination by the Justice Department, Mr. McLendon intends to pursue "whistleblower" claims against SC Holding directly. Through July 31, 2003, no such action has been taken and nothing further has been heard from McLendon's attorney for over one year. Management believes that this claim has been abandoned. In the event a claim is asserted, however, CareCentric and SC Holding intend to vigorously defend against it.

     In January 2003 the Company reached settlement with Columbia Home Health on litigation between the Company and Columbia which was begun before the merger with MCS Inc. Under the final terms of settlement, the Company received a cash payment in the amount of $295,000.

Item 2. Change in Securities.

     On June 4, 2003, the Company executed, pending shareholder approval, a merger agreement with Borden Associates, John E. Reed, Stewart B. Reed and James
A. Burk, which if ultimately approved and consummated, will have the effect of taking the Company private and thereby allow the Company to terminate registration of its common shares under the Exchange Act. The Company has filed a definitive proxy statement and Schedule 13E-3 and has set a meeting date of September 4, for its stockholders to vote on the merger. The merger agreement contemplates that all holders of less than 4,000 shares will be cashed out at a price of $0.75 per share.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.


Item 6. Exhibits and Reports on Form 8-K.

       (a) Exhibits:

           2.1(1) Agreement and Plan of Merger dated as of June 4, 2003 by and among CareCentric, Inc., Borden Associates, Inc., John E. Reed, Stewart B. Reed and James A. Burk.

           3.1 Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 000-22162)).

           3.2 Certificate of Ownership and Merger of Simione Central Holdings, Inc. with and into CareCentric Inc.(Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K dated as of January 31, 2001 (file No. 000-22162)).

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

           31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (1) In accordance with Item 601(b)(2) of Regulation S-K, the schedules have been omitted. There is a list of schedules at the end of the Exhibit, briefly describing them. The Company will furnish supplementally a copy of any omitted schedule to the Commission upon request.

           (b) Reports on Form 8-K:

                    On May 1, 2003, CareCentric, Inc. filed a Current Report on Form 8-K reporting a revised offer had been received proposing a merger transaction between the Company and Borden Associates, Inc.

                    On May 9, 2003, CareCentric, Inc. filed a Current Report on Form 8-K regarding the report of its financial results for the three months ended March 31, 2003.

                    On May 23, 2003, CareCentric, Inc. filed a Current Report on Form 8-K reporting that a revised offer had been received proposing a merger transaction between the Company and Borden Associates, Inc.

                    On June 5, 2003, CareCentric, Inc. filed a Current Report on Form 8-K reporting the execution of the merger agreement among the Company, Borden Associates, Inc., John E. Reed, Stewart B. Reed and James A. Burk.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CARECENTRIC, INC.


Dated:  August 7, 2003                 By:  /s/ George M. Hare
                                           -------------------------------------
                                           GEORGE M. HARE
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

1637163